Form 10-Q
period 1995-05-31
ATC ENVIRONMENTAL INC
filed 1995-07-17
CIK 828828

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

[X]                 Quarterly Report Under Section 13 or 15(d) of
                         the Securities Exchange Act of 1934

                         For the Quarter Ended May 31, 1995

                                      Or

[ ]          Transition Report Pursuant to Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934

Commission File Number:  1-10583

                            ATC Environmental Inc.
          (Exact name of Registrant as specified in its charter)

          Delaware                            46-0399408
(State or other jurisdiction                  (I.R.S. Employer
or incorporation or organization)              Identification No.)

104 East 25th Street, 10th Floor
New York, New York                                     10010
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number,
including area code:                            (212) 353-8280

                             None

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days.  Yes X .   No    .

The number of shares issued of the Registrant's Common Stock, as of June 30, 1995 was 5,821,770 shares of Common Stock.

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 31, 1995


PART I - FINANCIAL INFORMATION:

  Item 1 - Financial Statements:

    Consolidated Balance Sheets-
      February 28, 1995 and May 31, 1995 (unaudited)

    Consolidated Statements of Operations-
      Three months ended May 31, 1994 and 1995 (unaudited)

    Consolidated Statements of Stockholders' Equity-
      Three months ended May 31, 1994 and 1995 (unaudited)

    Consolidated Statements of Cash Flows-
      Three months ended May 31, 1994 and 1995 (unaudited)

    Notes to Consolidated Financial Statements

  Item 2 - Management's Discussion and Analysis of Financial
    Condition and Results of Operations

PART II - OTHER INFORMATION:

  Signatures

  Certificate of Merger

  Exhibit 11 - Computation of Earnings Per Share -
    Three Months Ended May 31, 1994 and 1995 (unaudited)

  Exhibit 27 - Financial Data Schedule (unaudited)

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
FEBRUARY 28, 1995 AND MAY 31, 1995 (Unaudited)
                                                                                          February 28,      May 31,
                                                                                              1995           1995
ASSETS

Current Assets

  Cash and cash equivalents                                                             $ 1,377,862     $   478,903
  Trade accounts receivable, less allowance for doubtful accounts
    ($535,886 at February 28, 1995 and $579,449 at May 31, 1995)                         11,859,991      12,496,667
  Costs in excess of billing on uncompleted contracts                                       447,000       1,198,900
  Prepaid expenses and other current assets                                                 431,791         284,634
  Deferred income taxes                                                                     132,700         132,700
  Due from related company                                                                                   18,924
                                                                                         __________      __________
           Total current assets                                                          14,249,344      14,610,728

Property and Equipment, net                                                               3,151,286       3,108,475

Goodwill, net of accumulated amortization
  ($137,470 at February 28, 1995 and $205,933 at May 31, 1995)                            7,166,998       7,467,189
Covenants Not To Compete, net of accumulated amortization
  ($137,021 at February 28, 1995 and $163,937 at May 31, 1995)                              317,979         301,063
Other Assets                                                                                123,615         124,754
                                                                                         __________      __________
                                                                                        $25,009,222     $25,612,209
                                                                                         ==========      ==========

See notes to consolidated financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term debt                                                                       $    88,720     $    47,210
  Current maturities of long-term debt                                                      840,907         780,286
  Accounts payable                                                                        1,963,484       1,831,192
  Income taxes payable                                                                      128,250         343,392
  Due to related company                                                                     39,969
  Accrued compensation                                                                    2,053,797       1,433,627
  Other accrued expenses                                                                  1,020,479         734,969
                                                                                         __________       _________
           Total current liabilities                                                      6,135,606       5,170,676

Long-Term Debt, less current maturities                                                   3,892,766       4,593,248
Other Liabilities                                                                         1,087,056       1,036,224
Deferred Income Taxes                                                                        80,600          80,600
                                                                                         __________      __________
           Total liabilities                                                             11,196,028      10,880,748
                                                                                         __________      __________
Stockholders' Equity
  Common stock, par value $.01 per share; authorized 20,000,000 shares;
    issued and outstanding 5,738,018 shares at February 28, 1995 and
    5,738,318 shares at May 31, 1995                                                         57,380          57,383
  Additional paid-in capital                                                              7,484,453       7,507,589
  Notes receivable - common stock                                                           (15,000)        (15,000)
  Retained earnings                                                                       6,286,361       7,181,489
                                                                                         __________      __________
                                                                                         13,813,194      14,731,461
                                                                                         __________      __________
                                                                                        $25,009,222     $25,612,209
                                                                                         ==========      ==========




See notes to consolidated financial statements.

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MAY 31, 1994 AND 1995 (Unaudited)
                                                                                          1994            1995
REVENUES                                                                              $ 8,167,900     $10,814,953

COST OF REVENUES                                                                        4,298,256       5,545,411
                                                                                      ___________     ___________
           Gross profit                                                                 3,869,644       5,269,542
OPERATING EXPENSES:
  Selling                                                                                 223,866         329,629
  General and administrative                                                            2,427,162       3,365,964
  Provision for bad debts                                                                  39,975          47,400
                                                                                      ___________     ___________
                                                                                        2,691,003       3,742,993
                                                                                      ___________     ___________
           Operating income                                                             1,178,641       1,526,549
                                                                                      ___________     ___________
NONOPERATING EXPENSE (INCOME):

  Interest expense                                                                         65,128         109,508
  Interest income                                                                         (10,100)        (43,772)
  Other                                                                                      (301)         (1,815)
                                                                                      ___________     ___________
                                                                                           54,727          63,921
                                                                                      ___________     ___________
           Income before income taxes                                                   1,123,914       1,462,628

INCOME TAX EXPENSE                                                                        434,400         567,500
                                                                                      ___________     ___________
NET INCOME                                                                            $   689,514     $   895,128
                                                                                      ===========     ===========
EARNINGS PER COMMON SHARE AND DILUTIVE COMMON
  EQUIVALENT SHARE:
    Primary                                                                           $      0.13     $      0.15
                                                                                      ===========     ===========
    Fully diluted                                                                     $      0.12     $      0.15
                                                                                      ===========     ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
    Primary                                                                             5,481,022       6,123,312
                                                                                      ===========     ===========
    Fully diluted                                                                       5,560,619       6,123,312
                                                                                      ===========     ===========

See notes to consolidated financial statements.

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MAY 31, 1994 AND 1995 (Unaudited)
                                                                               1994
                                                                                      Notes
                                                                 Additional         Receivable
                                          Common Stock            Paid-in           - Common       Retained
                                     Shares        Amount         Capital              Stock       Earnings     Total

BALANCE, February 28, 1994         5,303,352       $53,034      $4,610,860           $(34,250)    $3,029,841  $7,659,485
  Continuing registration costs
    applied against additional
    paid-in capital                                                (20,154)                                      (20,154)
  Net income                                                                                         689,514     689,514
                                   _________       _______      __________           ________     __________  __________
BALANCE, May 31, 1994              5,303,352       $53,034      $4,590,706           $(34,250)    $3,719,355  $8,328,845
                                   =========       =======      ==========           ========     ==========  ==========

                                                                              1995
                                                                                      Notes
                                                                 Additional         Receivable
                                          Common Stock            Paid-in           - Common       Retained
                                     Shares        Amount         Capital              Stock       Earnings     Total

BALANCE, February 28, 1995         5,738,018       $57,380      $7,484,453          $(15,000)    $6,286,361  $13,813,194
  Sale of common stock at $2.13
    per share, upon exercise
    of stock options                     300             3             636                                           639
  Common stock commitment in
    connection with asset
    purchase                                                        22,500                                        22,500
  Net income                                                                                        895,128      895,128
                                   _________       _______      __________           ________     __________  __________
BALANCE, May 31, 1995              5,738,318       $57,383      $7,507,589         $(15,000)     $7,181,489  $14,731,461
                                   =========       =======      ==========           ========     ==========  ==========

See notes to consolidated financial statements.

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MAY 31, 1994 AND 1995 (Unaudited)
                                                                                  1994             1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                 $  689,514        $  895,128
  Adjustments to reconcile net income
   to net cash from operating activities:
      Depreciation and leasehold amortization                                   138,479           170,133
      Amortization of goodwill and covenants                                     44,644            95,379
      Provision for bad debts                                                    39,975            47,400
      Other liabilities                                                                           (50,832)
      Gain on disposal of fixed assets                                                             (3,275)
      Changes in operating assets and liabilities, net of
        amounts acquired in acquisitions:
          Accounts and notes receivable                                        (367,720)        (1,445,500)
          Prepaid expenses and other assets                                    (134,744)           147,542
          Accounts payable and other liabilities                                322,554         (1,077,940)
          Income taxes payable                                                 (755,950)           215,142
                                                                              _________        ___________
           Net cash flows from operating activities                             (23,248)        (1,006,823)
                                                                              _________        ___________
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of ConTest, Inc.                                                                       (123,848)
  Purchase of BSE Management, Inc.                                             (198,626)          (103,077)
  Purchase of R.E. Blattert and Associates                                                         (53,068)
  Purchase of property and equipment                                           (120,226)          (122,649)
  Proceeds from sale of property and equipment                                                       5,602
  Other                                                                                            (19,086)
                                                                              _________        ___________
           Net cash flows from investing activities                            (318,852)          (416,126)
                                                                              _________        ___________
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt and notes payable                                       816,660
  Proceeds from issuance of common stock                                                               639
  Principal payments on long-term debt and notes payable,
    including capital lease obligations                                        (217,915)          (293,309)
  Payments for continuing registration costs                                    (20,154)
                                                                              _________        ___________
           Net cash flows from financing activities                            (238,069)           523,990
                                                                              _________        ___________
           Net change in cash and cash equivalents                             (580,169)          (898,959)
CASH AND CASH EQUIVALENTS, Beginning of period                                1,394,889          1,377,862
                                                                              _________        ___________
CASH AND CASH EQUIVALENTS, End of period                                     $  814,720         $  478,903
                                                                             ==========        ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments for:
    Interest                                                                 $   65,128         $  109,508
                                                                             ==========        ===========
    Income taxes                                                             $1,190,350         $  352,352
                                                                             ==========        ===========

See notes to consolidated financial statements.

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	GENERAL

Principles of Consolidation - The consolidated financial statements include the accounts of ATC Environmental Inc. and its wholly-owned subsidiaries (ATC or the Company).

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly, in all material respects, the financial position as of May 31, 1995, and the results of operations and the cash flows for the three months ended May 31, 1994 and 1995.
These results of operations are not necessarily indicative of the results to be expected for the full year due to certain seasonality factors and the effects and timing of large service projects.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's Form 10-K for the fiscal year ended February 28, 1995.

Nature of Business - ATC Environmental Inc. and its subsidiaries are environmental consulting firms providing assessment, monitoring, training, analytical and management services for environmental projects. These services are provided nation-wide through a network of regional offices. Because the Company conducts its operations in a single industry, segment information is not presented.

Significant Customers - Revenues from two customers comprised approximately 8.7% of total revenues during the three months ended May 31, 1995 as compared to 29.1% for the comparable prior period.

Earnings per Share Data - Earnings per common share and dilutive common equivalent share have been computed by using the weighted average number of shares outstanding during each period. Outstanding dilutive stock warrants and options are included in the computation of weighted average number of shares.

Reclassifications - Certain reclassifications have been made to the prior period's financial statements to conform to the current years presentation.

B.	BUSINESS ACQUISITIONS

Con-Test, Inc. - On October 1, 1994, ATC acquired substantially all of the assets and liabilities of Con-Test, Inc. (Con-Test), a Massachusetts based environmental consulting company having branch offices in the New England states, New York and Pennsylvania. The seller has guaranteed the net receivables purchased. The acquisition has been accounted for as a purchase. Con-Test's assets and liabilities are included in the accompanying consolidated balance sheet at fair value at the date of purchase.

R.E. Blattert & Associates - On January 13, 1995, ATC acquired substantially all of the assets and liabilities of R.E. Blattert & Associates (Blattert), an environmental consulting firm having geologic, environmental engineering and water resource expertise with offices in Indiana and Iowa.
The seller has guaranteed the net receivables purchased. In addition, the purchase agreement provides for the seller to receive additional purchase consideration up to a maximum of $850,000 over a four-year period based on achieving agreed upon earnings targets. These contingent payments will be recorded as goodwill if subsequently earned. At May 31, 1995, no additional purchase consideration had been earned. The acquisition was accounted for as a purchase. Blattert's assets and liabilities are included in the accompanying consolidated balance sheet at fair value at the date of purchase.

Microbial Environmental Services, Inc. - On January 4, 1995, ATC acquired certain operations of Microbial Environmental Services, Inc. (MES). ATC agreed to assume service performance obligations under certain contracts and a lease obligation of MES. In consideration, MES assigned accounts receivable to ATC. ATC additionally purchased certain field and laboratory equipment from MES and paid a finder's fee to an unrelated party. The acquisition was accounted for as a purchase. MES's assets and liabilities acquired are included in the accompanying consolidated balance sheet at fair value at the date of purchase.

Pro Forma Financial Information - The following unaudited pro forma information sets forth the results of operations of ATC as though the purchase of Con-Test had occurred at March 1, 1994:


                                                        Pro forma

                                                Three Months Ended May 31,
                                                  1994             1995

Revenues                                       $10,333,423     $10,814,953

Net income                                     $   552,182    $    895,128

Earnings per share (fully diluted)             $      0.10     $      0.15


C.	PROPERTY AND EQUIPMENT

Property and equipment is
comprised of the following:


                                               February 28,      May 31,
                                                   1995           1995

Office equipment                               $ 2,086,889    $ 2,155,308
Laboratory and field equipment                   3,007,651      3,055,038
Transportation equipment                           223,397        216,580
Leasehold improvements                             537,698        545,543
                                                __________      _________
                                                 5,855,635      5,972,469
Less accumulated depreciation                   (2,704,349)    (2,863,994)
                                                __________     __________
                                               $ 3,151,286    $ 3,108,475
                                                ==========     ==========

D.	SUBSEQUENT EVENT - MERGER OF ATC AND AURORA

ATC and its parent, Aurora Environmental Inc. ("Aurora") were merged pursuant to an agreement ("the Merger Agreement") approved by a majority of shareholders of each company on June 29, 1995, with ATC being the surviving corporation. Under the Merger Agreement, ATC exchanged .545 of a share of ATC stock for each of Aurora's 6,131,104 shares of stock outstanding. ATC's common shares held by Aurora of 3,258,000 were cancelled. The merger will be accounted for in a manner similar to a pooling of interests. Under this method of accounting, recorded assets and liabilities of Aurora will be combined with ATC and the results of operations of ATC and Aurora will also be combined as of the effective date of the merger. After the merger, ATC will be able to utilize Aurora's net operating loss carryforward, which is approximately $970,000 at May 31, 1995. In addition, the intercompany balance between ATC and Aurora was forgiven.

Pro Forma Financial Information - The following unaudited pro forma information sets forth the results of operations of ATC and Aurora as if the merger and ATC's purchase of Con-Test had occurred on March 1, 1994:


                                                       Pro forma

                                                Three Months Ended May 31,
                                                     1994        1995

Revenues                                        $10,333,423   $10,814,953

Net income                                      $   550,148   $   845,632

Earnings per share (fully diluted)              $      0.09   $      0.13

                        Management's Discussion and Analysis
              of Financial Condition and Results of Operations

Introduction

ATC is an environmental consulting firm that specializes in the identification, assessment and testing of and corrective action for complex environmental projects. ATC's strategy is to provide a diversified set of consulting services including industrial hygiene, environmental site assessments, ground water and soil management, environmental compliance, environmental management, lead based paint management, health and safety training and risk analysis. Currently, a major portion of the ATC's revenues are derived from industrial hygiene related services. ATC also maintains independent analytical testing laboratories for analysis of industrial waste water, drinking water for lead based paint contamination, radon presence, and certain hazardous wastes in support of its industrial hygiene, environmental management, and lead based paint management consulting services. ATC has also commenced providing services in the area of risk analysis and computerized decision support and analysis.

The following is a discussion of ATC's merger with its parent company and a description of ATC acquisitions in fiscal 1995. For a complete discussion of the merger and terms of the acquisitions, refer to the company's Annual Report on Form 10-K for the fiscal year ended February 28, 1995.

ATC and Aurora Merger

ATC and its parent, Aurora Environmental Inc. (Aurora), were merged effective on June 29, 1995 with ATC as the surviving corporation pursuant to an Agreement and Plan of Merger (the "Merger"), dated January 6, 1995. The Merger was subject to various conditions including without limitation stockholder approval of each respective corporation. Stockholder approval of each of ATC and Aurora was obtained on June
29, 1995, and the Merger closed and was deemed effective as of the close of business on the same date, which is also the date that a Certificate of merger was deemed filed with the Department of State of the State of Delaware. The final conversion ratio is .545 of a share of ATC common stock for each 1.0 share of Aurora common stock.

Prior to the Merger, Aurora owned approximately 57% of the outstanding shares of ATC. As a result of the Merger, Aurora's 3,258,000 of ATC common stock have been canceled. In connection with the Merger, ATC will issue 3,341,452 shares of common stock in exchange for Aurora's stockholder's shares. Further, ATC is obligated to issue up to an additional 604,950 shares upon the exercise of certain ATC options/warrants to be issued in replacement of previously outstanding Aurora options/warrants.

The Merger will be accounted for in a manner similar to a pooling of interest. Under this method of accounting, recorded assets and liabilities of Aurora will be combined with ATC and the results of operations of ATC and Aurora will also be combined as of the effective date of the merger. After the merger, ATC will be able to utilize Aurora's net operating loss carryforward, which is approximately $970,000 at May 31, 1995. In addition, the intercompany balance between ATC and Aurora will be forgiven.

Acquisition of Assets on Con-Test, Inc.

As of October 1, 1994, ATC purchased certain assets and assumed certain liabilities of Con-Test, Inc. ("Con-Test"), a Massachusetts based environmental consulting company having branch offices in New England, New York and Pennsylvania.

Con-Test's primary services include industrial hygiene, environmental and industrial health and safety, and lead based
paint management.   It also maintained an analytical laboratory,
and has developed an extensive line of environmental facilities management software which is presently in use by several industrial firms and federal government agencies.

Acquisition of Certain Assets of Microbial Environmental Services,
Inc.

On January 4, 1995, ATC agreed to assume the service performance obligations under certain contracts of Microbial Environmental Services, Inc. ("MES"), a wholly-owned subsidiary of Pioneer Hi-Bred International, Inc. MES was engaged in the business of remediation of contaminated soils and water utilizing enhanced naturally occurring biological processes. Their services also included assessment of contaminated properties, design of bio-remediation systems, management of bio-remediation projects and monitoring of compliance with clean up standards. Further, ATC agreed to assume 30% of MES's facility lease obligations in Des Moines, Iowa.

Acquisition of Certain Assets of R.E. Blattert and Associates

On January 13, 1995, ATC acquired substantially all the assets (excluding foreign business contracts) and assumed certain specified liabilities of R.E. Blattert and Associates ("R.E. Blattert"). There is a contingent earnout provision which provides for additional purchase consideration up to a maximum of $850,000 over a four year period based on achieving agreed upon revenue and earnings targets. R.E. Blattert's main area of expertise was in groundwater resource management, but it also had significant capability in the areas of environmental assessments, design and remediation management, evaluation and management of solid and hazardous waste, underground storage tank management, geotechnical services, computer modeling, geophysical surveys, mapping studies and forensic engineering.

RESULTS OF OPERATIONS-FIRST QUARTER OF FISCAL 1995 VS FIRST QUARTER
OF FISCAL 1994

Revenues increased from $8,167,900 during the three months ended May 31, 1994 to $10,814,953 for the three months ended May 31, 1995, an increase of $2,647,053 or 32.4%. This increase was attributable to continued growth of ATC's existing branches and the effect of acquisitions, which were offset by the effect of lower revenues from significant customers, as summarized in the following table:

           Revenues for three months ended
                                             Amount     Percentage
Source       May 31, 1994   May 31, 1995    of Change   Change (1)

ATC
existing
branches      $5,791,183     $7,077,609      $1,286,426     22.2%

NYCSCA &
Corps          2,376,717        939,750      (1,436,967)   (60.5%)

Con-Test         -0-          1,728,121       1,728,121      N/A

R.E. Blattert    -0-            367,827         367,827      N/A

MES              -0-            701,646         701,646      N/A

Total        $8,167,900     $10,814,953      $2,647,053     32.4%

(1) The percentage of change is calculated by dividing the applicable amount of the source change by the applicable amount of source revenues for the three months ended May 31, 1994.

Strong growth in ATC existing branch locations was experienced as ATC continues to penetrate its existing markets. The increase in revenue from ATC existing branch offices in the three months ended May 31, 1995, after adjusting for the effect of large projects for significant customers, was 22.2%. As the amounts above indicate, ATC is benefiting as anticipated from its acquisition of assets of Con-Test which was effective October 1, 1994, acquisition of assets of MES which was effective January 4, 1995 and acquisition of assets of R.E. Blattert which was effective January 13, 1995. Additionally, ATC continues to benefit from its acquisition of assets of BSE Management, Inc. which was effective April 30, 1993.

During the three months ended May 31, 1995, the New York City
School Construction Authority ("NYCSCA") accounted for approximately $596,147 or 5.5% of revenues as compared to $937,907 or 11.5% of revenues for the three months ended May 31, 1994.
During the three months ended May 31, 1995, ATC's revenues in asbestos management consulting and testing services which were provided to the NYCSCA as part of its New York City school asbestos clean up program, decreased due to delays in the approval of program budget and funding requests which resulted in diminished service levels. Since NYCSCA's clean up program is ongoing and is expected to continue over a period of years, ATC is providing and reasonably expects to continue to provide additional asbestos and other industrial hygiene services to NYCSCA. Management believes that revenues from the NYCSCA are expected to continue in future periods. Actual revenues will be dependent upon many factors such as scope of work necessary at particular sites, budgeting constraints, competition and ATC's performance. Since May 31, 1995, additional funding has been made available to the program which management believes will result in higher revenue levels in the three months ended August 30, 1995 as compared to the three months ended May 31, 1995.

During the three months ended May 31, 1995, revenues from the Army Corps of Engineers ("Corps"), amounted to approximately $343,603 or 3.2% of revenues, as compared to approximately $1,438,810 or 17.6% of revenues for the comparable period of the prior year. These revenues relate to certain asbestos management services. Revenues are expected to continue at diminished levels for the remainder of fiscal 1996 when compared to similar periods of the prior fiscal year.

Gross profit, which is service fee revenue less cost of revenues for the three months ended May 31, 1994 and the three months ended May 31, 1995 was $3,869,644 and $5,269,542, respectively, and the gross profit percentage was 47.4% and 48.7%, respectively. During the three months ended May 31, 1995, ATC's margins improved due to lower subcontract and outside laboratory expenses as a percentage of revenue.

Operating expenses (which include selling, general and administrative and provision for bad debts) for the three months ended May 31, 1994 and 1995 were $2,691,003 and $3,742,993, respectively. ATC's operating expenses expressed as a percentage of revenues were 33.0% and 34.6%, respectively. Operating expenses as a percentage of gross revenues have increased primarily due to increased labor costs. Employee salaries and wages and related employment costs such as payroll taxes and employee insurance benefits represent the largest component of operating expenses. Employee costs increased approximately $535,000 in the three months ended May 31, 1995 as compared to the three months ended 1994.
This correlates to a 35% increase in the number of employees.
These increases were due to employees hired in connection with the Con-Test and other acquisitions and increases from the growth in services in existing ATC branch offices. Other increases in operating expenses resulted from higher facility costs, supplies, and travel which resulted from the increased revenue and employee levels. Additionally, amortization of goodwill and intangibles increased from $44,644 in the three months ended May 31, 1994 to $95,379 in the three months ended May 31, 1995 reflecting the additional goodwill from the BSE contingent purchase payments and acquisitions of Con-Test, R.E. Blattert and MES.

Other nonoperating expenses increased from $54,727 in the three months ended May 31, 1994 to $63,921 in the three months ended May 31, 1995. This increase can be attributed to an increase in net interest expense due to increased borrowings.

Income tax expense was $434,400 in the three months ended May 31, 1994 and $567,500 in the three months ended May 31, 1995 representing an effective tax rate of approximately 39% for both periods.

Net income was $689,514 in the three months ended May 31, 1994 compared to $895,128 in the three months ended May 31, 1995. The increase is due to increased revenues and operating profits resulting from recent acquisitions.

Impact of Inflation

ATC believes that inflation and changing prices have not had a material impact on ATC's operations.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 1995 working capital was $9,440,052 as compared to working capital of $8,113,738 at February 28, 1995, an increase of $1,326,314. This increase in working capital is in part a result of ATC's acquisition of assets of R.E. Blattert and MES, and the reduction of liabilities from proceeds of notes to the bank.

During the three months ended May 31, 1995, net cash of approximately $1,007,000 was used in operations, representing increases in accounts receivable and payments of accounts payable and accrued liabilities in excess of the net income for the period. Accounts receivable increased due to increased billings by MES to governmental agencies, where payments are made through stale environmental funds and increases of costs in excess of billings due to work on projects where billings are linked to project completions or milestone events. Liabilities decreased primarily due to the payment of accrued compensation. During the three months ended May 31, 1995, net cash of approximately $416,000 was used in investing activities in connection with the Con-Test and R.E. Blattert acquisitions, additional contingent contract payments in connection with the BSE acquisition, and purchases of property and equipment. Net cash from financing activities was approximately $524,000, primarily representing proceeds from an $800,000 increase in notes payable to a bank less payments made on long term debt and notes payable of $293,000.

During the three months ended May 31, 1994, the Company's operations used cash. Net cash flows from changes in operating assets and liabilities included a use of cash as a result of an increase in accounts receivable as a result of the Company's continued revenue growth and payment of current taxes due. This was partially offset by an increase in payables and the Company's continued strong operating results. During this period, net cash was used in investing activities toward the payment of additional contingent obligations related to the acquisition of BSE and to purchase property and equipment. Also during this period, cash was used in financing activities primarily for principal payment on long term debt and notes payable.

ATC's standard credit policy is that all amounts are due upon receipt of invoice. ATC generally does not provide extended payment terms to customers; however, a significant portion of receivables are not collected within 30 days. ATC's collections on accounts receivable averaged 101 days, and 91 days for the three months ended May 31, 1995, and 1994, respectively. (The 1995 calculation, adjusted to exclude uncollected purchased accounts receivable of Con-Test and R.E. Blattert and excluding receivables assigned to the Company by MES is 95 days). ATC's clients are diversified and, except for the NYCSCA and the Army Corps of Engineers, ATC is not dependent upon any major customers, industry or geographical area. Management believes that these factors, along with its aggressive collection policies and advanced credit checks are the reasons why ATC has not experienced significant losses on the collection of accounts receivable.

ATC may open additional offices in the future at presently undetermined sites based upon potential sales growth and whether an office can meet Management's profitability objective. In addition, ATC has added regional offices in the recent past as a result of the completion of certain acquisitions such as the acquisition of assets from Con-Test as of October 1, 1994 and may add additional offices through acquisitions in the future, although no assurances can be given in this regard.

At various times in the past, ATC's liquidity and cash resources have been substantially attributable to externally rather than internally generated funds as a result of the completion of ATC's initial public offering in June, 1988, capital lease transactions, financing from the exercise of outstanding options and warrants and institutional financing. In fiscal 1995, ATC increased its credit facilities with the Atlantic Bank of New York to approximately $5,000,000. Management believes that ATC's working capital, credit facilities with the Atlantic Bank of New York, and anticipated funds generated internally from operations are sufficient to finance ATC's internal expansion activities, to make payments as they come due on ATC's completed acquisitions and to meet ATC's short-term and long-term liquidity requirements.

The Note underlying ATC's credit facility, which is currently due September 30, 1996, provides that the Bank is not obligated to make loans to ATC if doing so would cause the aggregate outstanding principal amount of all loans under the Note to exceed the borrowing base as defined in the Note. The Note contains certain representations, warranties, affirmative covenants, negative covenants and financial covenants so long as the Note remains unpaid or the Bank shall have any commitments under the Notes. As of May 31, 1995, ATC is in compliance with all covenants under the Note. Events of default under the Note include but are not limited to a change in control of ATC or any guarantor.

Class C Warrants

Under the original terms of ATC's Class C Warrants, each Class C
Warrant entitles the holder to purchase one share of ATC's Common
Stock at a purchase price of $10.00.

On June 30, 1994, ATC extended the expiration date of its Class C
Warrants until September 30, 1996.  As of May 1, 1995, there were
570,620 Class C Warrants issued and outstanding.

                             PART II - OTHER INFORMATION


Item 1.    Legal Proceedings:
           Not Applicable

Item 2.    Changes in Securities:
           Not Applicable

Item 3.    Defaults Upon Senior Securities:
           Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders:
            A special meeting of stockholders was held June 29, 1995 for the purpose of approving the merger of Aurora Environmental Inc. into ATC, with ATC being the Surviving Corporation. The stockholders of ATC approved the Plan of Merger by a vote of 4,362,904 shares in favor, 10,530 shares against and 10,070 abstaining from voting.

Item 5.    Other Information:
           Not Applicable

Item 6.    Exhibits and Reports on Form 8-K:
           (a) Exhibits:
                2 Agreement and Plan of Merger dated as of January 6, 1995 by and between Aurora and the Issuer (incorporated by reference to Exhibit 2(a) filed as an Exhibit to the Form S-4 Registration Statement, File No. 33-88380 and included as an attachment to the Prospectus which forms a part of said Registration Statement).

                2   Certificate of Merger

                11  Computation of Earnings Per Share

                27  Financial Data Schedule

           (b) Reports on Form 8-K:
               No Form 8-K's were filed or required to be filed for the three months ended May 31, 1995, however, a Form 8-K relating to the merger of ATC and Aurora, dated June 29, 1995 was filed in July 1995

                            ATC Environmental Inc.





                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ATC ENVIRONMENTAL INC.
                                           (Registrant)



Dated:   July 17, 1995                    /s/ Morry F. Rubin
                                  MORRY F. RUBIN, President and
                                      Chief Executive Officer


Dated:   July 17, 1995                    /s/ Richard L. Pruitt
                                  RICHARD L. PRUITT, Vice President
                                 and Principal Accounting Officer

                                                STATE OF DELAWARE
                                               SECRETARY OF STATE
                                           DIVISION OF CORPORATIONS
                                          FILED 09:00 am 06/29/1995
                                              950140016 - 7146186


                         Certificate of Merger

                                  of

                       Aurora Environmental Inc.

                             into and with

                         ATC Environmental Inc.



        Pursuant to Section 251 of the General Corporation Law
                       of the State of Delaware


     ATC Environmental Inc., a corporation formed under the laws of the State of Delaware, desiring to merge Aurora Environmental Inc., into and with ATC Environmental Inc., with ATC Environmental Inc., as the surviving corporation pursuant to the provision of Section 251 of the General Corporation Law of the State of Delaware, DOES HEREBY CERTIFY as follows:

       FIRST: That ATC Environmental Inc., is a corporation formed under the Laws of the State of Delaware and its and its Certificate of Incorporation was filed in the office of the Secretary of State on DECEMBER 14, 1987.

       SECOND: That Aurora Environmental Inc., is a corporation formed under the Laws of the State of Delaware and its Certificate of Incorporation was filed in the office of the Secretary of State on NOVEMBER 3, 1987.

       THIRD: That an Agreement and Plan of Merger dated as of January 6, 1995, between ATC Environmental Inc., and Aurora
Environmental Inc., has been approved, adopted, certified, executed and acknowledged by each of the constituent corporations in accordance with Section 251 of the General Corporation Law of the State of Delaware.

       FOURTH:  That the name of the Surviving Corporation is ATC
Environmental Inc..

       FIFTH: That the Certificate of Incorporation of ATC Environmental Inc., as heretofore amended, shall continue to be the Certificate of Incorporation of the Surviving Corporation until said Certificate of Incorporation has been amended.
       SIXTH: That the executed Agreement and Plan of Merger is on file at the principal place of business of ATC Environmental Inc., the Surviving Corporation, at 104 East 25th Street, New York, New York, 10010.

       SEVENTH: That a copy of the executed Agreement and Plan of Merger will be furnished by ATC Environmental Inc., the Surviving
Corporation, on request, and without cost, to any stockholder of any constituent corporation.

       IN WITNESS WHEREOF, said ATC Environmental Inc., has caused this Certificate to be executed by its officers thereunto duly authorized this 29th day of June, 1995.



                                 ATC ENVIRONMENTAL INC.




                                 by /s/ Morry F. Rubin
                                   Morry F. Rubin, President


ATTEST:

/s/ George Rubin
George Rubin, Secretary

Exhibit 11
ATC ENVIRONMENTAL INC. AND SUBSIDIARIES

COMPUTATION OF EARNINGS PER SHARE
THREE MONTHS ENDED MAY 31, 1994 AND 1995 (Unaudited)

                                                     1994        1995

PRIMARY EARNINGS PER SHARE:

  Weighted average number of shares
    of common stock outstanding                  5,303,352     5,738,298

  Additional shares assuming
    exercise of dilutive stock
    options and stock warrants                    177,670        385,014
                                                 ________      _________
           Total average common and
            common equivalent
            shares outstanding                  5,481,022      6,123,312
                                                =========      =========
Net income                                     $  689,514     $  895,128
                                                =========      =========
Earnings per common share and
  dilutive common equivalent share             $     0.13     $     0.15
                                                =========      =========

FULLY DILUTED EARNINGS PER SHARE:

  Weighted average number of shares
    of common stock outstanding                5,303,352       5,738,298

  Additional shares assuming
    exercise of dilutive stock
    options and stock warrants                   257,267         385,014
                                               _________       _________
           Total average common
            and common equivalent
            shares outstanding                 5,560,619       6,123,312
                                                =========      =========
Net income                                    $  689,514         895,128
                                                =========      =========
Earnings per common share and
  dilutive common equivalent share            $     0.12      $     0.15
                                                =========      =========