Form 10-Q
period 1995-08-31
ATC ENVIRONMENTAL INC
filed 1995-10-06
CIK 828828

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

               /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED AUGUST 31, 1995

                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 1-10583

                             ATC ENVIRONMENTAL INC.
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                         46-0399408
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                         Identification No.)

    104 EAST 25TH STREET, 10TH FLOOR
           NEW YORK, NEW YORK                                      10010
(Address of principal executive offices)                         (Zip Code)

              Registrant's telephone number, including area code:

                                 (212) 353-8280

                                      NONE
   (Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares issued of the Registrant's Common Stock, as of October 2, 1995 was 5,857,390 shares of Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED AUGUST 31, 1995
--------------------------------------------------------------------------------

                                                                                                                          PAGE
                                                                                                                          ----

PART I -- FINANCIAL INFORMATION:

  Item 1 -- Financial Statements:

    Consolidated Balance Sheets --
     February 28, 1995 and August 31, 1995 (unaudited)..................................................................   F-3

    Consolidated Statements of Operations --
     Three months and six months ended August 31, 1994 and 1995 (unaudited).............................................   F-4

    Consolidated Statements of Stockholders' Equity --
     Six months ended August 31, 1994 and 1995 (unaudited)..............................................................   F-5

    Consolidated Statements of Cash Flows --
     Six months ended August 31, 1994 and 1995 (unaudited)..............................................................   F-6

    Notes to Consolidated Financial Statements..........................................................................   F-7

  Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.......................  F-10

PART II -- OTHER INFORMATION                                                                                              F-16

  Signatures............................................................................................................  F-17

  Exhibit 11 -- Computation of Earnings Per Share --
   Three months and six months ended August 31, 1994 and 1995 (unaudited)...............................................

  Exhibit 27 -- Financial Data Schedule (unaudited).....................................................................

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
FEBRUARY 28, 1995 AND AUGUST 31, 1995 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                            FEBRUARY 28,    AUGUST 31,
                                                                                                1995           1995
                                                                                            ------------   ------------
                                                                                                           (UNAUDITED)
ASSETS

Current Assets:
  Cash and cash equivalents...............................................................  $  1,377,862   $    464,160
  Trade accounts receivable, less allowance for doubtful accounts ($535,886 at February
   28, 1995 and $630,982 at August 31, 1995)..............................................    11,859,991     13,761,747
  Costs in excess of billings on uncompleted contracts....................................       447,000      1,894,868
  Prepaid expenses and other current assets...............................................       431,791        733,581
  Deferred income taxes (Note E)..........................................................       132,700        482,700
                                                                                            ------------   ------------
      Total current assets................................................................    14,249,344     17,337,056
Property and equipment, net (Note C)......................................................     3,151,286      3,314,406
Goodwill, net of accumulated amortization
 ($137,470 at February 28, 1995 and $277,050 at August 31, 1995)..........................     7,166,998      7,496,934
Covenants not to compete, net of accumulated amortization
 ($137,021 at February 28, 1995 and $191,478 at August 31, 1995)..........................       317,979        273,522
Other assets..............................................................................       123,615        277,103
                                                                                            ------------   ------------
                                                                                            $ 25,009,222   $ 28,699,021
                                                                                            ------------   ------------
                                                                                            ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term debt.........................................................................  $     88,720   $      5,000
  Current maturities of long-term debt....................................................       840,907      1,190,816
  Accounts payable........................................................................     1,963,484      2,283,565
  Income taxes payable....................................................................       128,250        --
  Due to related company (Note D).........................................................        39,969        --
  Accrued compensation....................................................................     2,053,797      1,769,053
  Other accrued expenses..................................................................     1,020,479        854,981
                                                                                            ------------   ------------
    Total current liabilities.............................................................     6,135,606      6,103,415
Long-term debt, less current maturities...................................................     3,892,766      5,377,418
Other liabilities.........................................................................     1,087,056        883,283
Deferred income taxes.....................................................................        80,600         80,600
                                                                                            ------------   ------------
    Total liabilities.....................................................................    11,196,028     12,444,716
                                                                                            ------------   ------------
Stockholders' Equity (Note D):
  Common stock, par value $.01 per share; authorized 20,000,000 shares; issued and outstanding 5,738,018 shares at February 28, 1995 and 5,857,390 shares at August 31,
   1995...................................................................................        57,380         58,574
  Additional paid-in capital..............................................................     7,484,453      7,540,125
  Notes receivable -- common stock........................................................       (15,000)       (45,000)
  Retained earnings.......................................................................     6,286,361      8,700,606
                                                                                            ------------   ------------
                                                                                              13,813,194     16,254,305
                                                                                            ------------   ------------
                                                                                            $ 25,009,222   $ 28,699,021
                                                                                            ------------   ------------
                                                                                            ------------   ------------

                See notes to consolidated financial statements.

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED AUGUST 31, 1994 AND 1995 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                      AUGUST 31,                AUGUST 31,
                                                                                -----------------------  ------------------------
                                                                                   1994        1995         1994         1995
                                                                                ----------  -----------  -----------  -----------

Revenues......................................................................  $8,721,212  $11,649,478  $16,889,112  $22,464,431
Cost of revenues..............................................................   4,235,512    6,120,062    8,533,767   11,665,473
                                                                                ----------  -----------  -----------  -----------
      Gross profit............................................................   4,485,700    5,529,416    8,355,345   10,798,958
Operating expenses:
  Selling.....................................................................     294,039      384,564      517,905      714,193
  General and administrative..................................................   2,501,390    2,986,647    4,928,552    6,352,611
  Provision for bad debts.....................................................      45,375       71,815       85,350      119,215
                                                                                ----------  -----------  -----------  -----------
                                                                                 2,840,804    3,443,026    5,531,807    7,186,019
                                                                                ----------  -----------  -----------  -----------
      Operating income........................................................   1,644,896    2,086,390    2,823,538    3,612,939
                                                                                ----------  -----------  -----------  -----------
Nonoperating expense (income):
  Interest expense............................................................      64,911      139,959      130,039      249,467
  Interest income.............................................................     (12,116)      (3,801)     (22,216)     (47,573)
  Other.......................................................................        (507)      28,615         (807)      26,800
                                                                                ----------  -----------  -----------  -----------
                                                                                    52,288      164,773      107,016      228,694
                                                                                ----------  -----------  -----------  -----------
      Income before income taxes..............................................   1,592,608    1,921,617    2,716,522    3,384,245
Income tax expense (Note E)...................................................     611,600      402,500    1,046,000      970,000
                                                                                ----------  -----------  -----------  -----------
Net income....................................................................  $  981,008  $ 1,519,117  $ 1,670,522  $ 2,414,245
                                                                                ----------  -----------  -----------  -----------
                                                                                ----------  -----------  -----------  -----------
Earnings per common share and dilutive common equivalent share:
  Primary (Notes D and E).....................................................  $     0.18  $      0.23  $      0.30  $      0.38
                                                                                ----------  -----------  -----------  -----------
                                                                                ----------  -----------  -----------  -----------
  Fully diluted (Notes D and E)...............................................  $     0.18  $      0.23  $      0.30  $      0.38
                                                                                ----------  -----------  -----------  -----------
                                                                                ----------  -----------  -----------  -----------
Weighted average number of shares outstanding:
  Primary.....................................................................   5,512,235    6,542,002    5,496,629    6,332,657
                                                                                ----------  -----------  -----------  -----------
                                                                                ----------  -----------  -----------  -----------
  Fully diluted...............................................................   5,512,235    6,542,002    5,536,427    6,332,657
                                                                                ----------  -----------  -----------  -----------
                                                                                ----------  -----------  -----------  -----------

                See notes to consolidated financial statements.

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED AUGUST 31, 1994 AND 1995 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                           1994
                                                            ------------------------------------------------------------------
                                                                                              NOTES
                                                               COMMON STOCK     ADDITIONAL  RECEIVABLE
                                                            ------------------   PAID-IN    - COMMON     RETAINED
                                                             SHARES    AMOUNT    CAPITAL      STOCK      EARNINGS     TOTAL
                                                            ---------  -------  ----------  ---------   ----------  ----------

Balance, February 28, 1994................................  5,303,352  $53,034  $4,610,860  $(34,250)   $3,029,841  $7,659,485
  Sale of common stock at $1.88 to $8.00 per share, upon
   exercise of stock options and warrants.................     82,776      828     616,457     --           --         617,285
  Continuing registration costs applied against additional
   paid-in capital........................................     --        --        (64,744)    --           --         (64,744)
  Net income..............................................     --        --         --         --        1,670,522   1,670,522
                                                            ---------  -------  ----------  ---------   ----------  ----------
Balance, August 31, 1994..................................  5,386,128  $53,862  $5,162,573  $(34,250)   $4,700,363  $9,882,548
                                                            ---------  -------  ----------  ---------   ----------  ----------
                                                            ---------  -------  ----------  ---------   ----------  ----------

                                                                                           1995
                                                            -------------------------------------------------------------------
                                                                                              NOTES
                                                               COMMON STOCK     ADDITIONAL  RECEIVABLE
                                                            ------------------   PAID-IN    - COMMON     RETAINED
                                                             SHARES    AMOUNT    CAPITAL      STOCK      EARNINGS      TOTAL
                                                            ---------  -------  ----------  ---------   ----------  -----------

Balance, February 28, 1995................................  5,738,018  $57,380  $7,484,453  $(15,000)   $6,286,361  $13,813,194
  Sale of common stock at $1.83 to $2.13 per share, upon
   exercise of stock options and warrants.................     33,000      330      60,309     --           --           60,639
  Issuance of common stock in connection with asset
   purchase...............................................      2,920       29      22,471     --           --           22,500
  Net issuance of common stock and adjustments in
   connection with the merger of Aurora Environmental Inc.
   into ATC Environmental Inc. (Note D)...................     83,452      835      61,719   (30,000)       --           32,554
  Continuing registration costs applied against additional
   paid-in capital........................................     --        --        (88,827)    --           --          (88,827)
  Net income..............................................     --        --         --         --        2,414,245    2,414,245
                                                            ---------  -------  ----------  ---------   ----------  -----------
Balance, August 31, 1995..................................  5,857,390  $58,574  $7,540,125  $(45,000)   $8,700,606  $16,254,305
                                                            ---------  -------  ----------  ---------   ----------  -----------
                                                            ---------  -------  ----------  ---------   ----------  -----------

                See notes to consolidated financial statements.

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED AUGUST 31, 1994 AND 1995 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                             1994        1995
                                                                                                          ----------  -----------

Cash Flows From Operating Activities:
  Net income............................................................................................  $1,670,522  $ 2,414,245
  Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and leasehold amortization.............................................................     283,132      348,763
    Amortization of goodwill and covenants..............................................................      81,779      194,037
    Provision for bad debts.............................................................................      85,350      119,215
    Deferred income taxes...............................................................................      --         (350,000)
    Other liabilities...................................................................................      --         (203,773)
    Gain on disposal of fixed assets....................................................................      --           (8,388)
    Changes in operating assets and liabilities, net of amounts acquired in acquisitions:
      Accounts receivable and cost in excess of billings on uncompleted contracts.......................     202,321   (3,489,439)
      Prepaid expenses and other assets.................................................................    (111,950)    (453,753)
      Accounts payable and other liabilities............................................................     414,514     (170,130)
      Income taxes payable..............................................................................    (951,824)    (128,250)
                                                                                                          ----------  -----------
        Net cash flows from operating activities........................................................   1,673,844   (1,727,473)
                                                                                                          ----------  -----------
Cash Flows From Investing Activities:
  Purchase of BSE Management, Inc.......................................................................    (457,327)    (207,990)
  Purchase of Con-Test, Inc.............................................................................      --         (135,344)
  Purchase of R.E. Blattert and Associates..............................................................      --          (38,146)
  Purchase of property and equipment....................................................................    (431,149)    (507,287)
  Proceeds from sale of property and equipment..........................................................      --           10,792
  Other.................................................................................................      --          (18,461)
                                                                                                          ----------  -----------
        Net cash flows from investing activities........................................................    (888,476)    (896,436)
                                                                                                          ----------  -----------
Cash Flows From Financing Activities:
  Proceeds from issuance of long-term debt and notes payable............................................      --        2,175,000
  Proceeds from issuance of common stock................................................................     617,285      123,193
  Principal payments on long-term debt and notes payable, including capital lease obligations...........  (2,100,448)    (499,159)
  Payments for continuing registration costs............................................................     (64,744)     (88,827)
                                                                                                          ----------  -----------
        Net cash flows from financing activities........................................................  (1,547,907)   1,710,207
                                                                                                          ----------  -----------
          Net change in cash and cash equivalents.......................................................    (762,539)    (913,702)
Cash and Cash Equivalents, Beginning of period..........................................................   1,394,889    1,377,862
                                                                                                          ----------  -----------
Cash and Cash Equivalents, End of period................................................................  $  632,350  $   464,160
                                                                                                          ----------  -----------
                                                                                                          ----------  -----------
Supplemental Disclosures of Cash Flow Information:
  Cash payments for:
    Interest............................................................................................  $  130,039  $   248,556
                                                                                                          ----------  -----------
                                                                                                          ----------  -----------
    Income taxes........................................................................................  $1,997,824  $ 1,448,250
                                                                                                          ----------  -----------
                                                                                                          ----------  -----------

                See notes to consolidated financial statements.

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE A -- GENERAL

PRINCIPLES OF CONSOLIDATION

    The   consolidated  financial   statements  include  the   accounts  of  ATC
Environmental Inc. and its wholly-owned subsidiaries ("ATC" or the "Company").

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly, in all material respects, the financial position as of August 31, 1995, and the results of operations and the cash flows for the periods ended August 31, 1994 and 1995. These results of operations are not necessarily indicative of the results to be expected for the full year due to certain seasonality factors and the effects and timing of large service projects.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's financial statements for the fiscal year ended February 28, 1995, which are included in the Company's Annual Report on Form 10-K.

NATURE OF BUSINESS

    ATC is a national environmental consulting and engineering firm providing assessment, monitoring, training, analytical and management services for environmental projects. These services are provided nation-wide through a network of regional offices. Because the Company conducts its operations in a single industry, segment information is not presented.

SIGNIFICANT CUSTOMERS

    Revenues from two customers comprised approximately 9.7% of total revenues during the six months ended August 31, 1995 as compared to 25.0% for the six months ended August 31, 1994.

CREDIT FACILITIES

    During the quarter ended August 31, 1995, the Company extended its credit facilities with Atlantic Bank of New York by a total of $500,000. At August 31, 1995, the Company had borrowed the additional $500,000, which is due October 31, 1995.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 121

    On March 1, 1996, the Company intends to adopt Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." Management anticipates that the adoption of SFAS No. 121 will not have a material effect on the Company's financial statements.

EARNINGS PER SHARE DATA

    Earnings per common share and dilutive common equivalent share have been computed by using the weighted average number of shares outstanding during each period. Outstanding dilutive stock warrants and options are included in the computation of weighted average number of shares.

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
--------------------------------------------------------------------------------

RECLASSIFICATIONS

    Certain reclassifications have been made to the prior period's financial statements to conform to the current years presentation.

NOTE B -- BUSINESS ACQUISITIONS

    The following acquisitions have been accounted for as purchases. The acquired company's assets and liabilities are included in the accompanying consolidated balance sheet at fair value at the date of purchase. The acquired company's operations subsequent to acquisition are included in the accompanying consolidated statement of operations.

CON-TEST, INC.

    On October 1, 1994, ATC acquired substantially all of the assets and liabilities of Con-Test, Inc. ("Con-Test"), a Massachusetts based environmental consulting and engineering company having branch offices in the New England states, New York and Pennsylvania. The seller has guaranteed the net receivables purchased.

    On September 28, 1995, the Company served the seller with a notice of set-off pursuant to the purchase agreement. Under this set-off, ATC is entitled to recover shares of its Common Stock originally issued to the seller, valued at the closing price of the stock at the date of the claim, equal to the net uncollected receivables acquired in the purchase. The net uncollected receivables were approximately $460,000 and accordingly the Company expects to recover approximately 32,000 shares of its Common Stock previously issued in the acquisition.

    The effect of this transaction on the financial position of ATC will be to reduce the recorded net accounts receivable, reduce Common Stock and additional paid in capital and to increase goodwill. This transaction will be recorded in the Company's third quarter.

R.E. BLATTERT & ASSOCIATES

    On  January  13, 1995,  ATC  acquired substantially  all  of the  assets and liabilities of R.E. Blattert & Associates ("Blattert"), an environmental consulting firm having geologic, environmental engineering and water resource expertise with offices in Indiana and Iowa. The seller has guaranteed the net receivables purchased. In addition, the purchase agreement provides for the seller to receive additional purchase consideration up to a maximum of $850,000 over a four-year period based on achieving agreed upon earnings targets. These contingent payments will be recorded as goodwill if subsequently earned. At August 31, 1995, no additional purchase consideration had been earned.

MICROBIAL ENVIRONMENTAL SERVICES, INC.

    On January 4, 1995, ATC acquired certain operations of Microbial Environmental Services, Inc. ("MES"). ATC agreed to assume service performance obligations under certain contracts and a lease obligation of MES. In consideration, MES assigned accounts receivable to ATC. ATC additionally purchased certain field and laboratory equipment from MES and paid a finder's fee to an unrelated party.

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
--------------------------------------------------------------------------------

PRO FORMA FINANCIAL INFORMATION

    The following unaudited pro forma information sets forth the results of operations of ATC as though the purchase of Con-Test had occurred at March 1, 1994:

                                    PRO FORMA                 PRO FORMA
                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                    AUGUST 31,                AUGUST 31,
                             ------------------------  ------------------------
                                1994         1995         1994         1995
                             -----------  -----------  -----------  -----------
Revenues...................  $10,649,263  $11,649,478  $20,697,020  $22,464,431
Net income.................  $ 1,096,901  $ 1,519,117  $ 1,821,644  $ 2,414,245
Earnings per share (fully
 diluted)..................   $     0.19   $     0.23   $     0.32   $     0.38
Weighted average shares
 (fully diluted)...........    5,628,791    6,542,002    5,652,983    6,332,657

NOTE C -- PROPERTY AND EQUIPMENT

    Property and equipment is comprised of the following:

                                                     FEBRUARY 28,   AUGUST 31,
                                                         1995          1995
                                                     ------------   -----------
Office equipment...................................  $  2,086,889   $ 2,411,606
Laboratory and field equipment.....................     3,007,651     3,155,673
Transportation equipment...........................       223,397       216,580
Leasehold improvements.............................       537,698       571,260
                                                     ------------   -----------
                                                        5,855,635     6,355,119
Less accumulated depreciation......................    (2,704,349)   (3,040,713)
                                                     ------------   -----------
                                                     $  3,151,286   $ 3,314,406
                                                     ------------   -----------
                                                     ------------   -----------

NOTE D -- MERGER OF ATC AND AURORA

    ATC and its parent, Aurora Environmental Inc. ("Aurora") were merged pursuant to an agreement (the "Merger Agreement") approved by a majority of shareholders of each company on June 29, 1995, with ATC being the surviving corporation. Under the Merger Agreement, ATC exchanged .545 of a share of ATC Common Stock for each of Aurora's 6,131,104 shares of stock outstanding. ATC's common shares held by Aurora of 3,258,000 were cancelled. Actual common shares outstanding increased by 83,452 shares and the fully diluted weighted average shares outstanding increased by 408,566 and 204,283 for the three and six months ended August 31, 1995, respectively, representing the dilutive effect of the converted Aurora shares, options and warrants. The merger has been accounted for in a manner similar to a pooling of interests. Under this method of accounting, recorded assets and liabilities of Aurora were combined with those of ATC and the results of operations of ATC and Aurora were combined as of the effective date of the merger. In addition, the intercompany balance between ATC and Aurora was forgiven.

NOTE E -- UTILIZATION OF AURORA NET OPERATING LOSS CARRYFORWARD
    As a result of the merger, ATC will be able to utilize Aurora's net operating loss carryforward, which resulted in a one-time reduction of income tax expense of approximately $350,000 ($0.05 per share) that is reflected in the second quarter's operating results.

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
--------------------------------------------------------------------------------

NOTE F -- PRO FORMA FINANCIAL INFORMATION
    The following unaudited pro forma information sets forth the results of operations of ATC and Aurora as if the merger of Aurora and ATC's purchase of Con-Test had occurred on March 1, 1994:

                                     PRO FORMA                 PRO FORMA
                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                     AUGUST 31,                AUGUST 31,
                              ------------------------  ------------------------
                                 1994         1995         1994         1995
                              -----------  -----------  -----------  -----------
Revenues....................  $10,649,263  $11,649,478  $20,697,020  $22,464,431
Net income..................  $ 1,090,759  $ 1,506,977  $ 1,813,468  $ 2,368,523
Earnings per share (fully
 diluted)...................   $     0.18   $     0.22   $     0.29   $     0.35
Weighted average shares
 (fully diluted)............    6,184,258    6,734,515    6,205,113    6,729,340

NOTE G -- SUBSEQUENT EVENT -- COMMON STOCK OFFERING
    On September 8, 1995, the Company filed a Registration Statement with the Securities and Exchange Commission for the sale of 2,400,000 shares of Common Stock of which 1,700,000 are to be sold by ATC, while the remaining are to be sold by an officer/director of ATC.

    The Company plans to utilize a portion of the net proceeds of the proposed public offering to repay the debt outstanding under its credit facilities. At September 30, 1995, $5,500,000 was outstanding under these credit facilities. It is anticipated that a substantial portion of the remaining net proceeds of the offering will be utilized to expand the Company's operations through strategic acquisitions of companies with complementary services, products or technologies, as well as through internal expansion. In addition, the net proceeds of the offering will be available for general working capital purposes.

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

MERGER OF AURORA INTO ATC

    Effective June 29, 1995, ATC Environmental Inc. ("ATC") and its parent, Aurora Environmental Inc. ("Aurora"), were merged pursuant to an agreement approved by the majority of shareholders of each company, with ATC as the surviving corporation (the "Aurora Merger"). Prior to the Aurora Merger, Aurora was a holding company which owned approximately 57% of ATC's outstanding Common Stock and had substantially no other assets. In connection with the merger, each outstanding share of Aurora Common stock was exchanged for .545 shares of ATC Common Stock. ATC issued 3,341,452 shares of ATC Common Stock in exchange for 6,131,104 shares of Aurora's common stock, and issued options and warrants entitling the holders thereof to purchase up to 604,950 shares of ATC Common Stock upon exercise in replacement of previously outstanding options and warrants to purchase Aurora's common stock. As a result of the Aurora Merger, ATC anticipates that it will be able to utilize Aurora's net operating loss carryforward to reduce its taxable income and accordingly recorded a one-time reduction in income tax expense of approximately $350,000 ($.05 per share) in the second quarter of fiscal 1996.

ACQUISITION OF ASSETS OF CON-TEST

    Effective October 1, 1994, ATC purchased certain assets and assumed certain liabilities of Con-Test, Inc. ("Con-Test") a Massachusetts-based environmental consulting and engineering company with branch offices in Massachusetts,
Connecticut, Vermont, Rhode Island, New York and Pennsylvania. Con-Test's primary services included industrial hygiene, environmental and industrial health and safety, and lead-based paint management. It also maintained an analytical laboratory and had developed a line of environmental facilities management software used by several industrial firms and federal government agencies. The total consideration for this acquisition was approximately $7,760,000, consisting of $2,100,000 in cash, restricted shares of Common Stock valued at $493,000, $535,000 in a three-year promissory note, $4,500,000 of assumed liabilities and $132,000 for direct acquisition costs. Certain of this consideration is contingent upon collection of outstanding receivables acquired by ATC. Immediately upon acquiring the assets of Con-Test, the Company instituted several cost-saving measures, including the elimination of certain employees and facilities, to improve Con-Test's operations and integrate it with the existing operations of the Company. On September 28, 1995, the Company served the seller with a notice of set-off pursuant to the purchase agreement. Under this set-off, ATC is entitled to recover shares of its Common Stock orginally issued to the seller, valued at the closing price of the stock at the date of the claim, equal to the net uncollected receivables acquired in the purchase. The net uncollected receivables were approximately $460,000 and accordingly the Company expects to recover approximately 32,000 shares of its Common Stock previously issued in the acquisition. The effect of this transaction on the financial position of ATC will be to reduce the recorded net accounts receivable, reduce Common Stock and additional paid in capital and to increase goodwill. This transaction will be recorded in the Company's third quarter.

OTHER RECENT ACQUISITIONS

    On January 4, 1995, ATC agreed to assume the service performance obligations under certain contracts of Microbial Environmental Services, Inc. ("MES"). MES was engaged in the business of remediation of contaminated soils and water utilizing enhanced naturally occurring biological processes. The services provided by MES also included assessment of contaminated properties, design of bio-remediation systems, management of bio-remediation projects and monitoring of compliance with clean up standards.

    On January 13, 1995, ATC acquired certain assets and assumed certain specified liabilities of R.E. Blattert and Associates ("R.E. Blattert"). R.E. Blattert's main area of expertise was in groundwater resource management.

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
--------------------------------------------------------------------------------

EXERCISE OF CLASS B WARRANTS

    Between August 1, 1994 and September 30, 1994, the Company received gross proceeds of $2,278,424 from the exercise of 284,803 of the 285,817 issued and outstanding Class B Common Stock Purchase Warrants ("Class B Warrants"), which were exercised at an exercise price of $8.00 per share. Upon exercise, each Class B Warrant holder received one share of Common Stock and one Class C Warrant. The Class B Warrants that were not exercised expired as of September 30, 1994. The Class B Warrants were issued by the Company in 1990 in connection with an exchange offer pursuant to which holders of the Company's then outstanding Common Stock Purchase Warrants received Class B Warrants in addition to other consideration.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED AUGUST 31, 1995 COMPARED WITH THREE MONTHS ENDED AUGUST 31, 1994

    Revenues in the three months ended August 31, 1995 increased 33.6% to $11,649,478, compared with $8,721,212 in the three months ended August 31, 1994. This increase was primarily attributable to the positive effect of acquisitions completed during the second half of fiscal 1995. During the three months ended August 31, 1995, increased revenues from certain existing operations were offset by lower revenues due to the completion of certain work for a significant customer.

    Revenues in the three months ended August 31, 1995 from ATC's branch offices having comparable operations in the three months ended August 31, 1994 increased 4.1% to $9,075,427, compared with $8,721,212 in the three months ended August 31, 1994. If revenues from certain large projects for two significant customers discussed below are eliminated in each period, ATC's revenues from existing branch offices having comparable operations would have increased 14.0% to $7,842,330 in the three months ended August 31, 1995, compared with $6,882,140 in the three months ended August 31, 1994. In the three months ended August 31, 1995, ATC continued to penetrate its existing markets and benefitted from the acquisitions of certain assets of Con-Test, MES and R.E. Blattert. Revenues attributable to operations resulting from these acquisitions totaled $2,574,051, or 22.1% of revenues, for the three months ended August 31, 1995.

    Revenues in the three months ended August 31, 1995 earned directly from the New York City School Construction Authority (the "NYCSCA") decreased 6.4% to $820,639, compared with $876,513 in the three months ended August 31, 1994. As a percentage of revenues, revenues from the NYCSCA decreased to 7.0% in the three months ended August 31, 1995, compared with 10.1% in the three months ended August 31, 1994.

    Revenues in the three months ended August 31, 1995 from the Army Corps of Engineers (the "Corps") decreased 57.1% to $412,458, compared with $962,559 in the three months ended August 31, 1994. As a percentage of revenues, revenues from the Corps decreased to 3.5% in the three months ended August 31, 1995, compared with 11.0% in the three months ended August 31, 1994. The Company's revenues from the Corps relate to certain asbestos management services and decreased due to the completion of the larger phases of the project during the first six months of fiscal 1995. Revenues from the Corps are expected to continue at current levels for the remainder of fiscal 1996 and work on this project is expected to continue through 1999 as part of the federal Base Realignment and Closure project. However, no assurance can be made as to the amount of revenues, if any, that ATC will receive from the Corps in the future once current projects are completed.

    Gross profit in the three months ended August 31, 1995 increased 23.3% to $5,529,416, compared with $4,485,700 in the three months ended August 31, 1994. Gross margin decreased to 47.5% in the three months ended August 31, 1995, compared with 51.4% in the three months ended August 31, 1994. ATC's

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
--------------------------------------------------------------------------------
gross margin decreased due to higher field labor costs and higher subcontract and project costs. The gross margin for the quarter ended August 31, 1994 was a record high due to the profitability level of several large, high margin projects.

    Operating expenses in the three months ended August 31, 1995 increased 21.2% to $3,443,026, compared with $2,840,804 in the three months ended August 31, 1994. Operating expenses decreased as a percentage of revenues to 29.6% in the three months ended August 31, 1995, compared with 32.6% in the three months ended August 31, 1994. The decrease in operating expenses as a percentage of revenue is the result of ATC's ability to service its greater revenue levels without corresponding increases in fixed and administrative costs. Employee costs increased only 9.3% to $1,601,014, or 13.7% of revenues, in the three months ended August 31, 1995 compared with $1,465,031, or 16.8% of revenues, in the three months ended August 31, 1994. These increases in total cost were due to employees hired in connection with the expansion of ATC's operations. Other increases in operating expenses resulted from higher facility costs, equipment and supply costs and administrative expenses resulting from the growth in operations and increased employee levels. Additionally, in the three months ended August 31, 1995, amortization of goodwill and intangibles increased to
$98,658, compared with $37,135 in the three months ended August 31, 1994 reflecting the additional goodwill amortization resulting from acquisitions.

    Operating income in the three months ended August 31, 1995 increased 26.8% to $2,086,390, compared with $1,644,896 in the three months ended August 31, 1994. Operating income decreased as a percentage of revenues to 17.9% in the three months ended August 31, 1995, compared with 18.9% in the three months ended August 31, 1994.

    Nonoperating expenses in the three months ended August 31, 1995 increased 215.1% to $164,773 compared with $52,288 in the three months ended August 31, 1994. The increase in nonoperating expenses is primarily attributable to higher interest expenses due to increased borrowings.

    Income tax expense in the three months ended August 31, 1995 was $402,500, compared with $611,600 in the three months ended August 31, 1994. The income tax expense reflects a one-time benefit of $350,000 resulting from the merger of Aurora into ATC which will allow ATC to utilize Aurora's net operating loss carryforwards as offsets to its future taxable income. During the three months ended August 31, 1995, after adjusting for the one-time tax benefit, and the three months ended August 31, 1994, the Company's effective tax rates were 39.2% and 38.4%, respectively.

    As a result of the foregoing, net income in the three months ended August 31, 1995 increased 54.9% to $1,519,117, or $.23 per share on a fully diluted basis, compared with $981,008 or $.18 per share on a fully diluted basis, in the three months ended August 31, 1994. Excluding the impact of the one-time tax benefit of $350,000, net income and fully diluted earnings per share would have been $1,169,117 and $.18, respectively, for the three months ended August 31, 1995. The fully diluted weighted average number of shares outstanding increased 1,029,767 shares to 6,542,002 shares primarily due to an increase in shares, options and warrants outstanding as a result of the Aurora merger effective June 29, 1995, the exercise of the Class B warrants and the issuance of shares in connection with the acquisition of Con-Test. Net income increased as a percentage of revenues to 13.0% in the three months ended August 31, 1995, compared with 11.2% in the three months ended August 31, 1994.

    SIX MONTHS ENDED AUGUST 31, 1995 COMPARED WITH SIX MONTHS ENDED AUGUST 31, 1994

    Revenues in the six months ended August 31, 1995 increased 33.0% to $22,464,431 compared with $16,889,112 in the six months ended August 31, 1994. This increase was primarily attributable to the positive effect of acquisitions completed during the second half of fiscal 1995. During the six months ended

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
--------------------------------------------------------------------------------
August 31, 1995, increased revenues from certain existing operations were offset by lower revenues from a significant customer due to delays in funding for certain projects and the completion of certain work for another significant customer.

    Revenues in the six months ended August 31, 1995 from ATC's branch offices having comparable operations in the six months ended August 31, 1994 increased 1.2% to $17,092,786, compared with $16,889,112 in the six months ended August 31, 1994. If revenues from certain large projects for two significant customers discussed below are eliminated in each period, ATC's revenues from existing branch offices having comparable operations would have increased 17.7% to $14,919,939 in the six months ended August 31, 1995, compared with $12,673,323 in the six months ended August 31, 1994. In the six months ended August 31, 1995, ATC continued to penetrate its existing markets and benefitted from the acquisitions of certain assets of Con-Test, MES and R.E. Blattert. Revenues attributable to operations resulting from these acquisitions totaled $5,371,645, or 23.9% of revenues, for the six months ended August 31, 1995.

    Revenues in the six months ended August 31, 1995 earned directly from the NYCSCA decreased 21.9% to $1,416,786, compared with $1,814,420 in the six months ended August 31, 1994. As a percentage of revenues, revenues from the NYCSCA decreased to 6.3% in the six months ended August 31, 1995, compared with 10.7% in the six months ended August 31, 1994. During the first quarter of fiscal 1996, delays in the approval of the NYCSCA's program budget and funding requests for the New York City school construction and maintenance program resulted in diminished service levels in asbestos management consulting and testing services and, consequently, lower revenues to ATC under this program. The NYCSCA's construction and maintenance program is ongoing and is expected to continue over a period of years. ATC believes it has established a strong relationship with the NYCSCA and expects to continue to provide asbestos and other industrial hygiene services to the NYCSCA over the next several years; however, no assurance can be made regarding the amount of revenues, if any, that ATC will receive from the NYCSCA in the future once current projects are completed. ATC's revenues under programs such as this one are not predictable and will be dependent upon many factors such as the scope of work necessary at particular sites, budgeting constraints and the timing of projects.

    Revenues in the six months ended August 31, 1995 from the Corps decreased 68.5% to $756,061, compared with $2,401,369 in the six months ended August 31, 1994. As a percentage of revenues, revenues from the Corps decreased to 3.4% in the six months ended August 31, 1995, compared with 14.2% in the six months ended August 31, 1994. The Company's revenues from the Corps relates to certain asbestos management services and decreased due to the completion of the larger phases of the project during the six months ended August 31, 1994. Revenues from the Corps are expected to continue at current levels for the remainder of fiscal 1996 and work on this project is expected to continue through 1999 as part of the federal Base Realignment and Closure project. However, no assurance can be made as to the amount of revenues, if any, that ATC will receive from the Corps in the future once current projects are completed.

    Gross profit in the six months ended August 31, 1995 increased 29.2% to $10,798,958, compared with $8,355,345 in the six months ended August 31, 1994. Gross margin decreased to 48.1% in the six months ended August 31, 1995, compared with 49.5% in the six months ended August 31, 1994. ATC's gross margin decreased due to higher field labor cost and higher subcontract and project costs. The gross margin for the six months ended August 31, 1994 was higher due to the profitability level of several high margin projects.

    Operating expenses in the six months ended August 31, 1995 increased 29.9% to $7,186,019 compared with $5,531,807 in the six months ended August 31, 1994. Operating expenses decreased as a percentage of revenues to 32.0% in the six months ended August 31, 1995, compared with 32.8% in the six months ended August 31, 1994. The decrease in operating expenses as a percentage of revenue is the result of ATC's ability to service greater revenue levels without corresponding increases in fixed and administrative costs. Employee costs increased 26.7% to $3,630,992, or 16.2% of revenues, in the six months ended August 31, 1995

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
--------------------------------------------------------------------------------
compared with $2,866,910, or 17.0% of revenues, in the six months ended August 31, 1994. These increases in employee costs were due to employees hired in connection with the expansion of ATC's operations. Other increases in operating expenses resulted from higher facility costs, equipment and supply costs and administrative expenses resulting from the growth in operations and increased employee levels. Additionally, in the six months ended August 31, 1995, amortization of goodwill and intangibles increased to $194,037, compared with $81,779 in the six months ended August 31, 1994, reflecting the additional goodwill amortization resulting from acquisitions.

    Operating income in the six months ended August 31, 1995 increased 28.0% to $3,612,939, compared with $2,823,538 in the six months ended August 31, 1994. Operating income decreased as a percentage of revenues to 16.1% in the six months ended August 31, 1995, compared with 16.7% in the six months ended August 31, 1994.

    Nonoperating expenses in the six months ended August 31, 1995 increased 113.7% to $228,694 compared with $107,016 in the six months ended August 31, 1994. The increase in nonoperating expenses is primarily attributable to higher interest expenses due to increased borrowings.

    Income tax expense in the six months ended August 31, 1995 was $970,000, compared with $1,046,000 in the six months ended August 31, 1994. The income tax expense reflects a one-time benefit of $350,000 resulting from the merger of Aurora into ATC which will allow ATC to utilize Aurora's net operating loss carryforwards as offsets to its future taxable income. During the six months ended August 31, 1995, after adjusting for the one-time tax benefit, and the six months ended August 31, 1994, the Company's effective tax rates were 39.0% and 38.5%, respectively.

    As a result of the foregoing, net income in the six months ended August 31, 1995 increased 44.5% to $2,414,245, or $.38 per share on a fully diluted basis, compared with $1,670,522 or $.30 per share on a fully diluted basis, in the six months ended August 31, 1994. Excluding the impact of the one-time tax benefit of $350,000, net income and fully diluted earnings per share would have been $2,064,245 and $.33, respectively, for the six months ended August 31, 1995. The fully diluted weighted average number of shares outstanding increased 796,230 shares to 6,332,657 shares primarily due to an increase in shares, options and warrants outstanding as a result of the Aurora Merger effective June 29, 1995, the exercise of the Class B warrants and the issuance of shares in connection with the acquisition of Con-Test. Net income as a percentage of revenues was 10.7% in the six months ended August 31, 1995, compared with 9.9% in the six months ended August 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

    At August 31, 1995, working capital was $11,233,641 compared with working capital of $8,113,738 at February 28, 1995, an increase of $3,119,903. This increase in working capital is primarily a result of ATC's acquisitions of current assets of R.E. Blattert and MES, increases in billed and unbilled receivables and the reduction of current liabilities using long-term borrowings under the Company's revolving credit facility with the Atlantic Bank of New York ("Atlantic").

    During the six months ended August 31, 1995, net cash flows used in operating activities were $1,727,473, primarily due to an increase in billed and unbilled receivables. Net cash flows used in investing activities were $896,436, resulting from the Con-Test and R.E. Blattert acquisitions, additional contingent purchase obligations in connection with the BSE acquisition and purchases of property and equipment. Net cash flows provided by financing activities were $1,710,207, primarily representing proceeds from an $2,175,000 increase in outstanding debt under the Company's credit facilities with Atlantic, less payments made on long-term debt and notes payable of $499,159.

    During the six months ended August 31, 1994, net cash flows provided by operating activities were $1,673,844. Net cash flows used in investing activities were $888,476 consisting of the payment of contingent purchase obligations related to the acquisition of BSE and the purchase of property and equipment. Also

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
--------------------------------------------------------------------------------
during this period, net cash flows used in financing activities were $1,547,907, primarily for principal payments on long-term debt and notes payable of $2,100,448 which were offset by proceeds from issuance of common stock of $617,285.

    In fiscal 1995, ATC increased its revolving credit facility with Atlantic to $5,000,000. The note underlying ATC's credit facility with Atlantic, which is currently due September 30, 1996 (the "Note"), provides that Atlantic is not obligated to make loans to ATC if doing so would cause the aggregate outstanding principal amount of all loans under the Note to exceed the borrowing base prescribed in the Note. The Note contains certain representations, warranties, affirmative covenants, negative covenants and financial covenants. Events of default under the Note include, but are not limited to, a change in control of ATC or any guarantor. As of September 30, 1995, ATC is in compliance with all covenants under the Note, with advances of $5,000,000 outstanding at September 30, 1995. Although the Company intends to use a portion of the proceeds of the proposed public offering to repay in full the outstanding debt under its credit facilities, the Company intends to maintain a revolving credit facility following such offering.

    During the second quarter of fiscal 1996 the Company extended its credit facility with Atlantic to provide an additional $500,000 in borrowings, all of which was outstanding at August 31, 1995. These additional borrowings are due October 31, 1995.

    On September 8, 1995, the Company filed a Registration Statement with the Securities an Exchange Commission for the sale of 2,400,000 shares of Common Stock, including 1,700,000 shares to be sold by ATC. The Company plans to utilize a portion of the net proceeds of the proposed public offering to repay the debt outstanding under its credit facilities. At September 30, 1995, $5,500,000 was outstanding under these credit facilities. It is anticipated that a substantial portion of the remaining net proceeds of the offering will be utilized to expand the Company's operations through strategic acquisitions of companies with complementary services, products or technologies, as well as through internal expansion. In addition, the net proceeds of the offering will be available for general working capital purposes.

    The Company's working capital and liquidity will increase substantially upon receipt of the net proceeds from the offering. Management believes that following this offering ATC's working capital, the revolving credit facility with Atlantic and anticipated funds generated internally from operations and the offering will be sufficient to finance ATC's anticipated growth through acquisitions and internal expansion, to make payments as they come due on ATC's completed acquisitions and to meet ATC's short-term and long-term liquidity requirements.

    ATC may open additional offices in the future at presently undetermined sites based upon potential sales growth and upon a determination of whether or not an office can meet management's profitability objective. In addition, ATC has added regional offices in the recent past as a result of the completion of certain acquisitions and may add additional offices through acquisitions in the future.

    On March 1, 1996, the Company intends to adopt Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Management anticipates the adoption of SFAS No. 121 will not have a material effect on the Company's financial statements.

                          PART II -- OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS:
       Not Applicable
Item 2. CHANGES IN SECURITIES:
       Not Applicable
Item 3. DEFAULTS UPON SENIOR SECURITIES:
       Not Applicable
       SUBMISSION OF MATTERS TO A VOTE
       OF SECURITY HOLDERS:
       A special meeting of stockholders
       was held June 29, 1995 for the
       purpose of approving the merger
       of Aurora Environmental Inc. into
       ATC, with ATC being the surviving
       corporation. The stockholders of
Item 4.
       ATC approved the Plan of Merger
       by a vote of 4,341,764 shares in
       favor, 10,530 shares against and
       10,070 abstaining from voting.
Item 5. OTHER INFORMATION:
       Not Applicable
Item 6. EXHIBITS AND REPORTS ON FORM 8-K:
       (a)  Exhibits;
            11 Computation of Earnings
            Per Share
            27 Financial Data Schedule
       (b)  Reports on Form 8-K:
       A Form 8-K dated June 29, 1995 -
       date of earliest event was filed
       during the three months ended
       August 31, 1995.

                             ATC ENVIRONMENTAL INC.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    ATC ENVIRONMENTAL,
                    INC.
                    --------------------
                    (Registrant)

Dated: October 6,   /s/ MORRY F. RUBIN
 1995               --------------------
                    MORRY F. RUBIN,
                    PRESIDENT AND CHIEF
                    EXECUTIVE OFFICER

Dated: October 6,   /s/ RICHARD L.
 1995               PRUITT
                    --------------------
                    RICHARD L. PRUITT,
                    VICE PRESIDENT AND
                    PRINCIPAL ACCOUNTING
                    OFFICER