Form 10-Q
period 1995-11-30
ATC ENVIRONMENTAL INC
filed 1996-01-16
CIK 828828

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


                    FOR THE QUARTER ENDED NOVEMBER 30, 1995


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


The number of shares issued of the Registrant's Common Stock, as of January 10, 1996 was 7,795,789 shares of Common Stock after giving effect to the cancellation of 33,130 shares as discussed in Note B to the financial statements.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 30, 1995

--------------------------------------------------------------------------------


                                                                                                                          PAGE
                                                                                                                          ----

PART I -- FINANCIAL INFORMATION:

  Item 1 -- Financial Statements:

    Consolidated Balance Sheets --
     February 28, 1995 and November 30, 1995 (unaudited)................................................................   F-3

    Consolidated Statements of Operations --
     Three months and nine months ended November 30, 1994 and 1995 (unaudited)..........................................   F-4

    Consolidated Statements of Stockholders' Equity --
     Nine months ended November 30, 1994 and 1995 (unaudited)...........................................................   F-5

    Consolidated Statements of Cash Flows --
     Nine months ended November 30, 1994 and 1995 (unaudited)...........................................................   F-6

    Notes to Consolidated Financial Statements (unaudited)..............................................................   F-7

  Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.......................  F-11

PART II -- OTHER INFORMATION:

  Items 1-6.............................................................................................................  F-17

  Signatures............................................................................................................  F-18

  Exhibit 11 -- Computation of Earnings Per Share --
   Three months and nine months ended November 30, 1994 and 1995 (unaudited)............................................  F-19

  Exhibit 27 -- Financial Data Schedule --
   November 30, 1995 (unaudited)........................................................................................  F-20

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
FEBRUARY 28, 1995 AND NOVEMBER 30, 1995 (UNAUDITED)

--------------------------------------------------------------------------------


                                                                                            FEBRUARY 28,   NOVEMBER 30,
                                                                                                1995           1995
                                                                                            ------------   ------------
                                                                                                           (UNAUDITED)
ASSETS

Current Assets:
  Cash and cash equivalents...............................................................  $  1,377,862   $ 14,159,789
  Trade accounts receivable, less allowance for doubtful accounts ($535,886 at February
   28, 1995 and $354,778 at November 30, 1995)............................................    11,859,991     13,089,323
  Costs in excess of billings on uncompleted contracts....................................       447,000      2,870,633
  Prepaid expenses and other current assets...............................................       431,791        856,583
  Deferred income taxes (Note D)..........................................................       132,700        339,259
                                                                                            ------------   ------------
      Total current assets................................................................    14,249,344     31,315,587
Property and equipment, net (Note C)......................................................     3,151,286      3,498,743
Goodwill, net of accumulated amortization (Note B)
 ($137,470 at February 28, 1995 and $357,038 at November 30, 1995)........................     7,166,998     10,976,055
Covenants not to compete, net of accumulated amortization (Note B)
 ($137,021 at February 28, 1995 and $221,904 at November 30, 1995)........................       317,979        280,596
Other assets..............................................................................       123,615        281,763
                                                                                            ------------   ------------
                                                                                            $ 25,009,222   $ 46,352,744
                                                                                            ------------   ------------
                                                                                            ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term debt.........................................................................  $     88,720   $  1,154,612
  Current maturities of long-term debt....................................................       840,907        484,657
  Accounts payable........................................................................     1,963,484      1,613,753
  Income taxes payable....................................................................       128,250         15,002
  Due to related company (Note D).........................................................        39,969        --
  Accrued compensation....................................................................     2,053,797      1,934,268
  Other accrued expenses..................................................................     1,020,479      1,037,080
                                                                                            ------------   ------------
    Total current liabilities.............................................................     6,135,606      6,239,372
Long-term debt, less current maturities...................................................     3,892,766        381,186
Other liabilities.........................................................................     1,087,056        800,430
Deferred income taxes.....................................................................        80,600         80,600
                                                                                            ------------   ------------
    Total liabilities.....................................................................    11,196,028      7,501,588
                                                                                            ------------   ------------
Stockholders' Equity (Note D and F):
  Common stock, par value $.01 per share; authorized 20,000,000 shares; issued and outstanding 5,738,018 shares at February 28, 1995 and 7,794,860 shares at November 30,
   1995...................................................................................        57,380         77,949
  Additional paid-in capital..............................................................     7,484,453     29,012,926
  Notes receivable -- common stock........................................................       (15,000)       (45,000)
  Retained earnings.......................................................................     6,286,361      9,805,281
                                                                                            ------------   ------------
                                                                                              13,813,194     38,851,156
                                                                                            ------------   ------------
                                                                                            $ 25,009,222   $ 46,352,744
                                                                                            ------------   ------------
                                                                                            ------------   ------------


                See notes to consolidated financial statements.

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 30, 1994 AND 1995 (UNAUDITED)

--------------------------------------------------------------------------------


                                                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                                     NOVEMBER 30,              NOVEMBER 30,
                                                                                -----------------------  ------------------------
                                                                                   1994        1995         1994         1995
                                                                                ----------  -----------  -----------  -----------

Revenues......................................................................  $9,228,737  $11,223,139  $26,117,849  $33,687,570
Cost of revenues..............................................................   4,737,315    5,880,516   13,271,081   17,545,989
                                                                                ----------  -----------  -----------  -----------
      Gross profit............................................................   4,491,422    5,342,623   12,846,768   16,141,581
Operating expenses:
  Selling.....................................................................     250,653      392,631      768,558    1,106,824
  General and administrative..................................................   2,849,984    3,083,198    7,778,538    9,435,809
  Provision for bad debts.....................................................      46,475       78,300      131,825      197,515
                                                                                ----------  -----------  -----------  -----------
                                                                                 3,147,112    3,554,129    8,678,921   10,740,148
                                                                                ----------  -----------  -----------  -----------
      Operating income........................................................   1,344,310    1,788,494    4,167,847    5,401,433
                                                                                ----------  -----------  -----------  -----------
Nonoperating expense (income):
  Interest expense............................................................      64,325       86,443      194,364      335,910
  Interest income.............................................................      (8,807)    (106,064)     (31,023)    (153,637)
  Other.......................................................................      (9,251)      (3,560)     (10,059)      23,240
                                                                                ----------  -----------  -----------  -----------
                                                                                    46,267      (23,181)     153,282      205,513
                                                                                ----------  -----------  -----------  -----------
      Income before income taxes..............................................   1,298,043    1,811,675    4,014,565    5,195,920
Income tax expense (Note D and E).............................................     502,000      707,000    1,548,000    1,677,000
                                                                                ----------  -----------  -----------  -----------
Net income....................................................................  $  796,043  $ 1,104,675  $ 2,466,565  $ 3,518,920
                                                                                ----------  -----------  -----------  -----------
                                                                                ----------  -----------  -----------  -----------
Earnings per common share and dilutive common equivalent share:
  Primary (Notes D and E).....................................................  $     0.13  $      0.15  $      0.44  $      0.52
                                                                                ----------  -----------  -----------  -----------
                                                                                ----------  -----------  -----------  -----------
  Fully diluted (Notes D and E)...............................................  $     0.13  $      0.15  $      0.42  $      0.52
                                                                                ----------  -----------  -----------  -----------
                                                                                ----------  -----------  -----------  -----------
Weighted average number of shares outstanding:
  Primary.....................................................................   5,925,496    7,542,528    5,639,584    6,735,948
                                                                                ----------  -----------  -----------  -----------
                                                                                ----------  -----------  -----------  -----------
  Fully diluted...............................................................   6,139,228    7,542,528    5,939,713    6,735,948
                                                                                ----------  -----------  -----------  -----------
                                                                                ----------  -----------  -----------  -----------


                See notes to consolidated financial statements.

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED NOVEMBER 30, 1994 AND 1995 (UNAUDITED)

--------------------------------------------------------------------------------


                                                                                           1994
                                                            -------------------------------------------------------------------
                                                                                              NOTES
                                                               COMMON STOCK     ADDITIONAL  RECEIVABLE
                                                            ------------------   PAID-IN    - COMMON     RETAINED
                                                             SHARES    AMOUNT    CAPITAL      STOCK      EARNINGS      TOTAL
                                                            ---------  -------  ----------  ---------   ----------  -----------

Balance, February 28, 1994................................  5,303,352  $53,034  $4,610,860  $(34,250)   $3,029,841  $ 7,659,485
  Sale of common stock at $1.88 to $5.00 per share, upon
   exercise of stock options and warrants.................     16,380      164      48,958     --           --           49,122
  Sale of common stock at $8.00 per share, upon exercise
   of Class B warrants....................................    284,803    2,848   2,275,576     --           --        2,278,424
  Issuance of common stock in connection with Con-Test,
   Inc. acquisition.......................................    116,526    1,165     491,740     --           --          492,905
  Continuing registration costs applied against additional
   paid-in capital........................................     --        --        (81,730)    --           --          (81,730)
  Other...................................................     --        --         --        19,250        --           19,250
  Net income..............................................     --        --         --         --        2,466,565    2,466,565
                                                            ---------  -------  ----------  ---------   ----------  -----------
Balance, November 30, 1994................................  5,721,061  $57,211  $7,345,404  $(15,000)   $5,496,406  $12,884,021
                                                            ---------  -------  ----------  ---------   ----------  -----------
                                                            ---------  -------  ----------  ---------   ----------  -----------



                                                                                            1995
                                                            --------------------------------------------------------------------
                                                                                               NOTES
                                                               COMMON STOCK     ADDITIONAL   RECEIVABLE
                                                            ------------------    PAID-IN    - COMMON     RETAINED
                                                             SHARES    AMOUNT     CAPITAL      STOCK      EARNINGS      TOTAL
                                                            ---------  -------  -----------  ---------   ----------  -----------

Balance, February 28, 1995................................  5,738,018  $57,380  $ 7,484,453  $(15,000)   $6,286,361  $13,813,194
  Issuance of common stock in public offering at $12.00
   per share, less expenses (Note F)......................  1,970,000   19,700   21,608,289     --           --       21,627,989
  Sale of common stock at $1.83 to $10.00 per share, upon
   exercise of stock options and warrants.................     33,600      336       64,503     --           --           64,839
  Issuance of common stock in connection with asset
   purchase...............................................      2,920       29       22,471     --           --           22,500
  Net issuance of common stock and adjustments in
   connection with the merger of Aurora Environmental Inc.
   into ATC Environmental Inc. (Note D)...................     83,452      835       61,719   (30,000)       --           32,554
  Common stock recovered in connection with Con-Test, Inc.
   acquisition (Note B)...................................    (33,130)    (331)    (139,682)    --           --         (140,013)
  Continuing registration costs applied against additional
   paid-in capital........................................     --        --         (88,827)    --           --          (88,827)
  Net income..............................................     --        --         --          --        3,518,920    3,518,920
                                                            ---------  -------  -----------  ---------   ----------  -----------
Balance, November 30, 1995................................  7,794,860  $77,949  $29,012,926  $(45,000)   $9,805,281  $38,851,156
                                                            ---------  -------  -----------  ---------   ----------  -----------
                                                            ---------  -------  -----------  ---------   ----------  -----------


                See notes to consolidated financial statements.

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED NOVEMBER 30, 1994 AND 1995 (UNAUDITED)

--------------------------------------------------------------------------------


                                                                                                             1994        1995
                                                                                                          ----------  -----------

Cash Flows From Operating Activities:
  Net income............................................................................................  $2,466,565  $ 3,518,920
  Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and leasehold amortization.............................................................     599,789      543,991
    Amortization of goodwill and covenants..............................................................     104,797      304,450
    Provision for bad debts.............................................................................     131,825      197,515
    Deferred income taxes...............................................................................      --         (206,559)
    Other liabilities...................................................................................      --         (281,522)
    Gain on disposal of fixed assets....................................................................      --          (12,098)
    Changes in operating assets and liabilities, net of amounts acquired in acquisitions:
      Accounts receivable and cost in excess of billings on uncompleted contracts.......................    (470,246)  (3,712,216)
      Prepaid expenses and other assets.................................................................    (243,935)    (550,843)
      Accounts payable and other liabilities............................................................     (39,117)  (1,020,947)
      Income taxes payable..............................................................................  (1,062,386)    (113,248)
                                                                                                          ----------  -----------
        Net cash flows from operating activities........................................................   1,487,292   (1,332,557)
                                                                                                          ----------  -----------
Cash Flows From Investing Activities:
  Purchase of Hill International, Inc. Subsidiaries.....................................................      --       (2,517,950)
  Purchase of BSE Management, Inc.......................................................................    (745,324)    (207,990)
  Purchase of Con-Test, Inc.............................................................................  (2,243,058)    (169,044)
  Purchase of R.E. Blattert and Associates..............................................................      --          (34,375)
  Purchase of property and equipment....................................................................    (579,085)    (711,031)
  Proceeds from sale of property and equipment..........................................................      --           13,681
  Other.................................................................................................      --          (43,320)
                                                                                                          ----------  -----------
        Net cash flows from investing activities........................................................  (3,567,467)  (3,670,029)
                                                                                                          ----------  -----------
Cash Flows From Financing Activities:
  Proceeds from issuance of long-term debt and notes payable............................................   2,225,000    2,585,125
  Proceeds from issuance of common stock, net of expenses...............................................   2,327,546   21,755,382
  Principal payments on long-term debt and notes payable, including capital lease obligations...........  (3,739,965)  (6,467,167)
  Payments for continuing registration costs............................................................     (81,730)     (88,827)
                                                                                                          ----------  -----------
        Net cash flows from financing activities........................................................     730,851   17,784,513
                                                                                                          ----------  -----------
          Net change in cash and cash equivalents.......................................................  (1,349,324)  12,781,927
Cash and Cash Equivalents, Beginning of period..........................................................   1,394,889    1,377,862
                                                                                                          ----------  -----------
Cash and Cash Equivalents, End of period................................................................  $   45,565  $14,159,789
                                                                                                          ----------  -----------
                                                                                                          ----------  -----------
Supplemental Disclosures of Cash Flow Information:
  Cash payments for:
    Interest............................................................................................  $  194,364  $   332,797
                                                                                                          ----------  -----------
                                                                                                          ----------  -----------
    Income taxes........................................................................................  $2,661,440  $ 1,646,957
                                                                                                          ----------  -----------
                                                                                                          ----------  -----------


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


    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly, in all material respects, the financial position, the results of operations and the cash flows for the periods presented herein. These results of operations are not necessarily indicative of the results to be expected for the full year due to certain seasonality factors and the effects and timing of large service projects.


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

SIGNIFICANT CUSTOMERS


    Revenues from two customers comprised approximately 9.0% of total revenues during the nine months ended November 30, 1995 as compared to 21.0% for the nine months ended November 30, 1994.


CREDIT FACILITIES


    During the quarter ended August 31, 1995, the Company extended its credit facilities with Atlantic Bank of New York ("Atlantic") to $5,500,000, which had been borrowed by the Company as of September 1995. All outstanding borrowings were repaid from proceeds of the common stock offering in October 1995. The Company did not renew its agreement with Atlantic and is pursuing a new credit line with another bank.


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

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
--------------------------------------------------------------------------------

NOTE B -- BUSINESS ACQUISITIONS


    The following acquisitions have been accounted for as purchases. The acquired company's assets and liabilities are included in the accompanying consolidated balance sheet at fair value at the date of purchase. The acquired company's operations subsequent to acquisition are included in the accompanying consolidated statements of operations.



HILL BUSINESSES



    In November 1995 ATC purchased certain assets and assumed certain liabilities of Kaselaan & D'Angelo Associates, Inc., Hill Environmental, Inc. (formerly the environmental division of Gibbs & Hill, Inc.) and Particle Diagnostics, Inc., wholly owned subsidiaries of Hill International, Inc. (collectively the "Hill Businesses").



    The   Hill  Businesses  provide  environmental  consulting  and  engineering services, including asbestos management, industrial hygiene and indoor air quality consulting, environmental auditing and permitting, environmental regulatory compliance, water and wastewater engineering, solid waste landfill management and analytical laboratory services. Services were provided from operating facilities located in New York City, Boston and Willingboro, New Jersey. ATC will integrate these locations into existing, or new facilities.



    The purchase price was comprised of:



    Amounts Paid to Seller:



Cash..........................  $   2,571,950
Letter of credit, net of
 imputed interest, due April
 30, 1996.....................        700,000
Note payable at 8.75%
 interest, due April 30,
 1996.........................        300,000
Liabilities assumed...........        360,543
Direct expenses related to
 acquisition..................        113,775
                                -------------
                                $   4,046,268
                                -------------
                                -------------



    In addition, the company issued to certain selling shareholders, 50,000 stock options to purchase restricted common stock at $13.25 per share as consideration for non compete agreements.



    The assets and liabilities of the Hill Businesses are included in the accompanying consolidated balance sheet at fair value at the date of purchase. The initial purchase price allocation is summarized as follows:



Costs in excess of billings on
 uncompleted contracts, net of
 unrealizable amounts.........  $     620,000
Property and equipment........        175,000
Covenants not to compete......         37,500
Other assets..................         30,572
Goodwill......................      3,183,196
                                -------------
                                $   4,046,268
                                -------------
                                -------------



    The company is contingently liable to reimburse up to $150,000 of certain facility lease costs if incurred by Hill International, Inc.



    In November 1995, First Fidelity Bank, N.A. and United Jersey Bank, N.A., (the "Seller Banks"), filed a lawsuit against Hill International Inc. and certain selling shareholders (the "Sellers"), alleging the transaction constituted a default under Seller's loan agreement with the Seller Banks and the transfer of consideration proceeds by Seller following the sale was unlawful. In December 1995, the Seller Banks named ATC a party to the lawsuit, asserting that the Seller Banks still hold a security interest in the assets purchased. The action filed seeks recovery of the assets sold to ATC.

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
--------------------------------------------------------------------------------


    In the Company's opinion, the 'replevin' action filed, is being used by the Seller Banks to obtain a portion of the sale proceeds direct from ATC. If this were to occur, ATC would in turn seek to cancel the letter of credit and note payable or otherwise recover any amounts paid from Sellers. Additional costs incurred, or expected to be incurred, if any, as a result of this action or the contingent facility lease costs, are expected to be accounted for as additional purchase consideration and would not have a material adverse impact on ATC's financial position or future results of operations.


CON-TEST, INC.


    On October 1, 1994, ATC acquired substantially all of the assets and liabilities of Con-Test, Inc. ("Con-Test"), a Massachusetts based environmental consulting and engineering company having branch offices in the New England states, New York and Pennsylvania.



    On September 28, 1995, the Company served the seller with a notice of set-off pursuant to the purchase agreement. Under this set-off, ATC recovered 33,130 shares of its Common Stock originally issued to the seller, valued at the closing price of the stock at the date of the claim, equal to the net uncollected receivables acquired in the purchase plus certain other costs incurred by ATC.



    The effect of this transaction on the financial position of ATC was to reduce the recorded net accounts receivable of $461,136, reduce Common Stock and additional paid in capital by a total of $140,013 and to increase goodwill by $321,123.


R.E. BLATTERT & ASSOCIATES


    On  January  13, 1995,  ATC  acquired substantially  all  of the  assets and liabilities of R.E. Blattert & Associates ("Blattert"), an environmental consulting firm having geologic, environmental engineering and water resource expertise with offices in Indiana and Iowa. The seller has guaranteed the net receivables purchased. In addition, the purchase agreement provides for the seller to receive additional purchase consideration up to a maximum of $850,000 over a four-year period based on achieving agreed upon earnings targets. These contingent payments will be recorded as goodwill if subsequently earned. At November 30, 1995, no additional purchase consideration had been earned.


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


NOTE C -- PROPERTY AND EQUIPMENT

    Property and equipment is comprised of the following:


                                                                     NOVEMBER
                                                     FEBRUARY 28,       30,
                                                         1995          1995
                                                     ------------   -----------
Office equipment...................................  $  2,086,889   $ 2,672,326
Laboratory and field equipment.....................     3,007,651     3,217,224
Transportation equipment...........................       223,397       235,584
Leasehold improvements.............................       537,698       608,729
                                                     ------------   -----------
                                                        5,855,635     6,733,863
Less accumulated depreciation......................    (2,704,349)   (3,235,120)
                                                     ------------   -----------
                                                     $  3,151,286   $ 3,498,743
                                                     ------------   -----------
                                                     ------------   -----------

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
--------------------------------------------------------------------------------

NOTE D -- MERGER OF ATC AND AURORA


    ATC and its parent, Aurora Environmental Inc. ("Aurora") were merged pursuant to an agreement (the "Merger Agreement") approved by a majority of shareholders of each company on June 29, 1995, with ATC being the surviving corporation. Under the Merger Agreement, ATC exchanged .545 of a share of ATC Common Stock for each of Aurora's 6,131,104 shares of stock outstanding. ATC's common shares held by Aurora of 3,258,000 were cancelled. Actual common shares outstanding increased by 83,452 shares. The merger has been accounted for in a manner similar to a pooling of interests. Under this method of accounting, recorded assets and liabilities of Aurora were combined with those of ATC and the results of operations of ATC and Aurora were combined as of the effective date of the merger. In addition, the intercompany balance between ATC and Aurora was forgiven.



    As a result of the merger, ATC will be able to utilize Aurora's net operating loss carryforward, which resulted in a one-time reduction of income tax expense of approximately $350,000 ($0.05 per share) that was reflected in the second quarter's operating results.



NOTE E -- PRO FORMA FINANCIAL INFORMATION



    The following unaudited pro forma information sets forth the results of operations of ATC as if the merger of Aurora and ATC's purchase of Con-Test and the Hill Businesses had occurred on March 1, 1994:



                                     PRO FORMA                 PRO FORMA
                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                    NOVEMBER 30,              NOVEMBER 30,
                              ------------------------  ------------------------
                                 1994         1995         1994         1995
                              -----------  -----------  -----------  -----------
Revenues....................  $ 9,228,737  $11,223,139  $26,117,849  $33,687,570
Net income..................  $   460,590  $ 1,306,717  $ 2,556,976  $ 4,312,677
Earnings per share (fully
 diluted)...................  $      0.07  $      0.17  $      0.39  $      0.62
Weighted average shares
 (fully diluted)............    6,787,815    7,542,528    6,640,103    7,003,329



NOTE F -- COMMON STOCK OFFERING



    On October 10, 1995, the Company filed a Registration Statement with the Securities and Exchange Commission for the sale of 1,800,000 shares of Common Stock of which 1,700,000 were sold by ATC, while the remaining were sold by an officer/director of ATC. On October 30, 1995, the Company sold an additional 270,000 shares to cover over-allotments under the same terms and conditions as the public offering.



    The Company utilized a portion of the net proceeds of the public offering to repay the debt outstanding under its credit facilities. As of the date of the offering, $5,500,000 was outstanding under these credit facilities. It is anticipated that a substantial portion of the remaining net proceeds of the offering will be utilized to expand the Company's operations through strategic acquisitions of companies with complementary services, products or technologies, as well as through internal expansion. In addition, the net proceeds of the offering will be available for general working capital purposes.

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


ACQUISITION OF ASSETS OF HILL INTERNATIONAL INC. SUBSIDIARIES



    On  November  10,  1995 ATC  purchased  certain assets  and  assumed certain liabilities of the subsidiary companies at Hill International, Inc. that provided environmental consulting and engineering services (collectively the "Hill Businesses"). These services include asbestos management, industrial hygiene and indoor air quality consulting, environmental auditing and permitting, environmental regulatory compliance, water and wastewater engineering, solid waste and landfill management, hazardous waste management and analytical laboratory services. The consideration for this acquisition paid to the Seller consisted of $2,571,950 in cash, $1,000,000 in payment obligations (net of inputed interest) due April 1996 and 50,000 stock options. In addition, the Company assumed liabilities of $360,543 and incurred expenses of $113,775. ATC is also contingently liable for $150,000 of certain facility lease costs and could incur other costs in connection with a dispute between Hill International, Inc. and its banks (See Note B to financial statements). The Hill Businesses operated from facilities located in New York City, Boston and Willingboro, New Jersey. The Boston and New York offices will eventually be integrated with ATC's existing operations, and ATC will benefit from other cost-saving measures taken, including the elimination of certain employees previously with the Hill Businesses.



COMMON STOCK OFFERING



    Effective October 1995, the Company sold 1,970,000 shares of common stock at an offering price of $12.00 per share and received $21,628,000 net of underwriting and other related expenses. The Company used $5,500,000 to repay bank debt and will use the remainder to expand the Company's operations through acquisitions and internal growth and for general working capital purposes.


MERGER OF AURORA INTO ATC


    Effective June 29, 1995, ATC Environmental Inc. ("ATC") and its parent, Aurora Environmental Inc. ("Aurora"), were merged pursuant to an agreement approved by the majority of shareholders of each company, with ATC as the surviving corporation (the "Aurora Merger"). Prior to the Aurora Merger, Aurora was a holding company which owned approximately 57% of ATC's outstanding Common Stock and had substantially no other assets. In connection with the merger, each outstanding share of Aurora Common stock was exchanged for .545 shares of ATC Common Stock. ATC issued 3,341,452 shares of ATC Common Stock in exchange for 6,131,104 shares of Aurora's common stock, and issued options and warrants entitling the holders thereof to purchase up to 604,950 shares of ATC Common Stock upon exercise in replacement of previously outstanding options and warrants to purchase Aurora's common stock. ATC common shares held by Aurora of 3,258,000 were cancelled. Actual common shares outstanding increased by 83,452 shares. As a result of the Aurora Merger, ATC anticipates that it will be able to utilize Aurora's net operating loss carryforward to reduce its taxable income and accordingly recorded a one-time reduction in income tax expense of approximately $350,000 ($.05 per share) in the second quarter of fiscal 1996.



FY 1995 ACQUISITIONS



    Con-Test, Inc. -- Effective October 1, 1994, ATC purchased certain assets and assumed certain liabilities of Con-Test, Inc. ("Con-Test") a Massachusetts-based environmental consulting and engineering company with branch offices in Massachusetts, Connecticut, Vermont, Rhode Island, New York and Pennsylvania. Con-Test's primary services included industrial hygiene, environmental and industrial health and safety, and lead-based paint management. It also maintained an analytical laboratory and had developed

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
--------------------------------------------------------------------------------

a line of environmental facilities management software used by several industrial firms and federal government agencies. Immediately upon acquiring the assets of Con-Test, the Company instituted several cost-saving measures, including the elimination of certain employees and facilities, to improve Con-Test's operations and integrate it with the existing operations of the Company.



    Microbial Environment Services, Inc. -- On January 4, 1995, ATC agreed to assume the service performance obligations under certain contracts of Microbial Environmental Services, Inc. ("MES"). MES was engaged in the business of remediation of contaminated soils and water utilizing enhanced naturally occurring biological processes. The services provided by MES also included assessment of contaminated properties, design of bio-remediation systems, management of bio-remediation projects and monitoring of compliance with clean up standards.



    R.E. Blattert and Associates -- On January 13, 1995, ATC acquired certain assets and assumed certain specified liabilities of R.E. Blattert and Associates ("R.E. Blattert"). R.E. Blattert's main area of expertise was in groundwater resource management.



RESULTS OF OPERATIONS



    THREE MONTHS ENDED NOVEMBER 30, 1995 COMPARED WITH THREE MONTHS ENDED NOVEMBER 30, 1994



    Revenues in the three months ended November 30, 1995 increased 21.6% to $11,223,139, compared with $9,228,737 in the three months ended November 30, 1994. This increase was primarily attributable to the positive effect of acquisitions completed during the second half of fiscal 1995 and from the acquisition of the Hill Businesses in November 1995. During the three months ended November 30, 1995, increased revenues from certain existing operations were largely offset by lower revenues due to the completion of certain work for a significant customer.



    Revenues in the three months ended November 30, 1995 from ATC's branch offices having comparable operations in the three months ended November 30, 1994 increased 10.8% to $8,302,979, compared with $7,496,764 in the three months ended November 30, 1994. If revenues from certain large projects for two significant customers discussed below are eliminated in each period, ATC's revenues from existing branch offices having comparable operations would have increased 16.0% to $7,213,089 in the three months ended November 30, 1995, compared with $6,217,144 in the three months ended November 30, 1994. In the three months ended November 30, 1995, ATC continued to penetrate its existing markets and benefitted from the acquisitions of certain assets of the Hill Businesses, Con-Test, MES and R.E. Blattert. Revenues attributable to operations resulting from these acquisitions totaled $2,920,160, or 26.0% of revenues, for the three months ended November 30, 1995.



    Revenues in the three months ended November 30, 1995 earned directly from the New York City School Construction Authority (the "NYCSCA") decreased 4.3% to $858,257, compared with $896,754 in the three months ended November 30, 1994. As a percentage of revenues, revenues from the NYCSCA decreased to 7.6% in the three months ended November 30, 1995, compared with 9.7% in the three months ended November 30, 1994.



    Revenues in the three months ended November 30, 1995 from the Army Corps of Engineers (the "Corps") decreased 39.5% to $231,633, compared with $382,866 in the three months ended November 30, 1994. As a percentage of revenues, revenues from the Corps decreased to 2.0% in the three months ended November 30, 1995, compared with 4.1% in the three months ended November 30, 1994. The Company's revenues from the Corps relate to certain asbestos management services and decreased due to the completion of most phases of the current project during the first nine months of fiscal 1996. Revenues from the Corps are expected to continue at current levels for the remainder of fiscal 1996 and work on this project is

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
--------------------------------------------------------------------------------
expected to continue through 1999 as part of the federal Base Realignment and Closure project. However, no assurance can be made as to the amount of revenues, if any, that ATC will receive from the Corps in the future once current projects are completed.


    Gross profit in the three months ended November 30, 1995 increased 12.8% to $5,342,623, compared with $4,491,422 in the three months ended November 30, 1994. Gross margin decreased to 47.6% in the three months ended November 30, 1995, compared with 48.7% in the three months ended November 30, 1994. ATC's gross margin decreased due to higher subcontract and project costs. The gross margin for the quarter ended November 30, 1994 was higher than normal due to the profitability level of several large, high margin projects.



    Operating expenses in the three months ended November 30, 1995 increased 12.9% to $3,554,129, compared with $3,147,112 in the three months ended November 30, 1994. Operating expenses decreased as a percentage of revenues to 31.7% in the three months ended November 30, 1995, compared with 34.1% in the three months ended November 30, 1994. The decrease in operating expenses as a percentage of revenue is the result of ATC's ability to service its greater revenue levels without corresponding increases in fixed and administrative costs. Employee costs increased only 12.9% to $1,873,895, or 16.7% of revenues, in the three months ended November 30, 1995 compared with $1,659,734, or 18.0% of revenues, in the three months ended November 30, 1994. These increases in total cost were due to employees hired in connection with the expansion of ATC's operations. Other increases in operating expenses resulted from higher facility costs and administrative expenses resulting from the growth in operations and increased employee levels. Additionally, in the three months ended November 30, 1995, amortization of goodwill and intangibles increased to $110,413, compared with $42,695 in the three months ended November 30, 1994 reflecting the additional goodwill amortization resulting from acquisitions.



    Operating income in the three months ended November 30, 1995 increased 33.0% to $1,788,494, compared with $1,344,310 in the three months ended November 30, 1994. Operating income increased as a percentage of revenues to 15.9% in the three months ended November 30, 1995, compared with 14.6% in the three months ended November 30, 1994.



    Nonoperating income in the three months ended November 30, 1995 increased to $23,181 compared with nonoperating expenses of $46,267 in the three months ended November 30, 1994. The increase in nonoperating expense (income) is primarily attributable to interest income earned on the net offering proceeds invested in short term investments offset partially by higher interest expenses due to increased borrowings existing prior to the common stock offering.



    Income tax expense in the three months ended November 30, 1995 was $707,000, compared with $502,000 in the three months ended November 30, 1994. During the three months ended November 30, 1995 and 1994, the Company's effective tax rates were 39.0% and 38.7%, respectively.



    As a result of the foregoing, net income in the three months ended November 30, 1995 increased 38.8% to $1,104,675, or $0.15 per share on a fully diluted basis, compared with $796,043 or $0.13 per share on a fully diluted basis, in the three months ended November 30, 1994. The fully diluted weighted average number of shares outstanding increased 1,029,767 shares to 7,542,528 shares primarily due to an increase in shares issued from the Common Stock Offering and from shares, options and warrants outstanding as a result of the Aurora merger effective June 29, 1995, the exercise of Class B warrants and the issuance of shares in connection with the acquisition of Con-Test. Net income increased as a percentage of revenues to 9.8% in the three months ended November 30, 1995, compared with 8.6% in the three months ended November 30, 1994.

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
--------------------------------------------------------------------------------


    NINE MONTHS ENDED NOVEMBER 30, 1995 COMPARED WITH NINE MONTHS ENDED NOVEMBER 30, 1994



    Revenues in the nine months ended November 30, 1995 increased 29.0% to $33,687,570 compared with $26,117,849 in the nine months ended November 30, 1994. This increase was primarily attributable to the positive effect of acquisitions completed during the second half of fiscal 1995 and from the acquisition of the Hill Businesses in November. During the nine months ended November 30, 1995, increased revenues from certain existing operations were offset by lower revenues from a significant customer due to delays in funding for certain projects and the completion of certain work for another significant customer.



    Revenues in the nine months ended November 30, 1995 from ATC's branch offices having comparable operations in the nine months ended November 30, 1994 increased 4.1% to $25,395,765, compared with $24,385,876 in the nine months ended November 30, 1994. If revenues from certain large projects for two significant customers discussed below are eliminated in each period, ATC's revenues from existing branch offices having comparable operations would have increased 18.3% to $22,352,317 in the nine months ended November 30, 1995, compared with $18,890,467 in the nine months ended November 30, 1994. In the nine months ended November 30, 1995, ATC continued to penetrate its existing markets and benefitted from the acquisitions of certain assets of Con-Test, MES and R.E. Blattert. Revenues attributable to operations resulting from these acquisitions totaled $8,291,805, or 24.6% of revenues, for the nine months ended November 30, 1995.



    Revenues in the nine months ended November 30, 1995 earned directly from the NYCSCA decreased 24.2% to $2,055,754, compared with $2,711,174 in the nine months ended November 30, 1994. As a percentage of revenues, revenues from the NYCSCA decreased to 6.1% in the nine months ended November 30, 1995, compared with 10.4% in the nine months ended November 30, 1994. During the first quarter of fiscal 1996, delays in the approval of the NYCSCA's program budget and funding requests for the New York City school construction and maintenance program resulted in diminished service levels in asbestos management consulting and testing services and, consequently, lower revenues to ATC under this program. The NYCSCA's construction and maintenance program is ongoing and is expected to continue over a period of years. ATC believes it has established a strong relationship with the NYCSCA and expects to continue to provide asbestos and other industrial hygiene services to the NYCSCA over the next several years; however, no assurance can be made regarding the amount of revenues, if any, that ATC will receive from the NYCSCA in the future once current projects are completed. ATC's revenues under programs such as this one are not predictable and will be dependent upon many factors such as the scope of work necessary at particular sites, budgeting constraints and the timing of projects.



    Revenues in the nine months ended November 30, 1995 from the Corps decreased 64.5% to $987,694, compared with $2,784,235 in the nine months ended November 30, 1994. As a percentage of revenues, revenues from the Corps decreased to 2.9% in the nine months ended November 30, 1995, compared with 10.7% in the nine months ended November 30, 1994. The Company's revenues from the Corps relates to certain asbestos management services and decreased due to the completion of the larger phases of the project during the nine months ended November 30, 1994. Revenues from the Corps are expected to continue at current levels for the remainder of fiscal 1996 and work on this project is expected to continue through 1999 as part of the federal Base Realignment and Closure project. However, no assurance can be made as to the amount of revenues, if any, that ATC will receive from the Corps in the future once current projects are completed.



    Gross profit in the nine months ended November 30, 1995 increased 25.6% to $16,141,581, compared with $12,846,768 in the nine months ended November 30, 1994. Gross margin decreased to 47.9% in the nine months ended November 30, 1995, compared with 49.2% in the nine months ended November 30, 1994. ATC's gross margin decreased due to higher subcontract and project costs. The gross margin for the nine months ended November 30, 1994 was higher due to the profitability level of several high margin projects.

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
--------------------------------------------------------------------------------


    Operating expenses in the nine months ended November 30, 1995 increased 23.7% to $10,740,148 compared with $8,678,921 in the nine months ended November 30, 1994. Operating expenses decreased as a percentage of revenues to 31.9% in the nine months ended November 30, 1995, compared with 33.2% in the nine months ended November 30, 1994. The decrease in operating expenses as a percentage of revenue is the result of ATC's ability to service greater revenue levels without corresponding increases in fixed and administrative costs. Employee costs increased 22.4% to $5,474,121, or 16.2% of revenues, in the nine months ended November 30, 1995 compared with $4,473,134, or 17.1% of revenues, in the nine months ended November 30, 1994. These increases in employee costs were due to employees hired in connection with the expansion of ATC's operations. Other increases in operating expenses resulted from higher facility costs, travel and administrative expenses resulting from the growth in operations and increased employee levels. Additionally, in the nine months ended November 30, 1995, amortization of goodwill and intangibles increased to $304,450, compared with $104,797 in the nine months ended November 30, 1994, reflecting the additional goodwill amortization resulting from acquisitions.



    Operating income in the nine months ended November 30, 1995 increased 29.6% to $5,401,433, compared with $4,167,847 in the nine months ended November 30, 1994. Operating income as a percentage of revenues was 16.0% in the nine months ended November 30, 1995 and 1994.



    Nonoperating expenses in the nine months ended November 30, 1995 increased 34.1% to $205,513 compared with $153,282 in the nine months ended November 30, 1994. The increase in nonoperating expenses is primarily attributable to higher interest expenses due to increased borrowings offset partially by interest income earned on the net offering proceeds invested in short term investments.



    Income tax expense in the nine months ended November 30, 1995 was $1,677,000, compared with $1,548,000 in the nine months ended November 30, 1994. The income tax expense reflects a one-time benefit of $350,000 resulting from the merger of Aurora into ATC which will allow ATC to utilize Aurora's net operating loss carryforwards as offsets to its future taxable income. During the nine months ended November 30, 1995, after adjusting for the one-time tax benefit, and the nine months ended November 30, 1994, the Company's effective tax rates were 39.0% and 38.6%, respectively.



    As a result of the foregoing, net income in the nine months ended November 30, 1995 increased 42.7% to $3,518,920, or $0.52 per share on a fully diluted basis, compared with $2,466,565 or $0.42 per share on a fully diluted basis, in the nine months ended November 30, 1994. Excluding the impact of the one-time tax benefit of $350,000, net income and fully diluted earnings per share would have been $3,168,920 and $0.47, respectively, for the nine months ended November 30, 1995. The fully diluted weighted average number of shares outstanding increased 796,235 shares to 6,735,948 shares primarily due to an increase in shares issued from the Common Stock Offering and from shares, options and warrants outstanding as a result of the Aurora Merger effective June 29, 1995, the exercise of Class B warrants and the issuance of shares in connection with the acquisition of Con-Test. Net income as a percentage of revenues was 10.4% in the nine months ended November 30, 1995, compared with 9.4% in the nine months ended November 30, 1994.


LIQUIDITY AND CAPITAL RESOURCES


    At November 30, 1995, working capital was $25,075,215 compared with working capital of $8,113,738 at February 28, 1995, an increase of $16,961,477. This increase in working capital is primarily a result of the net proceeds of the Common Stock Offering after repayment of outstanding bank debt and ATC's acquisitions of current assets of R.E. Blattert and MES, increases in billed and unbilled receivables and the reduction of current liabilities using long-term borrowings under the Company's revolving credit facility with the Atlantic Bank of New York ("Atlantic").



    During the nine months ended November 30, 1995, net cash flows used in operating activities were $1,332,557, primarily due to an increase in billed and unbilled receivables. Net cash flows used in investing activities were $3,670,029, resulting from the acquisitions of the Hill Businesses, Con-Test and R.E. Blattert,

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)
--------------------------------------------------------------------------------

additional contingent purchase obligations in connection with the BSE acquisition and purchases of property and equipment. Net cash flows provided by financing activities were $17,784,513, primarily representing the net offering proceeds of the Common Stock Offering plus the proceeds from a $2,585,125 increase in debt, primarily bank debt under the Company's credit facilities, less payments made on long-term debt and notes payable of $6,467,167.



    During the nine months ended November 30, 1994, net cash flows provided by operating activities were $1,487,292. Net cash flows used in investing activities were $3,567,467 consisting of the payment to acquire Con-Test plus contingent purchase obligations related to the acquisition of BSE and the purchase of property and equipment. Also during this period, net cash flows from financing activities were $730,851, primarily from issuance of common stock of $2,327,546, most arising from the sale of Class B warrants and proceeds from increased bank debt less principal payments on long-term debt and notes payable of $3,739,965.



    In fiscal 1995, ATC increased its revolving credit facility with Atlantic to $5,500,000. The Company repaid its outstanding debt under its credit facilities. The credit facilities with Atlantic were not renewed as the Company is negotiating a new credit line. One bank has indicated an interest in extending a $20,000,000 revolving credit facility and the Company is continuing discussions of possible terms and covenants.



    In October 1995 the Company sold 1,970,000 shares in a common stock offering. The Company utilized a portion of the net proceeds of the offering to repay the debt outstanding under its credit facilities. It is anticipated that a substantial portion of the remaining net proceeds of the offering will be utilized to expand the Company's operations through strategic acquisitions of companies with complementary services, products or technologies, as well as through internal expansion. In addition, the net proceeds of the offering will be available for general working capital purposes.



    Management believes that as a result of the net proceeds received from the Common Stock Offering and, upon the completion of a new bank credit line agreement, ATC's working capital, and anticipated funds generated internally from operations and the offering will be sufficient to finance ATC's anticipated growth through acquisitions and internal expansion, to make payments as they come due on ATC's completed acquisitions and to meet ATC's short-term and long-term liquidity requirements.


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

                          PART II -- OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS:
       FIRST FIDELITY BANK, N.A., ET AL
       V. HILL INTERNATIONAL, INC. ET
       AL, Superior Court of New Jersey,
       Law Division, Burlington County,
       Docket No. Bur-L-03400-95, filed
       December 19, 1995. On December
       19, 1995, a second amended
       complaint was filed in the
       above-entitled action which
       joined the company as a defendant
       and included a count against the
       company seeking recovery of
       certain assets which the company
       recently purchased from Hill
       International, Inc. on the
       grounds that plaintiff banks hold
       security interests in the assets
       and that Hill is in default under
       the security agreement creating
       such alleged security interests.
       The plaintiffs in this action are
       First Fidelity Bank, N.A. and
       United Jersey Bank, N.A. The
       primary defendants are Hill
       International, Inc. and certain
       of its subsidiaries, and Irvin
       Richter, David Richter, Janice
       Richter and William Doyle. Irvin
       Richter and David Richter are
       officers and stockholders of
       Hill. The company has been
       involved since its joinder in
       discussions with the parties in
       an effort to settle this claim.
       The company believes that the
       action will in any case not have
       a material impact on the
       company's financial position or
       income for the reasons stated in
       Note B to the financial
       statements hereto.
Item 2. CHANGES IN SECURITIES:
       Not Applicable
Item 3. DEFAULTS UPON SENIOR SECURITIES:
       Not Applicable
Item 4. SUBMISSION OF MATTERS TO A VOTE
       OF SECURITY HOLDERS:
       On December 14, 1995, ATC held
       its annual meeting of
       stockholders at which time the
       following individuals were
       re-elected as directors by the
       votes indicated.



                           NAME                   VOTES FOR   VOTES AGAINST
           -------------------------------------  ----------  -------------
           George Rubin                            5,697,705       28,416
           Morry T. Rubin                          5,697,694       28,207
           Richard L. Pruitt                       5,697,594       28,203
           Richard S. Greenberg, Esq.              5,697,526       30,375
           Julia S. Heckman                        5,697,634       28,267



       In addition, ATC's stockholders
       approved an amendment to the 1933
       Incentive and Non- Qualified
       Stock Option Plan increasing the
       number of shares covered by the
       Plan from 200,000 shares to
       500,000 shares by a vote of
       5,566,781 in favor, 95,920
       against and 32,519 abstaining.



Item 5. OTHER INFORMATION:
       Not Applicable
Item 6. EXHIBITS AND REPORTS ON FORM 8-K:
       (a)  Exhibits:
            11 -- Computation of
            Earnings Per Share
                 Three months and nine
            months ended November 30,
            1995 (Unaudited)
            27 -- Financial Data
            Schedule
                 November 30, 1995
            (Unaudited)
       (b)  Reports on Form 8-K:
       A  Form  8-K  dated  November 10,
       1995 -  date  of  earliest  event
       reported  - was  filed during the
       three months  ended November  30,
       1995.

                             ATC ENVIRONMENTAL INC.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    ATC ENVIRONMENTAL,
                    INC.
                    --------------------
                    (Registrant)

Dated: January 15,  /s/ MORRY F. RUBIN
 1996               --------------------
                    MORRY F. RUBIN,
                    PRESIDENT AND CHIEF
                    EXECUTIVE OFFICER

Dated: January 15,  /s/ RICHARD L.
 1996               PRUITT
                    --------------------
                    RICHARD L. PRUITT,
                    VICE PRESIDENT AND
                    PRINCIPAL ACCOUNTING
                    OFFICER

                                                                      EXHIBIT 11

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES

COMPUTATION OF EARNINGS PER SHARE

THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 30, 1995 (UNAUDITED)

--------------------------------------------------------------------------------


                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                           --------------------------  --------------------------
                                                                  NOVEMBER 30,                NOVEMBER 30,
                                                           --------------------------  --------------------------
                                                               1994          1995          1994          1995
                                                           ------------  ------------  ------------  ------------
PRIMARY EARNINGS PER SHARE:
  Weighted average number of shares of common stock
   outstanding...........................................     5,613,016     6,738,257     5,413,501     6,091,458
  Additional shares assuming exercise of dilutive stock
   options and stock warrants............................       312,480       804,271       226,083       644,490
                                                           ------------  ------------  ------------  ------------
      Total average common and common equivalent shares
       outstanding.......................................     5,925,496     7,542,528     5,639,584     6,735,948
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Net income...............................................  $    796,043  $  1,104,675  $  2,466,565  $  3,518,920
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Earnings per common and dilutive common equivalent
 share...................................................  $       0.13  $       0.15  $       0.44  $       0.52
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
FULLY DILUTED EARNINGS PER SHARE:
  Weighted average number of shares of common stock
   outstanding...........................................     5,613,016     6,738,527     5,413,501     6,091,458
  Additional shares assuming exercise of dilutive stock
   options and stock warrants............................       526,212       804,271       526,212       644,490
                                                           ------------  ------------  ------------  ------------
      Total average common and common equivalent shares
       outstanding.......................................     6,139,228     7,542,528     5,939,713     6,735,948
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Net income...............................................  $    796,043  $  1,104,675  $  2,466,565  $  3,518,920
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Earnings per common and dilutive common equivalent
 share...................................................  $       0.13  $       0.15  $       0.42  $       0.52
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------