Form 10-Q/A
period 1995-11-30
ATC ENVIRONMENTAL INC
filed 1996-01-17
CIK 828828

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                               FORM 10-Q/A NO. 1


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



NOTE E -- PRO FORMA FINANCIAL INFORMATION



    The following unaudited pro forma information sets forth the results of operations of ATC as if the merger of Aurora and ATC's purchase of Con-Test and the Hill Businesses had occurred on March 1, 1994:



                                     PRO FORMA                 PRO FORMA
                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                    NOVEMBER 30,              NOVEMBER 30,
                              ------------------------  ------------------------
                                 1994         1995         1994         1995
                              -----------  -----------  -----------  -----------
Revenues....................  $12,903,371  $14,161,016  $39,335,087  $43,749,123
Net income..................  $   460,590  $ 1,306,717  $ 2,556,976  $ 4,312,677
Earnings per share (fully
 diluted)...................  $      0.07  $      0.17  $      0.39  $      0.62
Weighted average shares
 (fully diluted)............    6,787,815    7,542,528    6,640,103    7,003,329



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