Form 10-K
period 1996-02-29
ATC ENVIRONMENTAL INC
filed 1996-05-29
CIK 828828

                           UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]

               For The Fiscal Year Ended February 29, 1996
                                      OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
            For the transition period from___________ to ___________

                  Commission File Number:     1-10583

                        ATC ENVIRONMENTAL INC.
                        ----------------------
        (Exact name of Registrant as specified in its charter)

            Delaware                                         46-0399408
- -------------------------------                          ------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

104 East 25th Street, 10th Floor
     New York, New York                                         10010
- -------------------------------                          ------------------
(Address of principal executive offices)                     (Zip Code)

   Registrant's telephone number, including area code:   (212)  353-8280
                                                         ---------------
      Securities registered pursuant to Section 12(b) of the Act:
                                 None
                                 ----
      Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, $.01 PAR VALUE
                     ----------------------------
                           (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate  by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 28, 1996, was approximately $94,688,000 representing approximately 6,060,000 shares of Common Stock at $15.625 per share, the last reported sales price for the Registrant's Common Stock on such date.

The number of shares outstanding of the Registrant's Common Stock as of May 28, 1996 was 7,784,269.

The definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1996 to be filed with the Commission not later that June 28, 1996 (i.e. 120 days after the close of the Registrant's fiscal year) has been incorporated by reference in whole or in part for Part III, Item 11 of the Form 10-K for the Fiscal Year Ended February 29, 1996.

                                PART I


Item 1.    Business.

Overview

      ATC Environmental Inc. ("ATC" or the "Company") is a national environmental consulting and engineering firm that provides specialized technical and project management products and services to a large, diverse client base of businesses and federal, state and local governments. Since entering the environmental consulting and engineering business in 1982, ATC has completed several acquisitions and expanded its internal operations, enabling it to increase its market penetration and the variety of products and services it offers. The Company currently operates a network of over 35 branch offices located throughout the United States, supported by in-house testing laboratories.

     The public's concern regarding exposure to contaminants stimulated the push for environmental regulations in the 1970'a and 1980's. Today, the public's continuing demand for responsible action regarding human health and safety and the potential adverse impact of environmental liabilities drive the market for environmental consulting and engineering services. Independent industry estimates of the consulting and engineering services sector of the environmental market for 1994 ranged from $13 to $15 billion, with annual growth projected at 5% to 8% through the next three to four years.

      ATC has focused on five areas of specialization: (i) industrial hygiene consulting, including asbestos management, classical industrial hygiene and indoor air quality; (ii) environmental management, including environmental audits, site assessments, remedial action planning and design, and soil and groundwater remediation management;
(iii) lead-based paint risk management; (iv) health and safety consulting, including health and safety training, hazardous materials site safety planning and industrial safety consulting; and (v) management information systems for comprehensive environmental risk assessment and management. These areas of specialization contributed approximately 59.1%, 27.2%, 7.9%, 5.7% and less than 1.0%, respectively, of the Company's revenues in fiscal 1996.

      The Company believes that certain sectors of the environmental consulting and engineering market will experience significant growth over the next several years with demand for products and services growing even in the absence of increased governmental regulations. Independent industry sources project annual growth rates of 10%, 13%, 15% and 20% for lead-based paint management, occupational safety and industrial hygiene services, indoor air quality consulting and environmental software, respectively.

      The Company has experienced substantial increases in revenues and net income over the past three fiscal years. ATC's revenues were $26,664,385, $36,271,557 and $44,964,897 respectively, in its 1994,
1995 and 1996 fiscal years, representing a compounded annual growth rate of 29.9% over such periods. Furthermore, ATC's net income was $1,867,048,
$3,256,520 and $3,865,998 , respectively, in such fiscal years, representing a compounded annual growth rate of 43.9% over such periods.

      ATC attributes these positive operating results to its integrated strategy which includes: (i) an aggressive, but disciplined, acquisition program; (ii) the enhancement of operations through the integration of acquired businesses with the Company's existing operations; (iii) a focus on certain higher growth sectors of the environmental consulting and engineering services market, and certain higher margin services such as policy development and decision support;
(iv) an emphasis on basic business management issues, such as employee utilization, credit and collections management, and regional profit center accountability; and (v) the development of a national presence in a market typified by local and regional firms. The Company intends to employ this strategy as it seeks to further penetrate the markets for its core services and expand its range of products and services through strategic acquisitions and internal growth.

The Environmental Consulting and Engineering Services Industry

      During the 1980's the market for environmental consulting and engineering services grew significantly, due in part to a high level of federal expenditures and stringent regulations mandating actions to identify and mitigate asbestos hazards, hazardous waste sites, industrial emissions and a host of other concerns. The industry's growth slowed in the early 1990's as the industry was adversely effected by a downturn in the national economy.

      Presently, the industry is viewed as having stabilized, with declining demand in some sectors being offset by growth in others. According to two independent market evaluations, one by The Environmental Business Journal ("EBJ") and the other by the independent marketing firm of Richard K. Miller & Associates, Inc. ("RKM&A"), the size of the environmental consulting and engineering services market for 1994 was estimated at between $13 and $15 billion, with annual growth projected at 5% to 8% through the next three to four years.

     Although estimated growth rates for the industry over the next few years are well below the growth rates experienced in the industry in the 1980's, the Company believes that for the next few years growth in demand from private sector clients and in certain service areas will exceed the average growth rate of the overall industry. These service areas include lead-based paint management and indoor air quality consulting services, which RKM&A estimates to increase 10% and 15%, respectively. RKM&A estimates that the occupational safety and industrial hygiene sectors of the market will grow at an average annual rate of 13% and that environmental software services will increase 20% annually. The Company believes risk analysis services will also emerge in response to a desire for closer matching of limited clean up funds with the problems that are most serious.

      Industry observers believe that the asbestos market will show little growth and the hazardous waste services market will experience some decline in the coming years. The current sizes of these markets, however, are $3 billion and $6 billion, respectively, and the Company believes that based on the sizes of these markets and current clean up rates, these markets will remain significant for the next several years. Furthermore, while governmental expenditures are expected to evidence slower growth in the coming years as a result of changes in political priorities, private sector spending on environmental services is expected to increase, particularly in certain sectors.

     Notwithstanding the recent public disclosure concerning regulatory reform, new regulations have been promulgated which the Company believes will create new business opportunities in certain sectors of the environmental consulting and engineering services industry. In February 1994, the United States Department of Labor promulgated new asbestos regulations for the construction industry which are more stringent than the previous regulations. Lead-based paint is another area of increasing regulatory activity, partially in response to the provisions of Title X of the Housing and Community Development Act of 1992, and partially as a result of increasing concern arising from evidence of the severe health effects of childhood lead poisoning.

      While the historical growth in environmental consulting and engineering services has been stimulated by regulatory compliance concerns, the Company believes that future growth will, in large part, be driven by private litigation, asset preservation and productivity considerations. As companies have become increasingly sensitive to the potential adverse consequences of environmental problems and the potential impact of environmental liabilities, they have taken an active approach to managing environmental health and safety risks and liabilities, whether or not the subject of regulations. This trend is currently being observed in such areas as steel structure repainting projects, real estate transactional assessments and indoor air quality initiatives.

      Bridge  and tunnel authorities undertaking the removal  of  lead-
based paint from large steel structures are seeking to establish monitoring systems to prevent the dispersion of lead dust into the environment. The Company believes that such actions are motivated in large part by concerns regarding the potential liabilities associated with lead contamination. Similarly, concerns over environmental risks have made environmental assessments an integral component of the due diligence process for commercial transactions. Financial institutions frequently require environmental assessments prior to loan originations and foreclosure activities, while insurance companies increasingly require environmental assessments before issuing environmental insurance liability policies. Another industry segment that is experiencing growth even in the absence of extensive regulation is indoor air quality. Indoor air quality is viewed as an important environmental concern which may significantly impact worker productivity. Published estimates of productivity losses as a result of poor indoor air quality range from $40 to $50 billion per year in the United States.

      Many governmental agencies and businesses are looking at risk-based analysis as the new model for decision-making instead of rote application of rigid rules. This trend presents new service opportunities for the environmental consulting and engineering services industry in several areas from which the Company is positioned to benefit. The absence of adequate funding to immediately address the full cost of clean ups requires the employment of risk assessment and planning techniques that direct funding toward the problems presenting the highest levels of risk. In addition, RKM&A sees a trend toward "outsourcing" of environmental functions by corporations. Under outsourcing contracts, environmental consulting firms function as the environmental departments of large corporations. The Company views outsourcing as a future growth opportunity.

Strategy

      The Company's integrated strategy focuses on increasing revenues through acquisitions and internal growth by promoting its core services and introducing new and innovative services while continuing to achieve profitability in existing and acquired operations through the implementation of rigorous financial and operational controls. Through strategic acquisitions, the Company has been able to increase the variety of services that it offers and develop a nationwide network of offices and facilities capable of servicing national accounts.

      ATC's acquisition strategy includes identifying target companies in specific geographical areas in which ATC does not have a strong presence or target companies with new, transferable technologies or exploitable areas of expertise. The environmental consulting and engineering services market is fragmented, with over 3,600 environmental consulting and engineering companies in the United States, of which only 31 have over $100 million in annual sales. There are many specific service specialties, many small-sized companies and thus, many potential acquisitions candidates. Acquisitions can lead to bi-directional technology transfers with the acquired company's services offered to ATC's existing client base and ATC's core services offered to clients of the acquired company. Furthermore, when acquisitions are located close to existing ATC branches, economic consolidations are frequently possible.

      In recent years, the Company has, through the acquisitions of Dennison Environmental, Inc. ("Dennison") and Con-Test, Inc. ("Con-Test"), entered two of the fastest growing sectors of the environmental consulting and engineering services industry, lead-based paint risk management and management information systems and services. The Company believes that in many cases, like Dennison and Con-Test, opportunities exist to improve the historical operating results of acquired companies by: (i) reducing general and administrative costs through consolidating facilities, reducing administrative personnel costs, improving purchasing power and taking advantage of other economies of scale; (ii) reducing costs of sales by decreasing reliance on subcontractors; and (iii) improving financial and operational control systems.

     The Company believes that its positive operating results in recent years are due, at least in part, to its disciplined approach to the management of basic business fundamentals. ATC's professional administrative staff monitors and oversees the financial and administrative functions of the business. ATC strives to manage profit center accountability through a combination of goals and incentives and performance monitoring.

Services and Products

       The Company provides a range of specialized environmental consulting and engineering services, including asbestos management, classical industrial hygiene, lead-based paint risk management, health and safety training, environmental audits, remedial action planning, design and management, and comprehensive environmental risk assessment and management. The Company's services are offered individually or together as part of the Company's full service approach to environmental consulting. During fiscal 1996, ATC provided services to over 3,900 clients ranging from small site investigations to large comprehensive assessment and remediation management projects.

Industrial Hygiene
      The Company offers a variety of industrial hygiene services which include asbestos management, classical industrial hygiene investigations and analyses, indoor air quality services and laboratory services.

      Asbestos Management. ATC provides comprehensive asbestos testing and consulting services. These services may begin with a survey of facilities to determine the condition, type, quantity and location of asbestos. After gathering field samples, the Company utilizes polarized light microscopy, phase contrast microscopy and transmission electron microscopy to analyze asbestos fibers. Other services include risk assessment, remediation design for asbestos abatement, industrial hygiene services before, during and after the asbestos removal process, development of operations and maintenance training programs for facilities personnel, development of operations and maintenance programs for custodial and maintenance personnel, and providing asbestos awareness seminars for client personnel.

      ATC's services are designed to enable building owners and operators to comply with federal, state and local regulations for asbestos control, by providing a comprehensive approach for controlling or removing asbestos. ATC's technical personnel include registered architects, professional engineers, certified industrial hygienists, certified safety professionals and asbestos specialists, with extensive experience managing hazardous material. Such personnel are licensed and certified by federal, state and local agencies.

      Classical Industrial Hygiene. ATC evaluates potential health hazards in occupational settings, including physical hazards and hazards arising from exposure to chemical or biological substances. Potential hazards include solvents, corrosive chemicals, gases, toxic dusts, radiation, lasers, noise, lighting, heat, bacteria and molds. Evaluations determine the extent of exposure to potentially hazardous substances and methods to control and minimize associated risks. Field measurements are evaluated to determine compliance with governmental regulations and other standards. After corrective measures are designed and implemented, ATC provides follow-up monitoring designed to ensure that workplace exposures have been minimized.

      Indoor Air Quality. Healthy indoor air quality is recognized as an essential factor in promoting comfort and welfare. ATC provides investigations designed to identify: (i) sources of indoor air pollution; (ii) route of exposure to individuals; (iii) route of entry into the body; and (iv) possible effects on occupants. The investigatory process typically includes interviews of occupants and air monitoring of indoor and outdoor ambient environments to evaluate exposures, symptoms and concerns. A thorough building system investigation evaluates mechanical and ventilation systems which may impact habitable space. An inventory of chemicals, air contaminants, office equipment, plants, water sources and other potentially harmful sub-chemicals, air contaminants, office equipment, plants, water sources and other potentially harmful substances, process equipment and maintenance practices may also be part of the evaluation. After completing a facility evaluation, ATC recommends solutions that are customized to the specific facility and problem.

       Laboratory Services. ATC maintains analytical testing laboratories which provide analyses of a wide spectrum of materials, including suspected asbestos-containing materials, suspected lead-based paint substances, industrial and municipal waste water, air and certain hazardous wastes. These laboratories support ATC's consulting and remediation management services, and also operate independently. ATC's operations incorporate chain-of-custody and quality assurance procedures and professionally recognized laboratory practices.

Environmental Management
      ATC's environmental management services range from real property investigations for environmental contamination, to turn-key remediation. These services can include soil and ground water analysis, installation of monitoring wells, recovery system design, regulatory permitting, contractor selection and remediation oversight. Financial institutions, as well as certain states, mandate pre-purchase or pre-loan real property environmental assessments prior to property transfer, closure or sale. An environmental audit by ATC can help to detect the presence of pollutants and, in some cases, to determine costs for clean up.

       Groundwater Assessments. At sites where the quality of groundwater is in question, due to a confirmed or suspected spill or release of hazardous substances, ATC performs assessments to identify the depth to static water, define pressure zones or confining conditions, determine gradient and sample groundwater. Once analytical results are known and soil and groundwater conditions established, ATC's hydrologists, geologists and engineers analyze the data through the use of predictive tools such as groundwater models to determine the movement and ultimate destination of the contaminants.

      Site Assessments and Characterizations. Site assessment and characterization investigations involve defining the important physical and chemical parameters of a contaminated site. A site assessment provides a baseline for understanding subsurface conditions and is necessary before any clean up can be designed or implemented.

      Groundwater and Soil Remediation Management. ATC's services include the management and oversight of clean up projects through the use of a variety of diverse traditional and innovative technologies including bioremediation, land farming, soil venting, air sparging, pump and treat, and thermal oxidation systems. ATC's management services can include testing, scheduling, coordination, documentation and approval of progress payments, and interaction with regulatory agencies throughout the life of the project.

Lead Risk Management
      Lead in paint, drinking water and soil is a major environmental problem facing the United States. Lead has no known useful function in the human body and is known to be toxic to virtually all organs in the body, even at relatively low doses. In children, excessive exposure to lead can result in brain damage leading to learning disabilities and, in some cases, retardation. Adult exposures to excessive amounts of lead can cause reproductive, hematological and nervous system disorders.

      As the first state-accredited lead risk management training institute in the nation, ATC was one of the first companies to provide national lead risk management services. Furthermore, ATC co-authored and edited the first comprehensive textbook on lead risk management. ATC is a co-founder of the National Lead Abatement Council, the first trade organization representing contractors, inspectors, vendors, attorneys and public officials engaged in managing lead risks. ATC maintains a high degree of visibility and credibility in the lead services arena through participation in professional and consensus standard setting organizations and through publishing articles in trade publications.

       Until recently, lead risk management services were sought primarily to establish compliance with lead poisoning prevention regulations. However, the market is now expanding as clients increasingly seek voluntary risk reduction programs and defend against a proliferation of lead poisoning lawsuits.

      Federal law requires lead paint testing of all federally assisted public housing authority projects nationwide, and the full lead paint abatement of these projects. ATC has provided lead paint testing and abatement project management services to numerous public housing authorities throughout the United States. As this work proceeds, ATC is also pursuing opportunities created by two new federally funded programs. The first program authorized approximately $25 million of federal grants to public housing authorities to conduct specialized lead hazard risk assessments and develop property management programs to maintain "lead-safe" dwellings until such time that lead paint can be abated. The second program authorized approximately $279 million of federal grants to state and local regulatory agencies to conduct innovative lead paint inspection and abatement. ATC has identified and is aggressively marketing the grantee agencies.

      Additional opportunities are presented by federal regulations under Title X of the Housing and Community Development Act of 1992 which, among other things: (i) established a national requirement for training and certification of all lead contractor workers and supervisors, inspectors, risk assessors, project designers and other individuals involved in lead paint activities; and (ii) established new disclosure requirements applicable to all property transactions affecting residential properties built prior to 1978.

      ATC's lead management services are broadly categorized as: (i) corporate lead risk management services; (ii) steel structure and industrial compliance services; and (iii) residential lead paint testing and project management services.

      Corporate Lead Risk Management Services. ATC provides corporate lead risk management programs, primarily to insurance companies, lending institutions, law firms and large real estate managers. ATC's services enable corporations to effectively address lead-related liabilities by advising these institutions in their development and implementation of lead risk management policies and procedures.

      Policy development typically entails an examination of a client's real estate with respect to potential lead liabilities. Working closely with corporate legal and technical divisions, ATC recommends policies and procedures to ensure lead-safe management of properties and compliance with applicable lead poisoning prevention regulations. ATC also designs and implements special studies or demonstration programs to provide empirical data for validating the efficacy of property management guidelines. ATC's policy recommendations include provisions for clients to anticipate, guard against, and effectively respond to lead poisoning complaints, regulatory violations and lawsuits.

      The Company's corporate lead risk management services include designing and implementing compliance training seminars and workshops tailored to the needs of the different program participants. ATC's corporate training programs are periodically revised to reflect changes in accepted work practices.

      ATC offers lead paint litigation support services exclusively in support of property owners, managers, lending institutions and insurers. These services include case consultation, regulatory analysis, document and deposition review, expert testimony, as well as site investigation and testing services.

      Steel Structure and Industrial Compliance Services. Nationwide, hundreds of thousands of petroleum storage tanks, water tanks, transportation bridges and other major structures are made of steel and painted with coats of lead-based paints and leaded primers. These structures require periodic maintenance, including full removal of the leaded paints and primers followed by re-painting to prevent them from corroding.

      ATC provides comprehensive environmental monitoring of surface preparation activities that include the removal of lead and associated coatings from steel structures. ATC employs trained engineers and has the expertise to prepare abatement specifications and guide agencies, engineers and contractors through lead removal activities in accordance with all federal, state and local regulations. ATC prepares and has submitted numerous environmental monitoring and sampling protocols to assist in protecting the public community, workers and the environment from potential contamination resulting from lead removal activities.

      Residential Services. ATC provides residential property owners and managers with services for the analysis of lead in paint, soil, air and drinking water. Consultation services include surveys to identify lead problems, to design safe and responsible procedures for the removal of lead paint and to control lead dust and contaminated debris while reducing clean up costs. ATC provides the necessary detailed specifications where exterior and internal surfaces coated with lead paint must be abated. ATC also designs worker health and safety plans for lead removal activities, and provides construction monitoring of lead projects to prevent occupant, worker and third-party exposure to lead dust.

Health and Safety
     The Company has established several health and safety training and advisory programs.

      Education and Training. ATC operates training schools under the name The Environmental Institute, as well as under ATC Environmental Inc. The Company develops and presents public and private training courses each year for those involved in environmental, asbestos, lead, hazardous materials and safety and health issues. "Right-to-Know" programs in accordance with mandates by the federal Occupational Safety and Health Administration ("OSHA"), the federal Environmental Protection Agency ("EPA") and some state regulations are designed to communicate information regarding the hazards of chemicals to workers and communities. Instructors present practical, comprehensive courses, many of which feature "hands-on" training. ATC routinely customizes courses to meet specific client needs.

      Health and Safety Consulting. ATC occupational health and safety programs enable employers and property owners to meet or exceed the requirements established by federal, state or local regulations, particularly OSHA regulations. A review of work practices can result in the recognition, evaluation and design of proper safe work policies and procedures to minimize or eliminate work-related injuries and illnesses.

      Site Safety, Health and Emergency Response Plan. ATC offers a full range of technical support services for site-specific safety and health programs required for hazardous waste operations. Employers that are subject to OSHA standards for hazardous waste operations utilize ATC to provide assistance in many areas.

Management Information Systems and Risk Management
       The assessment of environmental liability involves the identification of the liability, the development of an optimal response and the qualification of the cost of the response. An environmental hazard situation usually does not have only one possible response alternative, but rather a variety of alternatives. ATC offers a variety of products and services to assist in the performance of these functions.

      Comprehensive Environmental Management System. ATC has developed various environmental facilities management software modules. These modules are marketed to current and prospective clients and are also used in ATC's branch locations. The modules are designed to function as the prime environmental database for a company's facilities. This software can be used to keep track of scheduled environmental responses and to maintain training for personnel whose jobs involve environmental response or exposure to environmental hazards. The modules can also be used to establish audit trails of environmental responses to emergencies for regulatory agencies and ease the burden of environmental compliance reporting and manage the client's exposure to liabilities.

      There are seven different modules that are currently available: asbestos, lead paint, storage tanks, hazardous materials, hazardous waste, training/certification and environmental compliance. Each of these modules is presently available for MS DOS" operating systems and several are currently available for use under MS Windows" or MS Windows 95" environments.

      Risk Modeling/Risk Assessment. ATC provides decision support by quantitatively analyzing the risk associated with the outcomes of differing environmental responses. ATC can also provide computerized modeling to simulate complex, uncertain decision scenarios by combining experience in proven risk and economic risk analysis with its core expertise in a wide range of environmental hazard areas.

      Custom System Design and Implementation. ATC offers customized design and implementation services in conjunction with object based development tools in a client/server architecture to develop custom computer systems.

Clients and Marketing

      The Company provides its services to Fortune 500 companies, small companies, real estate property managers and federal, state and local governments. The Company relies on referrals from existing and former clients, architects and engineers for a large portion of its contract leads. The Company's contracts are obtained by its sales force through a bidding process and other forms of engagement.

      Consistent with trends towards focusing on litigation, liability and cost control management, there is an increasing tendency for companies to obtain a greater share of their environmental consulting and engineering services from a smaller number of larger providers. This trend is evidenced by findings reported in EBJ that revenues for the largest environmental consulting firms grew at almost twice the industry average during 1994. RKM&A attributes this trend to such issues as the greater insurance protection and indemnity coverage that larger firms can provide. The Company believes that this trend presents a significant opportunity for firms, such as ATC, that have the technical and financial resources to both perform the services and provide the insurance and indemnity protection demanded by large corporate and government clients.

      To take advantage of this trend, ATC's overall marketing strategy is a combined national and regional approach. National efforts are directed by senior professionals of the Company, while regional efforts are typically directed either by a regional or branch manager, or by a sales and marketing professional. ATC currently has many individuals devoted exclusively to sales and marketing activities in its offices across the United States. The Company's regional sales and marketing departments generate leads, act as proposal administrators, perform technical writing and generally support the Company's sales efforts.

     ATC presently markets its environmental consulting and engineering services through its network of branch offices located in twenty-four states. The Company intends to establish additional offices within the continental United States. Direct marketing is accomplished by technical sales representatives, technical and management personnel who call on prospective clients. ATC also relies on telemarketing, direct mail solicitation, national trade advertising and submission of competitive bids for potential governmental projects listed in industry publications. In addition, ATC markets its services through its environmental seminars and training courses for existing and potential clients.

Competition

      The environmental consulting and engineering services industry is subject to intense competition. In addition to the thousands of small consulting and testing firms operating nationally, ATC competes with several national environmental engineering and consulting firms such as Law Engineering, Inc., The Earth Technology Corporation (USA), Dames & Moore, Inc. and Professional Service Industries, Inc. Many of ATC's present and future competitors may have greater financial, technical and personnel resources than ATC. It is not possible to predict the extent of competition which ATC will encounter in the near future as the environmental consulting and engineering services industry continues to mature and consolidate. Historically, competition has been based primarily on the quality, timeliness and costs of services. The ability of ATC to compete successfully will depend upon its marketing efforts, its ability to accurately estimate costs, the quality of the work it performs, its ability to hire and train qualified personnel and the availability of insurance.

Environmental Regulation

      Most environmental laws and regulations are promulgated by Congress and departments and agencies of the federal government. Many of the federal regulations contemplate enforcement by state agencies and adoption by the states of similar regulations which must meet the minimum federal requirements. In areas of environmental law where federal regulation is silent, the states may adopt their own environmental laws. Local governments such as countries and municipalities may also enact and enforce environmental laws that address local concerns.

     Additionally, in its operations, ATC and its employees are subject to various regulatory, certification and licensing requirements.

      Those federal agencies whose regulations, guidelines or standards have the greatest potential impact on ATC are:

      The United States Department of Labor - Occupational Safety and Health Administration, which requires particular work practices, sets limits for worker exposure on the job, requires employers to provide employees with personal protective devices such as respirators, and requires employers to maintain records for periods of up to 30 years;

      The United States Environmental Protection Agency, which, through its National Emissions Standards for Hazardous Air Pollutants, requires that it be notified of asbestos removal or disturbance during renovation and demolition projects and requires specific work practices at such projects, and which through other statutes and regulations regulates a very broad spectrum of industrial and commercial activities, including the disposal of hazardous waste;

      The United States Department of Housing and Urban Development ("HUD"), which sets the standards for the testing and remediation of lead-based paint in publicly funded housing, and which provides funding for housing rehabilitation including lead-based paint remediation; and

      The United States Department of Transportation, which regulates packaging and transportation of hazardous waste by all who transport or cause the transport of hazardous waste.

      The EPA, OSHA and HUD have each published regulations and guidelines to safeguard employees and public occupants from certain environmental exposures. Federal regulations specify work practices for removal of asbestos and lead containing materials from buildings. Federal law also presently requires employers to inform workers, and in some places the general public, of the dangers connected with hazardous chemicals in the workplace. These "Right-to Know" laws usually require employers to list all hazardous chemicals in the workplace, to instruct workers about safe work practices, and to train workers on how to respond in the case of exposure to or release of the hazardous chemical. OSHA's Hazardous Communication Standard requires all employers to provide information and training regarding hazardous chemicals in the workplace.

      Most states and local governments have adopted licensing and certification requirements for workers engaged in the environmental industry, which require workers to attend training classes. ATC is currently accredited by the National Voluntary Laboratory Program and expects to continue to participate in all future National Institute of Standards and Technology programs. In addition, ATC maintains various licenses and certifications pertaining to its laboratories and certain field testing equipment. ATC has not experienced, and does not contemplate, any material difficulties in complying with regulatory and licensing provisions applicable to its business. ATC has received citations from governmental authorities, none of which have had a material adverse effect on the Company's business operations.

Insurance

      ATC has secured a "claim made" professional liability insurance policy, including contractor's pollution liability coverage, for claims with a per claim and aggregate limit of $5,000,000 and a deductible of $250,000, although increased limits have been obtained on a specific endorsement basis to meet the needs of particular clients or contracts. A "claims made" policy only insures against claims filed during the period in which the policy is in effect. This policy covers both errors and omissions. ATC also carries general liability insurance in the amount of $2,000,000, with a $4,000,000 umbrella. ATC's policy has been renewed in each of the last several years that the policy has been in effect. The relatively low dollar amount of the policy limit currently offered, the possible future unavailability or modification of this insurance or any significant increase in insurance rates could have a materially adverse effect on ATC's operations. Further, because customers may require that ATC maintain liability insurance, the possible future unavailability of such insurance could adversely affect ATC's ability to compete effectively.

      ATC has in the past filed two notices of claims which, in the aggregate, amounted to $5,540,000 claimed. Although both of these matters were dismissed in the Company's favor, in each case without the payment of any damages, no assurances can be given that future claims will not be filed against the Company or that the Company will continue to be able to obtain insurance coverage on terms satisfactory to the Company.

Personnel

     As of May 1, 1996, ATC employed 787 employees, including 543 full-time employees. The Company's employees consist of 598 technical and professional personnel, 31 sales and marketing persons and 147 administrative employees inclusive of executive officers. The backgrounds of ATC's technical and professional staff include, among other disciplines, environmental engineering, industrial hygiene and hydrogeology, chemistry, biology and geology. ATC from time to time hires additional personnel on a temporary basis.

      ATC believes that it has been able to establish and maintain a stable work force of experienced personnel by paying competitive wages and by providing standard benefits. ATC also pays the costs as they arise to have its workers certified for its asbestos and environmental requirements, including tuition at a certified training program and fees for certification, testing and licensing. ATC believes that its own training school has helped to ensure the availability of a trained work force.

Facilities

      ATC leases office space, laboratory facilities, temporary housing facilities and storage space under 30 operating lease agreements, which expire at varying dates. Although ATC's utilization of these leased facilities is near maximum capacity at all locations, there is no location at which ATC foresees any material difficulty in leasing adequate supplementary sites, if necessary, under terms similar to those enjoyed under current leases.

      In its business, ATC utilizes various laboratory, field and computer equipment which are owned or leased. ATC also rents equipment on a project-by-project basis.

Item 2.    Properties.

      ATC leases office space, laboratory facilities, temporary housing facilities and storage space under operating lease agreements, which expire at varying dates. Although ATC's utilization of these leased facilities is near maximum capacity at all locations, there is no location at which ATC foresees any material difficulty in leasing adequate supplementary facilities, if necessary, under terms similar to those enjoyed under current leases. The following described leases could be considered material leases to ATC. ATC's principal executive, administrative, operations and laboratory facilities aggregating approximately 40,000 square feet of space at 104 East 25th Street, New York, NY 10010 at a base rate of $340,000 per annum with a term ending on September 30, 2001. On September 30, 1994, in conjunction with its purchase of the assets of Con-Test, Inc., ATC entered in to a ten-year lease for office and laboratory premises aggregating 15,100 square feet at 39 Spruce Street, East Longmeadow, Massachusetts 01028 at a base rate of approximately $160,000 per annum. ATC and its Hygeia subsidiary have three separate lease and sublease agreements (aggregated for the purpose of determining material leases) covering the premises housing its consulting and laboratory operations at 600 West Cummings Park, Woburn, Massachusetts, comprising approximately 13,400 square feet combined at an annual aggregate base rent of approximately $140,000. Although each separate lease of this group has a different term, the terms generally run through the summer of 1997. The final material lease covers ATC's approximate 9700 square feet of office space at 50 East Foothill Boulevard, Arcadia, California 91006. This lease runs through March, 1997, at an annual base rental of $105,600.

Item 3.    Legal Proceedings.

      First Fidelity Bank, N.A., et al v. Hill International, Inc. et al, Superior Court of New Jersey, Law Division, Burlington County, Docket No. Bur-L-03400-95, filed December 19, 1995. On December 19, 1995, a second amended complaint was filed in the above-entitled action which joined the Company as a defendant and included a count against the Company seeking recovery of certain assets purchased from Hill International, Inc. ("Hill") on the grounds that plaintiff banks hold security interests in the assets and that Hill is in default under the security agreement creating such alleged security interests. The plaintiffs in this action are First Fidelity Bank, N.A. and United Jersey Bank, N.A. The primary defendants are Hill International, Inc. and certain of its subsidiaries, and Irvin Richter, David Richter, Janice Richter and William Doyle. Irvin Richter and David Richter are officers and stockholders of Hill. The case is in its early stages with discovery yet to take place, however, in the Company's opinion, the outcome of this suit will not have a significant effect on the Company's financial position or future results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders.

      Not applicable.

                                PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
Matters.

      The Company's Common Stock and Class C Common Stock Purchase Warrants ("Class C Warrants") are listed on the NASDAQ National Market under the symbols "ATCE" and "ATCEL," respectively. Prior to August 23, 1995, the Company's Common Stock and Class C Warrants were listed on the NASDAQ Small Cap Market under the same symbols. The Class C Warrants are exercisable at $10.00 per share and expire September 30, 1996, subject to the Company's right to call such warrants on 30 day's prior notice. The following table sets forth, for the quarters indicated, the high and low bid prices of the Company's Stock on the NASDAQ Small Cap Market and the high and low sales prices on the NASDAQ National Market, as applicable.


                             Common Stock

  Fiscal Year Ended February 28, 1995:                   HIGH      LOW
     First Quarter.....................................  $12       $ 6-5/8
     Second Quarter....................................   11-1/2     9-1/4
     Third Quarter.....................................   17-3/4     9-1/8
     Fourth Quarter....................................   17-5/8    13-1/4

  Fiscal Year Ended February 29, 1996:
     First Quarter.....................................  $18-3/8   $ 8-7/8
     Second Quarter (through August 22, 1995)..........   15-3/4    13-1/4
     Second Quarter (August 23 through August 31, 1995)   15-1/8    13-3/4
     Third Quarter.....................................   17        12
     Fourth Quarter....................................   13-1/2    10-1/2

                           Class C Warrants

  Fiscal Year Ended February 28, 1995:                   HIGH      LOW
     First Quarter.....................................  $ 2-1/8   $   -11/32
     Second Quarter....................................    2-1/4       -7/8
     Third Quarter.....................................    7-3/4      1-5/16
     Fourth Quarter....................................    8          5-5/8

  Fiscal Year Ended February 29, 1996:
     First Quarter.....................................  $ 8-1/2   $  3
     Second Quarter....................................    7-5/8      5-1/2
     Third Quarter.....................................    9-1/8      5-1/2
     Fourth Quarter....................................    6-1/8      3

      The quotations in the tables above reflect inter-dealer prices without retail markups, markdowns or commissions. In addition, for all periods prior to August 23, 1995, they do not represent actual transactions.

      The Company had 757 record holders as of May 28, 1996 as reported by its transfer agent (American Stock Transfer & Trust Company) representing approximately 7,300 beneficial holders of ATC's Common Stock.

     No cash dividends have been paid by ATC on its Common Stock and no such payment is anticipated in the foreseeable future.

      On May 28, 1996, the last reported sales price for the Company's Common Stock and Class C Warrants on the NASDAQ National Market were $15.625 and $5.375, respectively.

     The Company is in the process of completing a registration statement to be filed with the Securities and Exchange Commission with regards to its Class C Warrants. Until such registration statement is effective, the Class C Warrants cannot be exercised by the holders.

Item 6.     Selected Financial Data.

      The following table sets forth, for the periods and at the dates indicated, selected historical consolidated financial data of the Company. The selected consolidated historical financial data has been derived from the audited historical consolidated financial statements of the Company and should be read in conjunction with such financial statements and the notes thereto included elsewhere in this Annual Report.

                                Years Ended February 28 (29),
                   1992        1993        1994        1995        1996
Statement of       (1)         (2)         (2)(3)      (4)         (5)(6)
Operations Data:

Revenues           $10,578,187 $16,539,254 $26,664,385 $36,271,557 $44,964,897

Income (loss)
before income
taxes                (375,397)     653,144   3,077,048    5,300,520  5,670,998

Net income (loss)    (236,003)     353,144   1,867,048    3,256,520  3,865,998

Earnings (loss) per
 common and
 dilutive common
 equivalent share:
     Primary             (.05)         .07         .35          .57        .54
     Fully diluted       (.05)         .07         .35          .56        .54

Cash dividends per         -0-         -0-         -0-          -0-        -0-
share

                                       February 28 (29),
                  1992        1993        1994        1995        1996
Balance Sheet
Data:             (1)         (2)         (2)(3)      (4)         (5)(6)(7)
                                                                   (8)
Working capital   $ 3,469,569 $ 3,342,527 $ 6,049,013 $ 8,113,738 $24,977,316

Long-term debt,
less current
aturities             508,606   1,114,489   2,182,119   3,892,766     361,944

Total assets        6,991,403   9,335,227  14,156,887  25,009,222  46,684,600

Stockholders'
equity              5,091,777   5,812,901   7,659,485  13,813,194  39,192,414

____________

(1)   ATC  acquired  certain  assets of  Dennison  Environmental,  Inc.
      effective July 23, 1991.

(2)   ATC  entered  into an agreement to acquire  Bio-West,  Inc.,
      effective    June   10,   1992.    This   transaction   was   rescinded
      effective May 31, 1993.

(3)   ATC  acquired certain assets of BSE Management,  Inc.,  effective
      April 30, 1993.

(4)   ATC  acquired certain assets of Con-Test, Inc., effective October 1,
      1994.

(5)   ATC  and  its  parent,  Aurora Environmental  Inc.,  were  merged effective  June  29, 1995 with ATC as the surviving  corporation.
      Net  income  includes a one-time tax benefit of  $350,000  ($0.05 per  share)  from the utilization of Aurora's net operating  loss carryforward.

(6) ATC acquired certain assets of the environmental subsidiaries of Hill International Inc., effective November 10, 1995.

(7)  ATC acquired certain assets of Applied Geosciences Inc., effective
     February 29, 1996.

(8) Working capital and stockholders' equity increased from net proceeds of the Common Stock Offering of 21,554,461.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Recent Developments

     American Testing and Engineering Corporation - Effective May 24, 1996, ATC purchased certain assets and assumed certain liabilities of American Testing and Engineering Corporation ("ATEC"), a national environmental consulting firm. ATEC provides environmental consulting and engineering services including risk assessments, compliance audits, environmental remediation consulting, geotechnical, materials testing, industrial hygiene and analytical services through a large network of branch and regional offices. For its year ended December 31, 1995, ATEC had revenues of $85,020,000 and a net loss of ($1,820,000). However, the acquisition is expected to be immediately accretive to earnings due to cost savings and expense reductions principally resulting from the integration of branches operating in similar locations and reduced corporate administration costs.

      The acquisition will be accounted for as a purchase. The assets acquired include customer contract rights, customer lists, order backlog, customer records, and certain tangible assets consisting of accounts  receivable, work in process and customer  and  certain  other
deposits.    Additionally,  ATC  executed   an   agreement   to   lease
substantially all of the sellers equipment and executed several sublease agreements for premises leased by ATEC. ATC also obtained non-competition agreements with ATEC, a non-acquired subsidiary, and the majority shareholder of ATEC.

      The purchase price consideration consisted of $9,000,000 of cash paid at closing and property and facility lease payments and non-compete obligations of $6,000,000 payable during the first year following the purchase. The Company also assumed liability for ATEC's bank debt, approximately $11,025,000, its accounts payable, and certain other recorded liabilities. The Company may offset up to $2,000,000 of the cash consideration paid at close against future payment obligations if certain minimum net revenues are not achieved during the first year following the purchase. The Company is contingently liable to ATEC for additional purchase consideration up to $10,750,000 if certain net revenue levels are achieved and certain other conditions are met. Amounts, if fully earned, would be paid as follows; $3,883,333 in fiscal 1998, $3,873,333 in fiscal 1999, $1,293,334 in fiscal 2000 and
$1,700,000 in fiscal 2002.

      The Company paid ATEC's bank debt and a portion of the cash paid at closing from proceeds from a $20,000,000 bridge credit facility with Chemical Bank and Atlantic Bank of New York. Under the terms of the credit agreement, the Company may borrow up to the amount of the facility, with interest payable monthly at 1.75% above the adjusted Eurodollar rate (7.18% at May 24, 1996). Amounts borrowed under this facility are due September 20, 1996. The Company anticipates entering into a longer term agreement with the banks prior to the maturity date of the credit agreement.

      3D Information Services, Inc. - Effective May 28, 1996, ATC purchased certain assets and assumed certain specified liabilities of 3D Information Services, Inc. ("3D"), a New Jersey based information services company providing technical information system consulting services in all phases of information system design, development, maintenance and management in client server and mainframe based environments. 3D provides analysis and design services and system programming services to help clients in building new computer systems and modifying existing computer systems. 3D also provides support to clients in maintaining computer systems and in areas such as help desk management and other system support services. Employees of 3D typically work full-time at a client's work site. Its clients include major companies in the telecommunications, financial services and pharmaceutical industries. 3D reported revenues and net income of approximately $10,360,000 and $135,000, respectively, for its year ended December 31, 1995.

      The acquisition will be accounted for as a purchase. Assets purchased include customer contract rights, customer lists, order backlog, customer records, employee contracts and tangible assets including accounts receivable, unbilled work in process, field and office supplies, and equipment. Consideration paid consisted of $3,000,000 of cash at closing and a note payable for $2,500,000 payable in three annual payments plus interest. In addition, ATC assumed certain liabilities of approximately $490,000. ATC also entered into a three year non-compete agreement with the majority stockholder.

      As a result of these acquisitions, the Company's revenues and expenses will increase substantially as the Company believes it will be able to retain substantially all of ATEC's current customer base (ATEC's revenues for the four months ended April 30, 1996 were $24,174,000) and expects 3D to continue its rapid growth trend (3D revenues increased over 20% from 1994 to 1995), although no assurances can be given.

Acquisitions

Fiscal 1996
       Hill International Inc. Environmental Subsidiaries - On November 10, 1995, ATC purchased certain assets and assumed certain liabilities of the subsidiary companies at Hill International, Inc. that provided environmental consulting and engineering services (collectively the "Hill Businesses"). These services include asbestos management, industrial hygiene and indoor air quality consulting, environmental auditing and permitting, environmental regulatory compliance, water and wastewater engineering, solid waste and landfill management, hazardous waste management and analytical laboratory services. The Hill Businesses operated from facilities located in New York City, Boston and Willingboro, New Jersey. The Boston and New York offices have been integrated with ATC's existing operations, and ATC will benefit from other cost-saving measures taken, including the elimination of certain employees previously with the Hill Businesses.

      Applied Geosciences, Inc. - Effective February 29, 1996, ATC purchased certain assets and assumed certain liabilities of Applied Geosciences, Inc. ("AGI"). AGI services included environmental and hazardous waste site assessments, remediation design, air quality management, asbestos services, litigation support and engineering geology through its offices located in San Diego, Tustin, and San Jose, California.

Fiscal  1995
            Con-Test,  Inc. - Effective October 1, 1994, ATC  purchased certain assets and assumed certain liabilities of Con-Test, Inc. ("Con-Test") a Massachusetts-based environmental consulting and engineering company with branch offices in Massachusetts, Connecticut, Vermont, Rhode Island, New York and Pennsylvania. Con-Test's primary services included industrial hygiene, environmental and industrial health and safety, and lead-based paint management. It also maintained an analytical laboratory and had developed a line of environmental facilities management software used by several industrial firms and federal government agencies. Immediately upon acquiring the assets of Con-Test, the Company instituted several cost-saving measures, including the elimination of certain employees and facilities, to improve Con-Test's operations and integrate it with the existing operations of the Company.

     Microbial Environment Services, Inc. - On January 4, 1995, ATC agreed to assume the service performance obligations under certain contracts of Microbial Environmental Services, Inc. ("MES"). MES was engaged in the business of remediation of contaminated soils and water utilizing enhanced naturally occurring biological processes. The services provided by MES also included assessment of contaminated properties, design of bio-remediation systems, management of bio-remediation projects and monitoring of compliance with clean up standards.

     R.E. Blattert and Associates - On January 13, 1995, ATC acquired certain assets and assumed certain specified liabilities of R.E. Blattert and Associates ("R.E. Blattert"). R.E. Blattert's main area of expertise was in groundwater resource management.

Common Stock Offering

Effective October 1995, the Company sold 1,970,000 shares of common stock at an offering price of $12.00 per share and received $21,554,461 net of underwriting and other related expenses. The Company used $5,500,000 to repay bank debt and will use the remainder to expand the Company's operations through acquisitions and internal growth and for general working capital purposes.

Merger of Aurora into ATC

     Effective June 29, 1995, ATC Environmental Inc. ("ATC") and its parent, Aurora Environmental Inc. ("Aurora"), were merged pursuant to an agreement approved by the majority of shareholders of each company, with ATC as the surviving corporation (the "Aurora Merger"). Prior to the Aurora Merger, Aurora was a holding company which owned approximately 57% of ATC's outstanding Common Stock and had substantially no other assets. Under the terms of the merger, each outstanding share of Aurora Common stock was exchanged for .545 shares of ATC Common Stock. ATC issued 3,341,356 shares of ATC Common Stock in exchange for 6,131,104 shares of Aurora's common stock, and issued options and warrants entitling the holders thereof to purchase up to
604,950 shares of ATC Common Stock upon exercise in replacement of previously outstanding options and warrants to purchase Aurora's common stock. ATC common shares held by Aurora of 3,258,000 were canceled. Actual common shares outstanding increased by 83,356 shares. As a result of the Aurora Merger, ATC utilized Aurora's net operating loss carryforward to reduce its taxable income and accordingly recorded a one-time reduction in income tax expense of approximately $350,000 ($.05 per share) in fiscal 1996.

Results of Operations

Fiscal Year Ended February 29, 1996 Compared with Fiscal Year Ended February 28, 1995
     Revenues in fiscal 1996 increased 24% to $44,964,897 compared with $36,271,557 in fiscal 1995. This increase was primarily attributable to the positive effect of acquisitions completed during the second half of fiscal 1995 and from the acquisition of the Hill Businesses in November 1995. Revenues attributable to operations resulting from these acquisitions totaled $12,034,346, or 26.8% of revenues, for fiscal 1996. During fiscal 1996, increased revenues from certain existing operations were offset by lower revenues from a significant customer due to delays in funding for certain projects and the completion of certain work for another significant customer. In addition, revenues of ATC's largest offices located in the Mid-Atlantic and New England regions were negatively impacted for the three months ended February 29, 1996, due to severe winter weather conditions experienced. Revenues in these regions, excluding revenues of the acquired Hill Businesses, declined $1,751,618 or 27.5% in the fourth quarter ended February 29, 1996 compared to the third quarter period ended November 30, 1995. In fiscal 1995, where normal seasonal changes were experienced, the decrease for the comparable period was less than 3%. The Hill Businesses were acquired just prior to the fourth quarter and were also adversely affected by these weather conditions.

     In fiscal 1996, ATC continued to penetrate its existing markets. Revenues in fiscal 1996 from ATC's branch offices having comparable operations in fiscal 1995, increased 2.6% to $32,930,551, compared with $32,095,387 in fiscal 1995. If revenues from certain large projects for two significant customers discussed below are eliminated in each period, ATC's revenues from existing branch offices having comparable operations would have increased 16.2% to $29,069,202 in fiscal 1996, compared with $25,022,792 in fiscal 1995.

     Revenues in fiscal 1996 earned directly from the New York City School Construction Authority ("NYCSCA") decreased 30.2% to $2,693,169, compared with $3,859,595 in fiscal 1995. As a percentage of revenues, revenues from the NYCSCA decreased to 6.0% in fiscal 1996, compared with 10.6% in fiscal 1995. During the first quarter of fiscal 1996, delays in the approval of the NYCSCA's program budget and funding requests for the New York City school construction and maintenance program resulted in diminished service levels in asbestos management consulting and testing services and, consequently, lower revenues to ATC under this program. The NYCSCA's construction and maintenance program is ongoing and is expected to continue over a period of years. ATC believes it has established a strong relationship with the NYCSCA and expects to continue to provide asbestos and other industrial hygiene services to the NYCSCA over the next several years; however, no assurance can be made regarding the amount of revenues, if any, that ATC will receive from the NYCSCA in the future once current projects are completed. ATC's revenues under programs such as this one are not predictable and will be dependent upon many factors such as the scope of work necessary at particular sites, budgeting constraints and the timing of projects.

     Revenues in fiscal 1996 from the Army Corps of Engineers (the "Corps") decreased 63.6% to $1,168,180, compared with $3,213,000 in fiscal 1995. As a percentage of revenues, revenues from the Corps decreased to 2.6% in fiscal 1996, compared with 8.9% in fiscal 1995. The Company's revenues from the Corps relates to certain asbestos management services and decreased due to the completion of the larger phases of the project during fiscal 1995. Revenues from the Corps are expected to continue through 1999 as part of the federal Base Realignment and Closure project. However, no assurance can be made as to the amount of revenues, if any, that ATC will receive from the Corps in the future once current projects are completed.

     Gross profit in fiscal 1996 increased 14.1% to $20,449,723, compared with $17,916,064 in fiscal 1995. Gross margin decreased to 45.5% in fiscal 1996, compared with 49.4% in fiscal 1995. ATC's gross margin decreased due to higher subcontract and project costs and gross profits were adversely impacted by the severe weather conditions experienced during the three months ended February 29, 1996. Gross profit as a percentage of revenues for the nine months ended November 30, 1995 was 47.9%. For the fourth quarter ended February 29, 1996, the gross profit decreased to $4,308,142 on revenues of $11,277,327 or 38.2%. Cost of revenues includes the Company's full-time professional field staff costs, depreciation of field and laboratory equipment, contract maintenance costs and other costs which are generally fixed. These costs did not decrease proportionately with the decrease in revenues. Additionally, gross margin for fiscal 1995 was higher due to the profitability level of several high margin projects.

     Operating expenses in fiscal 1996 increased 19.2% to $14,654,261 compared with $12,291,465 in fiscal 1995. Operating expenses decreased as a percentage of revenues to 32.6% in fiscal 1996, compared with
33.9% in fiscal 1995. The decrease in operating expenses as a percentage of revenue is the result of ATC's ability to service greater revenue levels without corresponding increases in fixed and administrative costs. Employee costs increased 18.0% to $7,413,551, or 16.5% of revenues, in fiscal 1996 compared with $6,284,726, or 17.3% of revenues, in fiscal 1995. These increases in employee costs were due to employees hired in connection with the expansion of ATC's operations. Other increases in operating expenses resulted from higher facility costs, travel and administrative expenses resulting from the growth in operations and increased employee levels. Additionally, in fiscal 1996, amortization of goodwill and intangibles increased to $437,254, compared with $212,320 in fiscal 1995, reflecting the additional goodwill amortization resulting from acquisitions.

     Operating income in fiscal 1996 increased 3.0% to $5,795,462, compared with $5,624,599 in fiscal 1995. Operating income as a percentage of revenues was 12.9% in fiscal 1996 and 15.5% in 1995.

      Non-operating expenses in fiscal 1996 decreased 61.6% to $124,464 compared with $324,079 in fiscal 1995. The decrease in non-operating expenses is primarily attributable to higher interest income earned on the net proceeds of the Common Stock Offering invested in short term investments.

     Income tax expense in fiscal 1996 was $1,805,000, compared with $2,044,000 in fiscal 1995. The income tax expense reflects a one-time benefit of $350,000 resulting from the merger of Aurora into ATC which allowed ATC to utilize Aurora's net operating loss carryforwards as offsets to its future taxable income. During fiscal 1996, excluding for the one-time tax benefit, and fiscal 1995, the Company's effective tax rates were 38.0% and 38.6%, respectively.

     As a result of the foregoing, net income in fiscal 1996 increased 18.7% to $3,865,998, or $.54 per share on a fully diluted basis, compared with $3,256,520 or $.56 per share on a fully diluted basis, in fiscal 1995. Excluding the impact of the one-time tax benefit of $350,000, net income and fully diluted earnings per share would have been $3,515,998 and $.49, respectively, for fiscal 1996. The fully diluted weighted average number of shares outstanding increased 1,331,183 shares to 7,181,416 shares primarily due to an increase in shares issued from the Common Stock Offering, additional shares, options and warrants outstanding as a result of the Aurora Merger effective June 29, 1995, the exercise of Class B warrants and the issuance of shares in connection with the acquisition of Con-Test. Net income as a percentage of revenues was 8.6% in fiscal 1996, compared with 9.0% in fiscal 1995.

Fiscal Year Ended February 28, 1995 Compared with Fiscal Year Ended February 28, 1994
      Revenues in fiscal 1995 increased 36.0% to $36,271,557, compared with $26,664,385 in fiscal 1994. This increase was attributable to increased revenues in ATC's existing branches and the positive effect of acquisitions.

       Revenues in fiscal 1995 from ATC's branch offices having comparable operations in fiscal 1994 increased 13.2% to $20,340,764, compared with $17,965,654 in fiscal 1994.

      Revenues in fiscal 1995 from operations resulting from the acquisition of assets of BSE Management, Inc. ("BSE") effective as of April 30, 1993 increased 42.8% to $11,754,623, compared with $8,230,000 in fiscal 1994. Of these revenue amounts, $3,213,000 and $1,560,000 for fiscal 1995 and fiscal 1994, respectively, were from the Corps for asbestos management services. The fiscal 1995 data reflects 12 months of operations from BSE while the fiscal 1994 data reflects only 10 months of such operations.

     Revenues from operations resulting from the acquisitions of assets of Con-Test, MES, and R. E. Blattert, contributed $4,176,170 in fiscal 1995. In fiscal 1994, revenues of $468,731 and a net loss of ($109,846) were contributed by former branch offices of Bio/West, Inc. ("Bio/West"). The Company entered into an agreement to acquire Bio/West on June 10, 1992; however, the acquisition transaction was rescinded effective as of May 31, 1993.

      During fiscal 1995, ATC's revenues benefited from asbestos management consulting and testing services provided to the NYCSCA as part of its New York City school construction and maintenance program. Revenues in fiscal 1995 from the NYCSCA increased 14.2% to $3,859,595, compared with $3,379,100 in fiscal 1994. As a percentage of revenues, revenues from the NYSCA decreased to 10.6% in fiscal 1995, compared with 12.7% in fiscal 1994.

      Gross profit in fiscal 1995 increased 45.7% to $17,916,064, compared with $12,294,424 in fiscal 1994. Similarly, gross margin increased to 49.4% in fiscal 1995, compared with 46.1% in fiscal 1994. During fiscal 1995, ATC's margins improved due to labor force efficiencies which were due in part to the Con-Test acquisition, the acquisition of certain assets of BSE and the integration of certain operations with ATC's existing operations.

      Operating expenses in fiscal 1995 increased 35.5% to $12,291,465, compared with $9,067,881 in fiscal 1994. Operating expenses remained almost constant as a percentage of revenues at 33.9% and 34.0% during fiscal 1995 and fiscal 1994, respectively. Employee costs increased 36.6% to $6,284,627, or 17.3% of revenues, in fiscal 1995, compared with $4,559,951, or 17.3% of revenues, in fiscal 1994. Other increases in operating expenses resulted from higher depreciation, equipment and supply costs and travel expenses resulting from the growth in operations and increased employee levels. Additionally, amortization of goodwill and intangibles increased to $212,320 in fiscal 1995 from $37,716 in fiscal 1994, reflecting the additional goodwill amortization resulting from acquisitions. Facility costs as a percentage of revenues in fiscal 1995 were 5.0%, compared with 6.0% in fiscal 1994.

      Operating income in fiscal 1995 increased 74.3% to $5,624,599, compared with $3,226,543 in fiscal 1994. Operating income increased as a percentage of revenues to 15.5% in fiscal 1995, compared with 12.1% in fiscal 1994.

       Non-operating expenses in fiscal 1995 increased 116.8% to $324,079, compared with $149,495 in fiscal 1994. The increase in non-operating expenses is primarily attributable to higher interest expenses due to increased borrowings and expenses of approximately $83,000 related to the Aurora Merger.

      Income tax expense in fiscal 1995 was $2,044,000, compared with $1,210,000 in fiscal 1994. The Company's effective tax rates in fiscal 1995 and fiscal 1994 were 38.6% and 39.3% respectively.

      As a result of the foregoing, net income in fiscal 1995 was $3,256,520, or $.56 per share on a fully diluted basis, compared with $1,867,048, or $.35 per share on a fully diluted basis, in fiscal 1994. The fully diluted weighted average number of shares outstanding increased 453,860 shares to 5,850,233 shares primarily due to the exercise of the Class B Warrants. Net income in fiscal 1995 increased as a percentage of revenues to 9.0% compared with 7.0% in fiscal 1994.

Liquidity and Capital Resources

      At February 29, 1996, working capital was $24,977,316 compared to $8,113,738 at February 28, 1995, an increase of $16,863,578. This increase in working capital is primarily a result of the net proceeds of the Common Stock Offering after repayment of outstanding bank debt and ATC's acquisitions of current assets and operations of the Hill Businesses and AGI, increases in billed and unbilled receivables, an increase in prepaid expenses and the reduction of current liabilities using long-term borrowings under the Company's prior credit facility with the Atlantic Bank of New York ("Atlantic").

     During fiscal 1996, net cash flows used in operating activities were $842,642, primarily due to income generated from operations offset by an increase in billed and unbilled receivables. Net cash flows used in investing activities were $4,586,939, resulting from the acquisitions of the Hill Businesses, AGI, Con-Test and R.E. Blattert, additional contingent purchase obligations in connection with the BSE and R.E. Blattert acquisitions and purchases of property and equipment. Net cash flows provided by financing activities were $17,521,162, primarily representing the net offering proceeds of the Common Stock Offering plus the proceeds from a $2,585,125 increase in debt, primarily bank debt under the Company's prior credit facilities, less payments made on long-term debt and notes payable of $6,663,581.

     During   fiscal  1995,  net  cash  flows  provided  by   operating
activities were $3,030,703. Net cash flows used in investing activities were $4,099,812, consisting primarily of the purchase of certain assets of BSE, Con-Test and MES, and property and equipment. Also during this period, net cash flows provided by financing activities were $1,052,082, primarily from the exercise of ATC's Class B Warrants and borrowing under the Company's prior revolving credit facility with Atlantic. These sources of cash were reduced by principal debt repayments, including payments of $1,961,000 with respect to bank debt assumed in connection with the Con-Test and R.E. Blattert acquisitions.

      During fiscal 1994, net cash flows used in operating activities were $28,653. Net cash flows used in investing activities were $1,476,300, primarily to purchase certain assets of BSE and property and equipment. These uses of cash were partially offset by cash received related to the rescission of the Bio/West purchase agreement. Net cash flows provided by financing activities were $1,835,002, resulting from the proceeds of notes payable and long-term debt, partially offset by the principal payments on long-term debt, including capital lease obligations of $1,174,756.

      In May 1996, the Company entered into a bridge credit facility with Chemical Bank and Atlantic providing up to $20,000,000 to provide funds necessary for the ATEC and 3D acquisitions and short-term working capital requirements. The Company borrowed approximately $14,025,000 in connection with the ATEC and 3D acquisitions. The Company expects to complete a longer term agreement with the banks prior to the maturity date of the bridge facility in September 1996. Prior to the bridge facility, the Company had a revolving credit facility for up to $5,500,000 with Atlantic which was repaid using proceeds from the Common Stock Offering. Management of the Company believes the credit facility and its working capital are adequate to fund current operations including the recent acquisitions and its payment obligations thereunder.

      The Company may seek to obtain additional public or private equity financing in the future in order to reduce debt and provide funds for future acquisitions, however no assurance can be given as to the Company's ability to obtain funds on acceptable terms and conditions.

Item 8.  Financial Statements and Supplementary Data.

      The information required by Item 8 and an index thereto, appears on page F-1 of this Annual Report, which follows this page.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     Not applicable

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED FEBRUARY 29, 1996

                                                               Page

INDEPENDENT AUDITORS' REPORT                                   F-2

FINANCIAL STATEMENTS:
     Consolidated Balance Sheets
       February 28 (29), 1995 and 1996                         F-3

     Consolidated Statements of Operations
       Years Ended February 28 (29), 1994, 1995, and 1996      F-4

     Consolidated Statements of Stockholders' Equity
       Years Ended February 28 (29), 1994, 1995,  and 1996     F-5

     Consolidated Statements of Cash Flows
        Years Ended February 28 (29), 1994, 1995, and 1996     F-6

     Notes to Consolidated Financial Statements                F-7



     All financial statement schedules are omitted because they are not applicable, not required, or because the required information is included elsewhere herein.

INDEPENDENT AUDITORS' REPORT


Stockholders and Board of Directors
ATC Environmental Inc. and Subsidiaries


      We have audited the accompanying consolidated balance sheets of ATC Environmental Inc. and subsidiaries as of February 28, 1995 and February 29, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ATC
Environmental Inc. and subsidiaries as of February 28, 1995 and February 29, 1996 and the results of their operations and their cash flows for each of the three years in the period ended February 29, 1996, in conformity with generally accepted accounting principles.






DELOITTE & TOUCHE LLP


Omaha, Nebraska
May 6, 1996
(May 28, 1996, as to Note M)

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
FEBRUARY 28 (29),  1995 AND 1996

                                                       1995          1996
ASSETS
- ------
  CURRENT ASSETS:
     Cash and cash equivalents.................. $   1,377,862   $ 13,469,443
     Trade accounts receivable, less allowance
       for doubtful accounts ($535,886 in 1995
       and $383,220 in 1996) (Note K)...........    11,859,991     14,161,774
     Costs in excess of billings on uncompleted.
       contracts                                       447,000      2,333,835
     Prepaid expenses and other current assets..       431,791        906,289
     Deferred income taxes (Note H)                    132,700        440,600
                                                  ------------   ------------
              Total current assets..............    14,249,344     31,311,941

  PROPERTY AND EQUIPMENT, Net (Note C)..........     3,151,286      3,606,755

  GOODWILL, net of accumulated amortization
      ($137,470 in 1995 and $453,646 in 1996)
        (Note B)................................     7,166,998     11,375,399
  COVENANTS NOT TO COMPETE, net of accumulated
    amortization ($137,021 in 1995 and $258,099
    in 1996) (Note B)...........................       317,979        274,401

   OTHER ASSETS.................................       123,615        116,104
                                                  ------------   ------------
                                                  $ 25,009,222   $ 46,684,600
                                                  ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
  CURRENT LIABILITIES:
     Short-term debt (Note D)...................  $     88,720   $  1,122,552
     Current maturities of long-term debt (Note D)     840,907        354,858
     Accounts payable...........................     1,963,484      2,231,175
     Income taxes payable (Note H)..............       128,250         42,500
     Due to related company (Note J)............        39,969              -
     Accrued compensation.......................     2,053,797      1,421,330
     Other accrued expenses.....................     1,020,479      1,162,210
                                                  ------------   ------------
              Total current liabilities.........     6,135,606      6,334,625

  LONG-TERM DEBT, less current maturities (Note D)   3,892,766        361,944
  OTHER LIABILITIES  (Note E)...................     1,087,056        598,817
  DEFERRED INCOME TAXES (Note H)................        80,600        196,800
                                                  ------------   ------------
              Total liabilities                     11,196,028      7,492,186
                                                  ------------   ------------

  COMMITMENTS AND CONTINGENCIES (Notes B and E)

  STOCKHOLDERS' EQUITY (Notes B, F, and G):
     Common stock, par value $.01 per share;
       authorized 20,000,000 shares; issued
       and outstanding 5,738,018 shares in 1995
       and 7,796,577 in 1996....................        57,380         77,966
     Additional paid-in capital.................     7,484,453     29,030,189
     Notes receivable - common stock............      (15,000)       (45,000)
     Retained earnings..........................     6,286,361     10,129,259
                                                  ------------   ------------
              Total stockholders' equity........    13,813,194     39,192,414
                                                  ------------   ------------
                                                  $ 25,009,222   $ 46,684,600
                                                  ============   ============

See notes to consolidated financial statements.

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS
 YEARS ENDED FEBRUARY 28 (29),  1994, 1995, AND 1996

                                     1994          1995          1996

REVENUES............................ $ 26,664,385  $ 36,271,557  $ 44,964,897

COST OF REVENUES....................   14,369,961    18,355,493    24,515,174
                                     ------------  ------------  ------------
            Gross Profit............   12,294,424    17,916,064    20,449,723
                                     ------------  ------------  ------------
OPERATING EXPENSES:
   Selling..........................      784,795     1,105,937     1,513,222
   General and administrative.......    8,140,069    10,996,709    12,850,874
   Provision for bad debts..........      143,017       188,819       290,165
                                     ------------  ------------  ------------
                                        9,067,881     12,291,46    14,654,261

         Operating Income...........    3,226,543     5,624,599     5,795,462

NON-OPERATING EXPENSE (INCOME):
   Interest expense.................      185,494       285,570       376,621
   Interest income..................      (45,361)      (34,073)     (272,463)
   Other expense, net...............        9,362        72,582        20,306
                                     ------------  ------------  ------------
                                          149,495       324,079       124,464
                                     ------------  ------------  ------------

          Income before income taxes    3,077,048     5,300,520     5,670,998

INCOME TAX EXPENSE..................    1,210,000     2,044,000     1,805,000
                                     ------------  ------------  ------------

NET INCOME.......................... $  1,867,048  $  3,256,520  $  3,865,998
                                     ============  ============  ============

EARNINGS PER COMMON SHARE AND
   DILUTIVE COMMON EQUIVALENT SHARE:
     Primary........................ $        .35  $        .57  $        .54
                                     ============  ============  ============
     Fully diluted.................. $        .35  $        .56  $        .54
                                     ============  ============  ============

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING:
     Primary........................    5,376,921     5,753,856     7,181,416
                                     ============  ============  ============
     Fully diluted..................    5,396,373     5,850,233     7,181,416
                                     ============  ============  ============

See notes to consolidated financial statements.

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED FEBRUARY 28 (29),  1994, 1995, AND 1996
                                                                   Notes
                                                       Additional  Receivble
                                 Common    Stock       Paid in     Common      Retained
                               Share       Amount      Capital     Stock       Earnigs     Total
                               ----------- ----------- ----------- ----------- ----------- -----------
BALANCE, February 28, 1993.... $ 5,292,752 $    52,928 $ 4,631,430 $   (34,250)$ 1,162,793 $ 5,812,901
  Sale of common stock at $1.87
    to $4.31 per share, upon
    exercise of options.......       5,600          56      16,090           -           -      16,146
  Issuance of common shares in
    connection with the
    purchase of BSE Management,
    Inc........................      5,000          50      29,650           -           -      29,700
  Adjustment to tax benefit
    from exercise of common
    stock options (Note H).....          -           -     (40,927)          -           -     (40,927)
  Continuing registration costs
    applied against additional
    paid-in capital............          -           -     (25,383)          -           -     (25,383)
  Net income...................          -           -           -           _   1,867,048   1,867,048
                               ----------- ----------- ----------- ----------- ----------- -----------

BALANCE, February 28, 1994.....  5,303,352      53,034   4,610,860     (34,250)  3,029,841   7,659,485
  Sale of common stock at $1.87
    to $5.00 per share,upon
    exercise of options........     16,980         170      51,354           -           -      51,524
  Sale of common stock at $8.00
    per share, upon exercise of
    Class B common stock
    purchase warrants..........    284,803       2,848   2,275,576           -           -   2,278,424
  Issuance of common shares in
    connection with the
    purchase of Con-Test, Inc..    116,556       1,165     491,740           -           -     492,905
  Issuance of common shares in
    connection with the
    purchase of R.E. Blattert
    & Associates...............     16,327         163     112,340           -           -     112,503
  Continuing registration
    costs applied against
    additional paid-in capital.          -           -     (57,417)          -           -     (57,417)
  Reduction of notes receivable          -           -           -      19,250           -      19,250
  Net income...................          -           -           -           -   3,256,520   3,256,520
                               ----------- ----------- ----------- ----------- ----------- -----------
BALANCE, February 28, 1995.....  5,738,018      57,380   7,484,453     (15,000)  6,286,361  13,813,194

  Issuance of common stock in
    public offering at $12.00
    per share, less expenses...  1,970,000      19,700  21,534,761           -           -  21,554,461
  Sale of common stock at $1.83
    to $10.50 per share, upon
    exercise of stock options
    and warrants...............     39,613         396     100,223           -           -     100,619
  Net issuance of common stock
    and adjustments in
    connection with the merger
    of Aurora Environmental
    Inc. into ATC  (Note B)....     83,356         834      60,283     (30,000)          -      31,117
  Common stock recovered in
    connection with the
    Con-Test, Inc.
    acquisition (Note B).......    (33,130)       (331)   (139,682)          -           -    (140,013)
   Other capital transactions       (1,280)        (13)     (9,849)          -     (23,100)    (32,962)
   Net income..................          -           -           -           -   3,865,998   3,865,998
                               ----------- ----------- ----------- ----------- ----------- -----------
BALANCE, February 29, 1996.....  7,796,577 $    77,966 $29,030,189 $   (45,000)$10,129,259 $39,192,414
                               =========== =========== =========== =========== =========== ===========


See notes to consolidated financial statements.

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED FEBRUARY 28 (29),  1994, 1995, AND 1996
                                           1994         1995         1996
                                       ------------ -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income........................  $ 1,867,048 $ 3,256,520  $ 3,865,998
    Adjustments to reconcile net
      income to net cash from operating
      activities:
          Depreciation and leasehold
            amortization..............      648,473     707,318      776,917
          Amortization of goodwill
            and covenants.............       37,716     212,320      437,254
            Provision for bad debts...      143,017     188,819      290,165
            Deferred income taxes.....      (12,000)     23,500     (191,700)
            Other.....................            -     (57,258)    (132,700)
            Changes in operating
              assets and liabilities,
              net of amounts acquired
              in acquisitions:
                Accounts and notes
                  receivable..........   (4,754,874)   (348,459)  (4,168,658)
                Prepaid expenses and
                  other assets........     (168,443)    (22,269)    (434,890)
                Accounts payable and
                  other liabilities...    1,068,171      72,615   (1,199,278)
                Income taxes payable..    1,142,239  (1,002,403)     (85,750)
                                       ------------ -----------  -----------
                  Net cash flows
                    from operating
                    activities........      (28,653)  3,030,703     (842,642)
                                       ------------ -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Hill Businesses.......            -           -   (2,517,949)
    Purchase of Applied Geosciences,Inc           -           -     (589,060)
    Purchase of Con-Test, Inc.,
      net of cash acquired............            -  (2,230,551)    (169,038)
    Purchase of BSE Management, Inc...   (1,030,285)   (887,325)    (207,990)
    Purchase of Microbial Environmental
      Services, Inc....................           -    (250,000)     (45,307)
    Purchase of R.E. Blattert &
      Associates, net of cash acquired.           -      (9,541)    (134,376)
    Rescission of Bio/West, Inc........     283,722           -            -
    Purchase of property and equipment.    (730,737)   (756,444)    (946,206)
    Proceeds from sale of property
      and equipment....................       1,000      34,049       22,987
                                       ------------ -----------  -----------
          Net cash flows from
            investing activities.......  (1,476,300) (4,099,812)  (4,586,939)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common
      stock, net of expenses...........      16,146   2,329,948   21,655,080
    Proceeds from issuance of long-term
      debt.............................   3,018,995   1,580,318    2,585,125
    Principal payments on long-term
      debt, including capital lease
      obligations......................  (1,174,756) (2,800,767)  (6,663,581)
    Other capital transactions.........           -           -      (55,462)
    Payments for continuing
      registration costs...............     (25,383)    (57,417)           -
                                       ------------ -----------  -----------
          Net cash flows from financing
            activities.................   1,835,002   1,052,082   17,521,162
                                       ------------ -----------  -----------
          Net change in cash and cash
            equivalents................     330,049     (17,027)  12,091,581

CASH AND CASH EQUIVALENTS,
  Beginning of year....................   1,064,840   1,394,889    1,377,862
                                       ------------ -----------  -----------
CASH AND CASH EQUIVALENTS,
  End of year.......................    $ 1,394,889 $ 1,377,862  $13,469,443
                                       ============ ===========  ===========

See notes to consolidated financial statements.

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 28 (29),  1994, 1995, AND 1996

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Principals of Consolidation - The consolidated financial statements include the accounts of ATC Environmental Inc. and its wholly-owned subsidiaries ATC New England Corp., ATC Blattert Inc., Hygeia Proscience Laboratories, Inc. and ATC Management, Inc. All significant inter-company accounts and transactions have been eliminated.

      Nature of Business - ATC Environmental Inc. and its subsidiaries ("ATC" or the "Company") are environmental consulting firms providing assessment, monitoring, training, analytical and management services for environmental projects. These services are provided nation-wide through a network of regional offices. Because the Company conducts its operations in a single industry, segment information is not presented.

     Revenue Recognition - The Company generally contracts for services to customers on the basis of a fixed fee per procedure or services performed. Revenue is recognized as services are performed in accordance with the terms of the contract.

      Costs In Excess of Billings on Uncompleted Contracts - Costs in excess of billings on uncompleted contracts represent unbilled services and reimbursable expenses associated with ongoing projects.

      Significant Customer - In fiscal 1996, revenues from a single customer comprised approximately 6.0% of total revenues. In fiscal 1995 and 1994, revenues from this customer comprised approximately 10.6% and 12.7% of total revenues, respectively.

      Property and Equipment - Property and equipment are carried at cost. Depreciation is computed on either the straight-line or declining balance method over the estimated useful lives of the assets, as follows:

     Office equipment                                     5 years
     Transportation equipment                           4-5 years
     Laboratory and field equipment                     5-7 years
     Leasehold improvements                     life of the lease

      Amortization of Intangible Assets - Goodwill associated with acquisitions is being amortized on a straight-line basis over a 30 year period. The carrying value of goodwill is periodically evaluated on the basis of management's estimates of future undiscounted operating income associated with the acquired business. When the carrying amount of goodwill is determined not to be recoverable by management, the associated asset is written off. At February 28, 1996, no such impairment existed. The covenants not to compete are being amortized over the terms of the agreements, which are 3 to 5 year periods.

      On March 1, 1996, the Company intends to adopt Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Management anticipates that the adoption of SFAS 121 will not have a significant effect on the Company's financial statements.

      Income Taxes - The liability method is used to measure deferred tax assets and liabilities in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, based on temporary differences between financial and taxable income existing at each balance sheet date using enacted tax rates. ATC and its wholly-owned subsidiaries file a consolidated income tax return.

       Continuing Registration Costs - Costs associated with the registration and issuance of equity are charged against additional paid-
in  capital  as  incurred.   These costs generally  include  legal  and
accounting   fees,  printing  costs  and  other  direct   expenses   of
registration statement filings.

      Credit Risk and Financial Instruments - Financial instruments which potentially subject the Company to concentrations of credit risk are primarily temporary investments and accounts receivable. The Company places its temporary investments in highly rated financial institutions and investment grade short-term debt instruments.

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers, the proportion of receivables from governmental entities, generally short payment terms and dispersion across geographic areas.

     Earnings Per Common Share and Dilutive Common Equivalent Share - Earnings per common share and dilutive common equivalent share have been computed by using the weighted average number of shares outstanding during the year. Outstanding dilutive stock warrants and stock options are included in the computation of weighted average number of shares.

      On March 1, 1996, the Company intends to adopt the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation. Management anticipates that adoption of SFAS 123 will not have a material adverse effect on the Company's financial statements.

      Cash and Cash Equivalents - For purposes of reporting cash flows, the Company considers all commercial paper, money market funds and certificates of deposit purchased with a maturity of three months or less at acquisition to be cash equivalents.

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Reclassifications - Certain reclassifications have been made to the prior years' financial statements to conform to the current year's presentation.

B.   BUSINESS ACQUISITIONS AND MERGER

      Business Acquisitions - The following acquisitions have been accounted for as purchases. The acquired company's assets and liabilities are included in the accompanying consolidated balance sheets at fair value at the date of purchase. The acquired company's operations subsequent to the acquisition are included in the accompanying consolidated statements of operations.

Fiscal 1996
     Hill Businesses - In November 1995, ATC purchased certain assets and assumed certain liabilities of Kaselaan & D'Angelo Associates, Inc., Hill Environmental, Inc. (formerly the environmental division of Gibbs & Hill, Inc.) and Particle Diagnostics, Inc., wholly owned subsidiaries of Hill International, Inc. (collectively the "Hill Businesses").

     The Hill Businesses provide environmental consulting and engineering services, including asbestos management, industrial hygiene and indoor air quality consulting, environmental auditing and permitting, environmental regulatory compliance, water and wastewater engineering, solid waste landfill management and analytical laboratory services. The purchase price was comprised of the following consideration.

     Amounts paid to seller:
       Cash.........................................  $ 2,517,949
       Letter of credit, net of imputed interest, due
         April 30, 1996 (Note E)....................      700,000
       Note payable at 8.75% interest, due
         April 30, 1996 (Note E)....................      300,000
     Liabilities assumed............................      414,544
     Direct expenses related to acquisition.........      263,475
                                                      -----------
                                                      $ 4,195,968
                                                      ===========

      In addition, the Company issued to certain selling shareholders, 50,000 stock options to purchase restricted common stock at $13.875 per share as consideration for non compete agreements.

     The initial purchase price allocation is summarized as follows:

 Costs in excess of billings on uncompleted contracts,
   net of unrealizable amounts........................  $   620,000
 Property and equipment...............................      175,000
 Covenants not to compete.............................       37,500
 Other assets.........................................       30,572
 Goodwill.............................................    3,332,896
                                                        -----------
                                                        $ 4,195,968
                                                        ===========                      ===========

     The Company is contingently liable to reimburse up to $150,000 of certain facility lease costs if incurred by Hill International, Inc.

     Applied Geosciences Inc. - Effective February 29, 1996, ATC purchased certain assets and assumed certain liabilities of Applied
Geosciences, Inc. ("AGI"), a California based environmental consulting company having offices in San Diego, Tustin and San Jose, California.
The purchase price was comprised of the following consideration:


  Cash to
  seller...................................................... $147,546
  Cash to secured creditors of seller.........................  441,514
  Liabilities assumed.........................................  225,538
  Direct expenses related to acquisition .....................   31,246
                                                               --------
                                                               $845,844
                                                               ========
     In addition, AGI will receive contingent consideration of up to
$190,000 subject to actual collections of the purchased trade receivables in excess of a minimum amount established under the agreements.

     The initial purchase price allocation is summarized as follows:

  Accounts receivable, net...................................  $474,973
  Property and equipment.....................................   115,060
  Covenants not to compete...................................    30,000
  Goodwill...................................................   225,811
                                                               --------
                                                               $845,844
                                                               ========
Fiscal 1995
      Con-Test,  Inc. - On October 1, 1994, ATC acquired  substantially all  of  the  assets and liabilities of Con-Test, Inc. ("Con-Test"),  a
Massachusetts  based  environmental consulting  company  having  branch
offices  in  the  New England states, New York and  Pennsylvania.   The
seller  guaranteed  the  net  receivables purchased  resulting  in  the
Company  reacquiring 33,130 shares of its restricted  common  stock  in
fiscal  1996   The purchase price, net of adjustments  to  reflect  the
shares  reacquired under the guarantee, was comprised of the  following consideration:

  Amounts paid to seller:
    Cash..................................................... $2,100,000
    Note payable.............................................    535,000
    ATC restricted common stock..............................    352,892
  Liabilities assumed:
    Current Liabilities......................................  2,077,503
    Non-current liabilities..................................    478,027
    Notes payable............................................  1,981,982
  Direct expenses related to acquisition.....................    131,910
                                                              ----------
                                                              $7,657,314
                                                              ==========

  The final purchase price allocation is summarized as follows:

  Accounts receivable, net .................................. $2,154,333
  Property and equipment.....................................    633,945
  Other asset................................................     13,359
  Convenant not to compete...................................    100,000
  Goodwill...................................................  4,755,677
                                                              ----------
                                                              $7,657,314
                                                              ==========

      R.E.  Blattert & Associates - On January 13, 1995,  ATC  acquired substantially  all  of the assets and liabilities of  R.E.  Blattert  &
Associates  ("R.E. Blattert"), an environmental consulting firm  having geologic,  environmental engineering and water resource expertise  with offices  in  Indiana  and  Iowa.  In addition, the  purchase  agreement provides for the seller to receive additional purchase consideration up to  a  maximum  of $850,000 over a four-year period based on  achieving agreed  upon  earnings  targets.  These  contingent  payments  will  be recorded  as  goodwill if subsequently earned.  At February  29,  1996,
$100,000  of  additional purchase consideration had been  earned.   The
purchase price was comprised of the following consideration:

  Amounts paid to seller:
    ATC restricted common stock.............................. $  112,503
    Contingent consideration earned to date..................    100,000
  Liabilities assumed:
    Current liabilities......................................    527,861
    Notes payable............................................    384,870
  Direct expenses related to acquisition.....................     23,209
                                                              ----------
                                                              $1,148,443
                                                              ==========

  The final purchase price allocation is summarized as follows:

  Accounts receivable, net................................... $  378,663
  Property and equipment.....................................     99,030
  Other assets...............................................     14,269
  Covenant not to compete....................................     80,000
  Goodwill...................................................    576,481
                                                              ----------
                                                              $1,148,443
                                                              ==========

      Microbial Environmental Services, Inc. - On January 4, 1995,  ATC
acquired  certain operations of Microbial Environmental Services,  Inc.
("MES").   ATC  agreed to assume service performance obligations  under certain  contracts and a lease obligation of MES and MES  assigned  its accounts  receivable to ATC.  ATC additionally purchased certain  field and  laboratory  equipment  from MES and paid  a  finder's  fee  to  an
unrelated  party.   The purchase price was comprised of  the  following
consideration:

  Note payable to seller..................................... $  100,000
  Liabilities assumed:
    Current liabilities......................................     45,307
    Non-current liabilities..................................    812,208
    Cash paid for finder's fee...............................    250,000
    Note payable for finder's fee............................    200,000
                                                              ----------
                                                              $1,407,515
                                                              ==========

  The final purchase price allocation is summarized as follows:

  Accounts receivable, net................................... $  812,208
  Property and equipment.....................................    100,000
  Goodwill...................................................    495,307
                                                              ----------
                                                              $1,407,515
                                                              ==========

Fiscal 1994
      BSE  Management, Inc. - On April, 30, 1993, ATC acquired  certain assets  and  liabilities of BSE Management, Inc. ("BSE"), a  California based  environmental  consulting  holding  company  and  those  of  its
subsidiaries,   Diagnostic  Environmental  Inc.,  Hygeia  Environmental
Laboratories and The Environmental Institute Inc.  The acquisition  was accomplished  by  purchasing certain BSE assets at a foreclosure  sale, acquiring  certain  BSE unsecured debt from its holder,  entering  into consulting  and  employment contracts and non-compete  agreements  with certain  key BSE employees, and assuming specified liabilities of  BSE.
The  purchase  agreement provided for additional purchase consideration contingent upon future cash receipts of the ongoing business over  five
years.   These  contingent payments totaled $1,355,165  and  have  been
fully  earned  and  recorded  as  goodwill.   The  purchase  price  was
comprised of the following consideration:

  Amounts paid to stockholders and secured parties:
    Cash to stockholders.....................................  $ 400,000
    Cash to secured party....................................    169,670
    Contingent consideration.................................  1,355,165
  Issuance of note payable to financial institution..........    355,840
  Issuance of common stock to financial institution..........     29,700
  Liabilities assumed and other cash payments................    193,335
  Direct expenses related to acquisition.....................    142,442
                                                              ----------
                                                              $2,646,152
                                                              ==========

  The final purchase price allocation is summarized as follows:

  Property and equipment.....................................   $103,670
  Other non-current assets...................................     53,000
  Covenant not to compete....................................    150,000
  Goodwill...................................................  2,339,482
                                                              ----------
                                                              $2,646,152
                                                              ==========

     Bio/West, Inc. - On June 10, 1992, ATC signed a purchase agreement for  100% of the issued and outstanding common stock of Bio/West,  Inc.
("Bio/West"),  a  privately  held environmental  consulting  firm.   On
October 14, 1993, because of certain disputes which arose subsequent to the  purchase,  the  Company and the former  stockholders  of  Bio/West entered  into an agreement for restitution following rescission,  which provided  for an orderly rescission of the purchase.  ATC also  entered into  a  separate non-compete agreement with Bio/West requiring ATC  to pay a total of $137,000 to Bio/West over three years.

     The accompanying consolidated statements of operations reflect the results of Bio/West's operations through May 31, 1993, the effective date of the rescission. The results of operations of Bio/West included in the fiscal 1994 consolidated financial statements were revenues of $486,731 and a net loss of ($109,846).

      Aurora  Environmental Inc. Merger - Effective June 29, 1995,  ATC
and Aurora merged, with ATC as the surviving corporation. ATC exchanged
 .545  of  a  share of ATC common stock for each share of Aurora  stock.
ATC  common  shares  held by Aurora of 3,258,000  were  canceled.   The
merger  has  been  accounted for in a manner similar to  a  pooling  of
interests.   Under  this  method  of accounting,  recorded  assets  and liabilities  of  Aurora  were combined with  ATC  and  the  results  of operations  of  ATC  and Aurora were combined on the  date  the  merger became effective.  As a result of the merger, ATC utilized Aurora's net operating loss carryforward, which was $970,000 as of the date  of  the
merger.   In  addition, ATC's liability to Aurora was canceled  at  the merger date.

      Pro  Forma  Financial Information (Unaudited)  -   The  following
unaudited pro forma information sets forth the results of operations of
ATC as though the purchases of the Hill Businesses and Con-Test and the merger of Aurora had occurred at March 1, 1994, the beginning of fiscal
1995.

                                                       PRO FORMA
                                                Year Ended February 28 (29),
                                                  1995         1996
         Revenues................................ $52,879,942  $55,026,450
         Net income..............................   3,572,053    4,659,755
         Earnings per share (fully diluted)...... $       .56  $       .63

C.  PROPERTY AND EQUIPMENT

     Property and equipment as of February 28 (29) consists of:
                                                    1995         1996

     Office equipment                               $  2,086,889 $  2,645,325
     Laboratory and field equipment                    3,007,651    3,528,410
     Transportation equipment                            223,397      267,304
     Leasehold improvements                              537,698      633,595
                                                    ------------ ------------
                                                       5,855,635    7,074,634
     Less accumulated depreciation                     2,704,349    3,467,879
                                                    ------------ ------------
     Property and equipment, net                    $  3,151,286 $  3,606,755
                                                    ============ ============

      Included above are property and equipment under capital leases with a net book value at February 28, 1995 and February 29, 1996 of $103,514 and $42,182, respectively.

D.  DEBT AND CREDIT AGREEMENTS

      Short Term Debt - At February 28 (29), 1995 and 1996, the Company has short-term notes payable of $88,720 and $1,122,552 respectively, with interest rates of 6.7% to 8.75%. Included in the February 29, 1996 balance is a 8.75%, $300,000 note payable and a $700,000 letter of credit, net of imputed interest at 8.75%, issued in connection with the Company's purchase of the Hill Businesses. The note and letter of credit are due April 30, 1996.

  Long-Term Debt - Long term debt as of February 28 (29) consists of:
                                                  1995          1996
  8.5% Note payable issued in connection with
    the purchase of Con-Test, payable in three
    annual installments commencing September 30,
    1995. Interest is payable quarterly........   $   535,000   $ 356,667

  Notes payable issued in connection with the
    purchase of MES, with a fixed interest rate
    of 8%, payable in monthly and quarterly
    installments through February, 1998........       300,000     147,619

  Notes payable, due in three annual
    installments through May 1998. Interest
    payable at the prime rate, (8.25% at
    February 29, 1996).........................             -     123,121

  Capitalized lease obligations with implicit
    interest rates ranging from 9% to 14% due
    in monthly installments at various dates
    through July, 1999.........................       129,748      66,947

  Vehicle loans with interest rates ranging
    from 7.25% to 12.4% due in monthly
    installments at various dates through 1999.        76,531      22,448

  Borrowing from bank under prior revolving
    credit facility, repaid in fiscal 1996.....     3,075,000           -

  Note payable to bank, repaid in fiscal 1996..       233,480           -

  Notes payable assumed in connection with
    purchase of R.E. Blattert, repaid in
    fiscal 1996.................................      204,559           -

  7.0% Note payable issued in connection with
    the purchase of BSE, repaid in fiscal 1996..      179,355           -
                                                   ----------   ---------
                                                    4,733,673     716,802
    Less current maturities.....................      840,907     354,858
                                                   ----------   ---------
    Long-term debt, less current maturities.....   $3,892,766    $361,944
                                                   ==========   =========

     The notes payable are collateralized by the assets acquired in the associated business acquisitions.

     Aggregate maturities of long-term debt including capitalized lease obligations as of February 29, 1996 are as follows:

             NET          LESS
             MINIMUM      PORTION       PORTION
             LEASE        REPRESENTING  REPRESENTING  NOTES       TOTAL
             PAYMENTS     INTEREST      PRINCIPAL     PAYABLE     DEBT
1997         $  22,875    $    5,386    $  17,489     $ 337,369   $ 354,858
1998            22,875         3,719       19,156       286,340     305,496
1999            22,875         1,892       20,983        26,146      47,129
2000             9,532           213        9,319             -       9,319
2001                 -             -            -             -           -
             -----------  ----------  -----------     ---------   ---------
             $    78,157  $   11,210  $    66,947     $ 649,855   $ 716,802
             ===========  ==========  ===========     =========   =========

     Credit Agreement - During fiscal 1996, the Company repaid its revolving credit facility which provided for borrowings up to $5,500,000, subject to a percentage of its eligible accounts receivable, of which $3,075,000 was outstanding at February 28, 1995.

E.  COMMITMENTS AND CONTINGENCIES

      Operating Lease Commitments - The Company leases office space, laboratory facilities, temporary housing facilities and automobiles under operating lease agreements which expire at varying dates from March 1994 through September 2001. The Company also rents equipment on a job-by-job basis. Minimum annual rental commitments as of February 29, 1996 are as follows: fiscal 1997 - $1,529,173; fiscal 1998 -
$1,393,102;  fiscal 1999 - $1,167,462; fiscal 2000 -  $821,430;  fiscal
2001 - $696,611 and thereafter $710,863 (total $6,318,641).

      Rental expense associated with facility and equipment operating leases for fiscal years 1994, 1995 and 1996 was $1,101,041, $1,355,410 and $1,908,217, respectively.

      Other Liabilities - Other liabilities consist of long-term lease commitments and other long-term contractual obligations assumed in connection with business acquisitions. Contractual obligations representing existing liabilities recorded within the financial statements that are expected to be realized during the next fiscal year are included within other accrued expenses.

      Litigation - In November 1995, First Fidelity Bank, N.A. and United Jersey Bank, N.A., (the "Seller Banks"), filed a lawsuit against Hill International Inc. and certain selling shareholders (the "Sellers"), alleging the sale to the Company constituted a default under Seller's loan agreement with the Seller Banks and the transfer of consideration proceeds by Seller following the sale was unlawful. In December 1995, the Seller Banks named ATC a party to the lawsuit, asserting that the Seller Banks still hold a security interest in the assets purchased. The action filed seeks recovery of the assets sold to ATC. This case is in its early stages with discovery yet to take place, however, in the Company's opinion, the outcome of this suit will not have a significant effect on the Company's financial position or future results of operations.

F.  STOCK OPTIONS

      A stock option plan, established in 1988, (the "1988 Plan") provides for the granting of 200,000 options to employees for purchase of common stock at prices which cannot be less than the fair market value at the time of the grant. Options become exercisable 20% per year for certain participants and 50% per year for other participants and expire within five years of the date of grant.

      On July 16, 1993, the Board of Directors approved an additional stock option plan (the"1993 Plan") providing for the granting of 200,000 options to employees for purchase of common stock at prices which cannot be less than fair market value at the time of the grant. In December 1995, the 1993 Plan was amended to increase the number of options to 500,000 shares. Options become exercisable 20% per year and expire within five years of the date of grant.

      In connection with the merger of Aurora into ATC, the Board of Directors of ATC approved a stock option plan (the "1995 Plan") having identical provisions to Aurora's 1987 Stock Option Plan. The 1995 Plan provides for the granting of 81,750 options representing the previously outstanding Aurora stock options after adjustment by the stock exchange rate of .545 as provided for under the terms of the merger agreement. The 81,750 options were granted at an exercise price of $5.32 per share in June 1995 to an officer of ATC in replacement of previously held Aurora options. All of the options are exercisable as of February 29, 1996 and expire within ten years of the date of grant.

      As of February 29, 1996, under the 1988, 1993 and 1995 Plans, 689,000 options have been granted, 26,380 options exercised, 77,900 options expired and 88,900 options remain available for grant. In fiscal 1995, the Board of Directors approved the granting of 20,000 options to an unrelated consultant for purchase of common stock at $9.50 per share (fair market value at date of grant). These options were terminated in fiscal 1996 due to the consultants non-performance. There are 307,950 exercisable under all plans and grants.

      The changes in the outstanding stock options described above during fiscal years 1994, 1995 and 1996 are summarized below:

                                                               PRICE PER
                                                OPTIONS       SHARE RANGE

     BALANCE, February 28, 1993............... 132,550    $ 1.88   -  4.31
     Granted..................................  50,750      4.00   -  7.50
     Exercised................................  (5,600)     1.88   -  4.31
     Expired..................................  (7,000)     1.88   -  4.00
                                               -------    ----------------
     BALANCE, February 28, 1994............... 170,700      1.88   -  7.50
     Granted.................................. 132,350      6.75   - 17.00
     Exercised................................  (6,980)     1.88   -  5.00
     Expired..................................  (4,650)    10.00   - 10.50
                                               -------    ----------------
     BALANCE, February 28, 1995............... 291,420      1.88   - 17.00
     Granted.................................. 334,500      5.32   - 16.13
     Exercised................................  (6,400)     1.88   - 10.50
     Expired.................................. (34,800)     1.88   - 14.88
                                               -------    ----------------
     BALANCE, February 29, 1996............... 584,720    $ 1.88   - 17.00
                                               =======    ================

G.  COMMON STOCK WARRANTS


      During the year ended February 28, 1995, 284,803 of 285,817 outstanding Class B warrants were exercised at an exercise price of $8.00 allowing the holder to receive one share of common stock per warrant and one Class C warrant. The Class B warrants not exercised expired as of September 30, 1994.

      At February 29, 1996, there are 570,620 Class C warrants outstanding. Each Class C warrant entitles the holder to purchase one share of common stock at an exercise price of $10.00. The Company has reserved common shares equal to the outstanding warrants for issuance upon the exercise of the Class C warrants. The expiration date of the Class C warrants is September 30, 1996.

      In connection with the merger of Aurora, ATC issued five year common stock purchase warrants for the purchase of 523,200 shares of ATC common stock at prices ranging from $1.03 to $2.75 per share in replacement of previously outstanding Aurora warrants. During fiscal 1996, 32,700 warrants were exercised at approximately $1.83 per share. The remaining warrants expire from November 30, 2000 to January 10, 2004.

H.  INCOME TAXES

     Income tax expense (benefit) for the years ended February 28 (29), consists of the following:

                                                     STATE &
                                       FEDERAL       LOCAL        TOTAL
    1994:
        Current......................   $ 1,009,000  $   213,000  $ 1,222,000
        Deferred.....................        (9,000)      (3,000)     (12,000)
                                        -----------  -----------  -----------
          Total......................   $ 1,000,000  $   210,000  $ 1,210,000
                                        ===========  ===========  ===========

    1995:
        Current......................   $ 1,725,000  $   295,500  $ 2,020,500
        Deferred.....................        19,000        4,500       23,500
                                        -----------  -----------  -----------
          Total......................   $ 1,744,000  $   300,000  $ 2,044,000
                                        ===========  ===========  ===========
    1996:
        Current......................   $ 1,700,400  $   296,300  $ 1,996,700
        Deferred.....................      (161,700)     (30,000)    (191,700)
                                        -----------  -----------  -----------
          Total......................   $ 1,538,700  $   266,300  $ 1,805,000
                                        ===========  ===========  ===========

      The Company made income tax payments of approximately $278,000, $3,023,000 and $2,077,000, in fiscal 1994, 1995 and 1996, respectively.

      A reconciliation of the statutory U.S. Federal tax rate and effective tax rate for the years ended February 28 (29) is as follows:

                                                      1994      1995     1996

  Statutory U.S. Federal rate......................   34.0%     34.0%    34.0%

  State income taxes, net of federal benefit.......    4.5      4.1       4.3

  Tax benefit of Aurora's net operating loss
    carryforward...................................     -        -       (6.2)

  Tax exempt interest income.......................     -        -       (2.4)

  Non-deductible expenses..........................    0.8      0.5       2.1
                                                      -----    -----     -----
                                                      39.3%    38.6%     31.8%
                                                      =====    =====     =====

      The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities as of February 28 (29) consist of the following:

                                                         1995       1996
     Deferred tax assets:
        Nondeductible liabilities and reserves...   $   234,300   $ 416,300
        Aurora net operating loss carryforward...             -     150,000
        Other....................................        31,000           -
                                                        -------     -------
                                                        265,300     566,300

     Deferred tax liabilities:
        Property and equipment ..................        97,000     108,000
        Prepaid expenses.........................       101,600     125,800
        Other....................................        14,600      88,700
                                                       --------    --------
                                                        213,200     322,500
                                                      ---------   ---------
     Net deferred tax asset ......................    $  52,100   $ 243,800
                                                      =========   =========

      During fiscal 1996, ATC utilized a one-time tax benefit of $350,000 to offset taxable income relating to Aurora's net operating loss carryforward at the time of the ATC and Aurora merger.

      The current portion of net deferred tax assets of $132,700 and $440,600 at February 28 (29), 1995 and 1996 is classified in the consolidated balance sheet in current assets. The non-current portion is classified in non-current liabilities.


I.  EMPLOYEE BENEFIT PLANS

      The Company has an employee savings plan which allows for voluntary contributions into designated investment funds by eligible employees. The Company may, at the discretion of its Board of Directors, make additional contributions on behalf of the Plan's participants. No Company contributions were made in fiscal years 1994, 1995, and 1996.


J.  RELATED PARTY TRANSACTIONS

      Until the merger of Aurora with ATC on June 29, 1995, certain expenses, including salaries, fringe benefits, insurance, rent, consulting fees, legal, accounting, and other general expenses, were paid by ATC and Aurora, for the benefit of the other. These expenses were allocated between the companies based on estimates of time spent, square footage and use of the services received which management believes to be reasonable. The intercompany liability was forgiven pursuant to the terms of the Merger Agreement.

      Changes to the related party liability account arising from transactions with Aurora for the years ended February 28 (29) are as follows:

                                                    1994       1995        1996

  Due To Related Company, beginning of year...  $  103,804 $  122,141 $   39,969
    Interest expense charged to ATC by Aurora
      at 8%...................................      11,800      9,028        521
    Expenses paid by ATC and allocated to
      Aurora..................................     (18,700)   (82,120)   (65,694)
    Expenses paid by Aurora and allocated
      to ATC..................................       6,337      5,920      1,479
    Cash payments to Aurora...................     (41,100)   (15,000)         -
    Cash payments from Aurora.................      60,000          -    136,537
    Forgiveness of liability pursuant to
      Merger Agreement (Note B)...............           -          -   (112,812)
                                                ---------- ---------- ----------
  Due To Related Company, end of year.........  $  122,141 $   39,969 $        0
                                                ========== ========== ==========
  Average monthly balance.....................  $  139,765 $  106,011 $   30,729
                                                ========== ========== ==========

K.  SUPPLEMENTAL INFORMATION

      Supplemental cash flow information - Supplemental cash flow information for the years ended February 28 (29) is as follows:

                                             1994        1995        1996

 Cash paid for interest..............  $   173,174   $  276,658   $   374,466

 Noncash investing and financing
   activities:

   Adjustment to tax benefit arising
     from exercise of common stock
     warrants........................      (40,927)           -             -
   Cancellation of note payable to
     stockholders related to
     Bio/West rescission agreement...     (750,000)           -             -
   Liabilities assumed in connection
     with business combinations......      193,335    6,056,441       640,082
   Common stock issued in connection
     with business combinations......       29,700      605,408             -
   Common stock issued in connection
     with the Aurora Merger..........            -            -        61,117
   Notes payable issued in connection
     with business combinations......      355,840      835,000     1,000,000


     Supplemental analysis of valuation and qualifying accounts
Changes in the allowance for doubtful accounts for the years ended February 28 (29) are as follows:

                                             1994        1995        1996

   BALANCE, beginning of year........  $   130,768   $   167,344  $   535,886
     Provision for bad debts.........      143,017       188,819      290,165
     Amounts written-off,
       net of recoveries.............      (63,941)     (136,350)    (309,932)
     Adjustment for allowance for
       doubtful accounts recorded
       on net acquired (rescinded)
       accounts receivable...........       (42,500)     316,073     (132,899)
                                        -----------  -----------  -----------
     BALANCE, end of year............   $   167,344  $   535,886  $   383,220
                                        ===========  ===========  ===========

L.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The Company's unaudited quarterly results of operations for fiscal 1995 and 1996 are as follows:

     Fiscal 1995                           Three Months Ended

                                  May       August      November    February
                                   31         31          30           28
                                  1994       1994        1994         1995
                                                          (1)
  Revenues...................  $ 8,167,900  $ 8,721,212 $ 9,228,737 $10,153,708
  Gross profit...............    3,775,603    4,411,689   4,382,484   5,346,288
  Income before income taxes.    1,123,914    1,592,608   1,298,043   1,285,955
  Net income.................      689,514      981,008     796,043     789,955

  Earnings per common share and
    dilutive common equivalent
    share:
       Primary                 $       .13  $       .18 $       .13 $       .13
       Fully diluted           $       .12  $       .18 $       .13 $       .13


     Fiscal 1996                         Three Months Ended
                                  May       August      November    February
                                   31         31          30           29
                                  1995       1995       1995        1996
                                             (2)        (3)

  Revenues...................  $10,814,953  $11,649,478 $11,223,139 $11,277,327
  Gross profit...............    5,269,542    5,529,416   5,342,623   4,308,142
  Income before income taxes.    1,462,628    1,921,617   1,811,675     475,078
  Net income.................      895,128    1,519,117   1,104,675     347,078

  Earnings per common share and
    dilutive common equivalent
    share (4):
      Primary................. $       .15  $       .23 $       .15  $      .04
      Fully diluted........... $       .15  $       .23 $       .15  $      .04

________
       The  Company's  operations  are  seasonal  in  nature,  with   a
disproportionate percentage of income earned in the second and third quarters.

     (1)  Reflects the acquisition of Con-Test, (Note B)

     (2)  Reflects the merger of ATC and Aurora, (Note B)

     (3)  Reflects the acquisition of the Hill Businesses, (Note B)

     (4) For fiscal 1996, the sum of the quarterly earnings per share is less than the reported fiscal year earnings per share due to the averaging effect of the 1,970,000 shares issued in connection with the Company's stock offering in October 1995.

M.  SUBSEQUENT EVENTS

      Acquisition of American Testing and Engineering Corporation - Effective May 24, 1996, ATC purchased certain assets and assumed certain liabilities of American Testing and Engineering Corporation ("ATEC"), a national environmental consulting firm. ATEC provides environmental consulting and engineering services including risk assessments, compliance audits, environmental remediation consulting, geotechnical, materials testing, industrial hygiene and analytical services through a large network of branch and regional offices. For its year ended December 31, 1995, ATEC had revenues of $85,020,000 and a net loss of ($1,820,000).

      The acquisition will be accounted for as a purchase. The assets acquired include customer contract rights, customer lists, order backlog, customer records, and certain tangible assets consisting of accounts receivable, work in process and customer and certain other deposits. Additionally, ATC executed an agreement to lease substantially all of ATEC's equipment and executed several sublease agreements for premises leased by ATEC. ATC also obtained non-competition agreements with ATEC, a non-acquired subsidiary, and the majority shareholder of ATEC.

      The purchase price consideration consisted of $9,000,000 of cash paid at closing and property and facility lease payments and non-compete payment obligations of $6,000,000 payable during the first year following the purchase. The Company also assumed liability for ATEC's bank debt, approximately $11,025,000, its accounts payable, and certain other recorded liabilities. The Company may offset up to $2,000,000 of the cash consideration paid at close against future payment obligations if certain minimum net revenues are not achieved during the first year following the purchase. The Company is contingently liable to ATEC for additional purchase consideration up to $10,750,000 if certain net revenue levels are achieved and certain other conditions are met. Amounts, if fully earned, would be paid as follows; $3,883,333 in fiscal 1998, $3,873,333 in fiscal 1999, $1,293,334 in fiscal 2000 and
$1,700,000 in fiscal 2002.

      Acquisition of 3D Information Services, Inc. - Effective May 28, 1996, ATC purchased certain assets and assumed certain specified liabilities of 3D Information Services, Inc. ("3D"), a New Jersey based information services company providing technical information system consulting services in all phases of information system design, development, maintenance and management in client server and mainframe based environments. Its clients include major companies in the telecommunications, financial services and pharmaceutical industries. 3D reported revenues and net income of approximately $10,360,000 and $135,000 respectively, for its year ended December 31, 1995.

      The acquisition will be accounted for as a purchase. Assets purchased include customer contract rights, customer lists, order backlog, customer records, employee contracts and tangible assets including accounts receivable, unbilled work in process, field and office supplies, and equipment. Consideration paid consisted of $3,000,000 of cash at closing and a note payable for $2,500,000 payable in three annual payments plus interest. In addition, ATC assumed certain liabilities of approximately $490,000. ATC also entered into a three year non-compete agreement with the majority stockholder.

     Bank Credit Agreement - On May 24, 1996 the Company entered into a $20,000,000 bridge credit facility with Chemical Bank and Atlantic Bank of New York. Under the terms of the credit agreement, the Company may borrow up to the amount of the facility, with interest payable monthly at 1.75% above the adjusted Eurodollar rate (7.18% at May 24, 1996). Amounts borrowed are due September 20, 1996. The Company anticipates entering into a longer term agreement with the banks prior to the maturity date of the credit agreement. The Company borrowed approximately $14,025,000 in connection with the ATEC and 3D acquisitions. The agreement contains certain restrictive covenants which are consistent for this type of facility, including restrictions on dividend payments.

                              PART III


Item 10.    Directors and Executive Officers of the Registrant.

      The following table sets forth certain information regarding the Companys directors, executive officers and a key employee.

           Name               Age   Position
Officers and Directors:
  George Rubin............... 68   Chairman of the Board and Secretary; Director
  Morry F. Rubin............. 36   President, Chief Executive Officer, Treasurer; Director
  Nicholas J. Malino......... 45   Senior Vice President, Financial and General Operations
  Christopher P. Vincze...... 34   Senior Vice President, Financial and General Operations
  Donald W. Beck............. 37   Senior Vice President
  Wayne A. Crosby............ 42   Chief Financial Officer
  Richard L. Pruitt.......... 55   Vice President, Principal Accounting Officer; Director
  Richard S. Greenberg, Esq.. 46   Director
  Julia S. Heckman........... 46   Director

Key Employee:
  John J. Smith, Esq......... 45 General Counsel

      The business experience, principal occupations and employment, as well as the periods of service, of each of the directors, executive officers and a key employee of the Company during at least the last five years are set forth below.

      George Rubin has been Chairman of the Board of ATC since 1988. From 1961 to 1987, Mr. Rubin served as President, Treasurer and a director of Staff Builders, Inc. Staff Builders Inc., was a publicly held corporation engaged in the business of providing temporary personnel primarily in the health care field operating through approximately 100 offices and with revenues over $100 million. Since December 1986, Mr. Rubin has been a principal stockholder, executive officer and a director of National Diversified services, Inc., a publicly held corporation which completed a public offering in December 1986 and currently has no business operations. George Rubin is the father of Morry F. Rubin.

      Morry F. Rubin has been President, Chief Executive Officer, Treasurer and a director of ATC since 1988. Mr. Rubin was also President, Chief Executive Officer and Treasurer of Aurora from May 1985 to June 1995, and was a director of Aurora from September 1983 to June 1995. Since 1986, Mr. Rubin has been a principal stockholder and from 1986 to July 1995, Mr. Rubin was President and a director of National Diversified services, Inc., a publicly held corporation, which completed a public offering in December 1986 and currently has no business operations. From 1981 to 1987, Mr. Rubin was employed in sales and as a director of acquisitions for Staff Builders, Inc., a publicly held company engaged in providing temporary personnel primarily in the health care field. Morry F. Rubin is the son of George Rubin.

      Nicholas J. Malino has been Senior Vice President, Financial and General Operations of ATC, since July 1993 and an employee of ATC since October 1992. Mr. Malino has over fourteen years of experience in managing professional service organizations. From February 1991 to September 1993, Mr. Malino was the New York Regional Manager for Kemron Inc., a hazardous waste consulting company headquartered in McLean, Virginia. From August 1989 to January 1991, he was the Operations Manager for the New York City branch of Professional Service Industries, Inc.

      Christopher P. Vincze has been Senior Vice President, Financial and General Operations of ATC since July 1993, a regional manager of ATC since July 1991 and Vice President of a subsidiary of ATC since 1992. Mr. Vincze joined Dennison Environmental, Inc. in 1984 as an industrial hygienist and served as Vice President of Marketing and Operations from 1987 to July 1991.

      Donald W. Beck has been Senior Vice President of ATC since April 1990 and Vice President since January 1988. Mr. Beck is responsible for managing the operations of certain ATC offices. Mr. Beck also served as a director of ATC Laboratories, Inc., a predecessor company of ATC, from November 1985 until January 1988, President of ATC Laboratories, Inc. from May 1986 until January 1988 and as Vice President of ATC Laboratories, Inc. from November 1985 until May 1986. Mr. Beck has been a full-time employee of ATC (and formerly ATC Laboratories, Inc.) since May 1982.

     Wayne A. Crosby has been Chief Financial Officer of ATC since July 1995. Prior to joining ATC, Mr. Crosby was the Chief Financial Officer of BSE Management, Inc. from 1991 to 1993 and Chief Financial Officer of Compex systems, Inc. from 1986 through 1990. Mr. Crosby is a certified public accountant and was employed by Deloitte Haskins & Sells for eight years.

      Richard L. Pruitt is a Vice President, the Principal Accounting Officer and a director of ATC. Mr. Pruitt has served as Vice President of ATC since September 1990, as Principal Accounting Officer of ATC since April 1988 and as a director of ATC since January 1988. Mr. Pruitt served as Principal Financial Officer of ATC from September 1989 to April 1992 and from May 1993 to July 1995. Mr. Pruitt served as the Principal Financial Officer and a director of Aurora from May 1985 to June 1995 and served as Financial Manager of Aurora from February 1982.

      Richard S. Greenberg, Esq. has been a director of ATC since July 1995. Mr. Greenberg has been a director of the Environmental Management Consulting Services Croup at Coopers & Lybrand since October 1989. Mr. Greenberg has over 20 years of experience in the areas of environmental management consulting, environmental litigation support and legislative policy analysis.

      Julia S. Heckman has been a director of ATC since August 1995. Mrs. Heckman has been a Managing director with Rodman & Renshaw, Inc.'s Investment Banking Group since April 1995 and had been a Managing Director with Mabon securities Corp.'s Investment Banking Group since 1991. Prior to joining Mabon Securities Corp., Mrs. Heckman was a Managing Director with Paine Webber Group Inc's Corporate Finance Group. Mrs. Heckman serves as a member of the Company's Board of Directors pursuant of the Underwriting Agreement between Rodman & Renshaw, Inc. and the Company. See "Underwriting."

     John J. Smith, Esq. has been General Counsel since August 1989 and served as a Vice President of ATC from September 1990 through December 1993. Prior to joining ATC, from 1986 to 1989, Mr. Smith was the Secretary of the South Dakota Department of Water and Natural Resources, a cabinet level position responsible for managing all of the State's environmental and natural resources development programs.

      The Board of Directors has recently appointed an Audit Committee and a Compensation Committee consisting of three directors including Morry F. Rubin and the newly elected independent directors, Richard S. Greenberg and Julia S. Heckman. The Audit Committee is responsible, among other things, for approving and transactions between the Company and any of its directors, officers or affiliates. The Compensation Committee is responsible for setting compensation of the executive officers of the Company and for granting any further options to purchase Common Stock.

      All directors of ATC will hold offices until the next annual stockholders' meeting and until the election and qualification of their successors. Officers hold their respective positions until their successors are duly qualified or until they resign or are removed by the Board of Directors.

Item 11.    Executive Compensation.

      This information will be contained in the definitive proxy statement of the Company for the 1996 Annual Meeting of Stockholders under the caption "Compensation of Directors and Executive officers" and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management.

      The following table sets forth information as of May 1, 1996 with respect to the share ownership by ATC's directors individually, officers and directors as a group, and for record and/or beneficial owners of more than 5% of the outstanding amount of such stock. For purposes of calculating the amount of beneficial ownership and the respective percentages, the number of shares of ATC Common Stock which may be acquired by a person upon the exercise of outstanding options, if any, notwithstanding the options vesting schedule, are considered outstanding but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other person.

                                           Number of       Approximate
 Name and Address       Position         Shares Owned      Percent of
       (1)                                                    Class
                                                                (2)

                     Chairman of the
                        Board and
George Rubin           Secretary;          1,512,542          18.3
(3)                     Director

                    President, Chief
                    Executive Officer,
Morry F. Rubin         Treasurer;           800,489           10.1
(4)                     Director

                    Vice President,
                        Principal
Richard L. Pruitt   Accounting Officer;      57,650              *
(5)                 Director


Julia S. Heckman    Director                 7,500               *
(6)


Richard S.          Director                 7,500               *
Greenberg, Esq.
(7)


All Officers and
Directors of ATC    Various                2,557,023          29.6
as a Group(10
persons)(8)

*  Represents less than 1%.
____________

   (1) Each person has sole voting power and investment power with respect to the number of shares indicated as owned.

   (2) Based upon 7,784,269 shares of American Stock outstanding as of May 28, 1996.

   (3) Shares owned include options to purchase 490,500 shares of Common Stock. Address: 104 East 25th Street, 10th Floor, New York, NY 10010

   (4) Shares owned include options to purchase 161,750 shares of Common Stock. Address: 104 East 25th Street, 10th Floor, New York, NY 10010

   (5) Shares owned include options to purchase 8,300 shares of Common Stock. Address: 1515 East Tenth Street, Sioux Falls, SD 57103.

   (6) Shares owned includes options to purchase 7,500 shares of Common Stock. Address: Rodman & Renshaw, Inc, One Liberty Plaza-31st Floor, 165 Broadway, New York, N.Y. 10006.

   (7) Shares owned include options to purchase 7,500 shares of Common Stock. Address: Coopers & Lybrand, 370 17th Street, Suite 3300, Denver, CO 80202.

   (8) Shares owned include options to purchase 832,550 shares of Common Stock.

      ATC does not know of any arrangement or pledge of its securities by persons now considered in control of ATC that might result in a change of control of ATC.

Item 13.     Certain Relationships and Related Transactions.

      Effective June 29, 1995, ATC and its parent, Aurora were merged pursuant to an agreement approved by the majority of shareholders of each company, with ATC as the surviving corporation (the "Aurora Merger"). Prior to the Aurora Merger, Aurora was a holding company which owned approximately 57% of ATC's outstanding Common Stock and had substantially no other assets. Under the terms of the merger, each outstanding share of Aurora Common stock was exchanged for .545 shares of ATC Common Stock. ATC issued 3,341,356 shares of ATC Common Stock in exchange for 6,131,104 shares of Aurora's common stock, and issued options and warrants entitling the holders thereof to purchase up to
604,950 shares of ATC Common Stock upon exercise in replacement of previously outstanding options and warrants to purchase Aurora's common stock. ATC common shares held by Aurora of 3,258,000 were canceled. Actual common shares outstanding increased by 83,356 shares. As a result of the Aurora Merger, ATC utilized Aurora's net operating loss carry forward to reduce its taxable income and accordingly recorded a one-time reduction in income tax expense of approximately $350,000 ($.05 per share) in fiscal 1996. Certain officers and directors of ATC were stockholders of Aurora and participated in the merger on a consistent basis with all Aurora security holders.

      ATC has in the past, and may in the future, enter into transactions with officers, directors and other affiliates which may be deemed to be non-arms-length transactions (i.e. transactions between related parties). Any new transactions would be approved by a majority of disinterested Board of Directors and would be expected to be made on terms no less favorable to ATC than could be arranged with independent third parties. All material transactions during the past three years between ATC and Aurora are set forth above.

                                PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on
Form  8-K.

     (a) (1)   Financial Statements

      A list of the financial statements filed as a part of this Annual Report is set forth in Item 8, and appears on Page F-1 herein; which list is incorporated herein by reference.

     (a) (2)   Financial Statement Schedules

     No financial statement schedules are in this Annual Report because the information required is contained in the financial statements incorporated by reference in (a) (1) above.

     (a) (3)   Exhibits

     A list of exhibits required by Item 601 of Regulation S-K and an index thereto appears on the following page of this Annual Report.

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended February 29, 1996. However, an amendment fo a Form 8-K dated November 10, 1995 was filed during the quarter ended February 29, 1996.

EXHIBIT INDEX

Exhibit

  2   Agreement and Plan of Merger to reincorporate in
Delaware(contained in Exhibits 3(b) and 3(c)(1)

  2(a)    Agreement and Plan of Merger between ATC Environmental Inc.
and Aurora Environmental Inc. (6)

  3(a)    Certificate of Incorporation of Registrant(1)

  3(b)    Certificate of Ownership and Merger of
Registrant(Delaware)(1)

  3(c)    By-Laws(1)

  3(d)    Certificate of Merger(Aurora Environmental Inc. Merging with and into ATC Environmental Inc.)(9)

  10  Employee Savings(401(k))Plan(2)

  10(a)   New York City Lease(3)

  10(b)   Form of Indemnity Agreement(10)

  10(c)   Asset Purchase Agreement between ATC Environmental Inc., a Delaware corporation, and Hill International Inc., a Delaware corporation, executed on November 10, 1995(5)

  10(d)   Six-Month Promissory Note executed and delivered by ATC
Environmental Inc. on November 10, 1995, payable to Hill International, Inc. in the amount of $300,000(5)

  10(e)   Irrevocable Letter of Credit executed by Atlantic Bank of New
York on November 8, 1995, and delivered by ATC Environmental Inc. on November 10, 1995, payable on or after May 1, 1996, to Hill International, Inc. in the amount of $730,625.00(5)

  10(f)   Bill of Sale delivered on November 10, 1995, conveying assets referenced in assets purchase agreement from Hill International, Inc. to ATC Environmental Inc.(5)

  10(g)   Non-Competition Agreement of Irvin E. Richter to ATC Environmental
Inc. Delivered  on November 10, 1995(5)

  10(h)   Non-Competition Agreement of David L. Richter to ATC Environmental
Inc. Delivered on November 10, 1995(5)

  10(i)   Agreement for Sale and Purchase of Business Assets on May 24, 1996,
among ATC Environmental, American Testing and Engineering Corporation d/b/a ATEC Associates, Inc. and Gerald D. Mann.(**)

  10(j)   Assumption of Liabilities Agreement on May 24, 1996, among ATC
Environmental Inc., American Testing and Engineering Corporation and Gerald
D. Mann.(**)

  10(k)   Master Equipment Lease Agreement on May 24, 1996, between ATC
Environmental Inc. and American Testing and Engineering Corporation.(**)

  10(l)   Master Sublease Agreement on May 24, 1996, between ATC Environmental
  Inc. and American Testing and Engineering Corporation covering premises leases at Indianapolis, IN, Atlanta, GA and Dallas, TX.(**)

  10(m)    Non-Competition Agreement on May 24, 1996, between ATC
Environmental Inc. and American Testing and Engineering Corporation.(**)

  10(n)   Mann Non-Competition Agreement on May 24, 1996, between ATC
Environmental Inc. and Gerald D. Mann.(**)

  10(o)   WATEC Non-Competition Agreement on May 24, 1996, between ATC
Environmental Inc. and Waste Abatement Technology, LLP.(**)

  10(p)   Security Agreement on May 24, 1996, among ATC Environmental Inc.,
American Testing and Engineering Corporation and Gerald D. Mann.(**)

  10(q)   $500,000 Letter of Credit on May 24, 1996, from Chemical Bank, N.A.
against the account of ATC Environmental Inc. in favor of American Testing and Engineering Corporation.(**)

  10(r)   Agreement for Sale and Purchase of Business Assets on May 28, 1996,
among ATC In Sys Technology Inc., 3D Information Services Inc. and Ciro De Saro.(**)

  10(s)   Assumption of Liabilities Agreements on May 28, 1996, between ATC
In Sys Technology Inc., 3D Information Services Inc. and Ciro De Saro.(**)

  10(t)   Stockholders Non-Competition Agreement on May 28, 1996, between ATC
In Sys Technology Inc. and the stockholders of 3D Information Services Inc.(**)

  10(u)   Three-year, $2,500,000 Promissory Note on May 29, 1996, from ATC
Environmental Inc. to 3D Information Services Inc.(**)

  10(v)   Employment Agreement on May 29, 1996, between ATC Environmental Inc.
and Ciro De Saro.(**)

  11  Statements re:  Computation of per share earnings(*)

  21  Subsidiaries of Registrant(4)

  23  Independent Auditors' Consent-Deloitte & Touche LLP(*)

  27  Financial Data Schedule(*)

  99  1988 Stock Option Plan(7)

  99(a)   1993 Stock Option Plan(8)

___________________________

*     Filed herewith.
**    To be filed under a Form 8-K within 15 days of the transaction date.

EXHIBIT INDEX (continued)
   (1)  Reference   is  made  to  the  Registrant's   Registration
        Statement  File No. 33-19889 on Form S-1, which is   incorporated
        by reference and contains exhibits 2, 3(a), 3(b) and 3(c).

   (2) Reference is made to the Registrant's Form 10-K for the fiscal year ended February 28, 1990 which is incorporated by reference and contains Exhibit 10.

   (3) Reference is made to the Registrant's Form 10-K for the fiscal year ended February 29, 1992 which is incorporated by reference and contains exhibit 10(a).

   (4)  During  the  fiscal  year ended February 29, 1996,  ATC  had  four
        wholly-owned    subsidiaries,    namely,    Hygeia     ProScience
        Laboratories  Inc.  ("Hygeia"), ATC Management Inc.  ("Management
        Co."),  ATC  New  England  Corp.  ("ATC  New  England")  and  ATC
        Blattert  Inc.  ("Blattert").  Hygeia, Management  Co.,  ATC  New
        England  and Blattert are formed under the laws of the States  of
        Delaware,  South Dakota, Delaware and South Dakota, respectively.
        Hygeia  does  business  under the name  Hygeia  ProScience,  Inc.
        Management  Co. Does business under the name ATC Management  Inc.
        ATC  New  England does business under its own name and  Con-Test.
        Blattert  does  business  under ATC  Blattert  Inc.,  Blattert  &
        Associates Inc. And Microbial Environmental Services, Inc.

   (5)  Reference is made to the Registrant's Form 8-K dated November 10,
        1995, which is incorporated by reference and contains Exhibits 10(c), 10(d), 10(e), 10(f), 10(g) and 10(h).

   (6)  Reference  is  made to the Registrant's Form  S-4  Registration
        Statement, file No. 33-88380 which is incorporated by reference and contains Exhibit 2(a).

   (7)  Reference  is  made to the Registrant's Form  S-8  Registration
        Statement, file No. 33-55592 which is incorporated by reference and contains Exhibit 99.

   (8)  Reference  is  made to the Registrant's Form  S-8  Registration
        Statement, File No. 33-77578 which is incorporated by reference and contains Exhibit 99.1.

   (9) Reference is made to the Registrant's Form 10-Q for the quarter ended May 31, 1995, which is incorporated by reference and contains Exhibit 3(d).

   (10) Reference is made to the Registrant's Form 10-K for its fiscal year ended February 28, 1995, which is incorporated by reference and contains Exhibit 10(b).

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ATC ENVIRONMENTAL, INC
                                               (Registrant)

                                   By:  /s/ MORRY F. RUBIN
                                        MORRY F. RUBIN
                                        President and Chief Executive Officer

      Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   /s/  GEORGE RUBIN                                        May 29, 1996
                                                              (Dated)
   GEORGE RUBIN,
   Chairman of the Board and Secretary


   /s/  MORRY F. RUBIN                                      May 29, 1996
                                                              (Dated)
   MORRY F. RUBIN,
   President and Chief Executive Officer


   /s/ RICHARD L. PRUITT                                    May 29, 1996
                                                              (Dated)
   Richard L. Pruitt,
   Vice President and Principal Accounting Officer


   /s/ WAYNE A. CROSBY                                      May 29, 1996
                                                              (Dated)
   Wayne A. Crosby
   Chief Financial Officer


   /s/ RICHARD S. GREENBERG, ESQ.                           May 29, 1996
                                                              (Dated)
   Richard S. Greenberg, Esq.
   Director


   /s/ JULIA S. HECKMAN                                     May 29, 1996
                                                              (Dated)
   Julia S. Heckman
   Director

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES
EXHIBIT 11

COMPUTATION OF EARNINGS PER SHARE
YEARS ENDED FEBRUARY 28 (29),  1994, 1995 AND 1996 (UNAUDITED)

                                             1994         1995         1996
Primary earnings per share:
  Weighted average number of shares of
  common stock outstanding..............  5,298,258    5,492,657    6,517,500

  Additional shares assuming exercise of
  dilutive stock options and stock
  warrants..............................     78,663      261,199      663,916
                                        -----------  -----------  -----------
     Total average common and common
     equivalent shares  outstanding....   5,376,921    5,753,856    7,181,416
                                        ===========  ===========  ===========

  Net income........................... $ 1,867,048  $ 3,256,520  $ 3,865,998
                                        ===========  ===========  ===========

  Earnings per common and dilutive
  common equivalent share.............. $      0.35  $      0.57  $      0.54
                                        ===========  ===========  ===========


Fully diluted earnings per share:
  Weighted average number of shares
  of common stock outstanding..........   5,298,258    5,492,657    6,517,500

  Additional shares assuming exercise
  of dilutive stock options and stock
  warrants.............................      98,115      357,576      663,916
                                        -----------  -----------  -----------

     Total average common and common
     equivalent shares outstanding.....   5,396,373    5,850,233    7,181,416
                                        ===========  ===========  ===========

  Net income........................... $ 1,867,048  $ 3,256,520  $ 3,865,998
                                        ===========  ===========  ===========

  Earnings per common and dilutive
  common equivalent share.............. $      0.35  $      0.56  $      0.54
                                        ===========  ===========  ===========

                                                                EXHIBIT 23

INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statements No. 33-55592 and No. 33-73578 of ATC Environmental Inc. on Form S-8 of our report dated May 6, 1996 (May 28, 1996, as to Note M), appearing in this Annual Report on Form 10-K of ATC Environmental Inc. for the fiscal year ended February 29, 1996.




DELOITTE & TOUCHE  LLP

Omaha, Nebraska
May 29, 1996

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES                       EXHIBIT 27

FINANCIAL DATA SCHEDULE
FEBRUARY 29, 1996 (UNAUDITED)

                                                                   As of
    Item           Item                                         February
    Number         Description                                  29, 1996

     5-02(1)       Cash and cash items                       $ 13,469,443
     5-02(2)       Marketable securities and short-term               N/A
                   investments
     5-02(3)(a)(1) Notes and accounts receivable - trade       16,878,829
     5-02(4)       Allowances for doubtful accounts               383,220
     5-02(6)       Inventory                                          N/A
     5-02(9)       Total current assets                        31,311,941
     5-02(13)      Property, plant and equipment                7,074,634
     5-02(14)      Accumulated depreciation                     3,467,879
     5-02(18)      Total assets                                46,684,600
     5-02(21)      Total current liabilities                    6,334,625
     5-02(22)      Bonds, mortgages and similar debt              361,944
     5-02(28)      Preferred stock - mandatory redemption             N/A
     5-02(29)      Preferred stock - no mandatory redemption          N/A
     5-02(30)      Common stock                                    77,966
     5-02(31)      Other stockholders' equity                  39,114,448
     5-02(32)      Total liabilities and stockholders'         46,684,600
                   equity
                                                               Year ended
                                                                February
                                                                29, 1996

     5-03(b)1(a)   Net sales of tangible products                     N/A
     5-03(b)1      Total revenues                            $ 44,964,897
     5-03(b)2(a)   Costs of tangible goods sold                       N/A
     5-03(b)2      Total costs and expenses applicable to      24,515,174
                   sales and revenues
     5-03(b)3      Other costs and expenses                    14,364,096
     5-03(b)5      Provision for doubtful accounts and notes      290,165
     5-03(b)(8)    Interest and amortization of debt              376,621
                   discount
     5-03(b)(10)   Income before taxes and other items          5,670,998
     5-03(b)(11)   Income tax expense                           1,805,000
     5-03(b)(14)   Income (loss) continuing operations          3,865,998
     5-03(b)(15)   Discontinued operations                            N/A
     5-03(b)(17)   Extraordinary items                                N/A
     5-03(b)(18)   Cumulative effect - changes in accounting          N/A
                   principles
     5-03(b)(19)   Net income (loss)                            3,865,998
     5-03(b)(20)   Earnings per share - primary                     $0.54
     5-03(b)(20)   Earnings per share - fully diluted               $0.54