Form 10-K/A
period 1996-02-29
ATC ENVIRONMENTAL INC
filed 1996-06-28
CIK 828828

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                          FORM 10-K/A No. 1

    [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]

              For The Fiscal Year Ended February 29, 1996
                                  OR
  [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]
       For the transition period from___________ to ___________

                  Commission File Number:     1-10583

                        ATC ENVIRONMENTAL INC.
        (Exact name of Registrant as specified in its charter)

Delaware                                                           46-0399408
- -------------------------------                       -----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification No.)

104 East 25th Street, 10th Floor
New York, New  York                                                     10010
- -------------------------------                       -----------------------
(Address of principal executive offices)                           (Zip Code)

 Registrant's telephone number, including area code:   (212)  353-8280
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

The number of shares outstanding of the Registrant's Common Stock as of May 28, 1996 was 7,784,269.
Item 1.   Business

Overview

      ATC Environmental Inc. ("ATC" or the "Company") is a national environmental consulting and engineering firm that provides specialized technical and project management products and services to a large, diverse client base of businesses and federal, state and local governments. Since entering the environmental consulting and engineering business in 1982, ATC has completed several acquisitions and expanded its internal operations, enabling it to increase its market penetration and the variety of products and services it offers. The Company operates a network of branch offices located throughout the United States, supported by in-house testing laboratories.

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

Recent Developments

     American Testing and Engineering Corporation - Effective May
                                2
PAGE

24, 1996, ATC purchased certain assets and assumed certain liabilities of American Testing and Engineering Corporation ("ATEC"), a national environmental consulting firm. ATEC provides environmental consulting and engineering services including risk assessments, compliance audits, environmental remediation consulting, geotechnical, materials testing, industrial hygiene and analytical services through a large network of branch and regional offices. For its year ended December 31, 1995, ATEC had revenues of $85,020,000 and a net loss of ($1,820,000). However, the acquisition is expected to be immediately accretive to earnings due to cost savings and expense reductions principally resulting from the integration of branches operating in similar locations and reduced corporate administration costs. See "Item 7."

      3D Information Services, Inc. - Effective May 28, 1996, ATC purchased certain assets and assumed certain specified liabilities of 3D Information Services, Inc. ("3D"), a New Jersey based information services company providing technical
information   system  consulting  services  in  all   phases   of
information system design, development, maintenance and management in client server and mainframe based environments. 3D provides analysis and design services and system programming services to help clients in building new computer systems and modifying existing computer systems. 3D also provides support to clients in maintaining computer systems and in areas such as help desk management and other system support services. Employees of 3D typically work full-time at a client's work site. Its clients include major companies in the telecommunications, financial services and pharmaceutical industries. 3D reported revenues and net income of approximately $10,360,000 and $85,288, respectively, for its year ended December 31, 1995. See "Item 7."

The Environmental Consulting and Engineering Services Industry

     According to The Environmental Business Journal ("EBJ"), the size of the environmental consulting and engineering services market for 1996 is estimated to be at approximately $16 billion, with annual growth projected at approximately 3% through the year 2000. The environmental consulting and engineering services market is fragmented, with over 3,000 environmental consulting and engineering companies in the United States with over $3 million in sales, of which only 40 have over $100 million in annual sales. Many of these companies are small to mid-sized private firms with specific service specialties and geographic areas of expertise.

      The Company believes that for the next few years growth in demand from private sector clients and in certain niche service areas will exceed the average growth rate of the overall industry. These niche service areas include lead-based paint management and indoor air quality consulting services, which the independent marketing firm, Richard K. Miller & Associates, Inc. ("RKM&A"), estimates to increase 10% and 15%, respectively. RKM&A estimates that the occupational safety and industrial hygiene sectors of the market will grow at an average annual rate of 13% and that environmental software services will increase 20% annually. The Company believes risk analysis services will also emerge in response to a desire for closer matching of limited clean up funds with the problems that pose the greatest hazard.

      While the initial growth in environmental consulting and engineering services has been stimulated by regulatory compliance concerns, the Company believes that recent and future growth will, in large part, be driven by private litigation, asset preservation and productivity considerations. As companies have become increasingly sensitive to the potential adverse consequences of environmental problems and the potential impact of environmental liabilities, they have taken an active approach to managing environmental health and safety risks and liabilities, whether or not the subject of regulations. This trend is currently being observed in such areas as real estate transactional investigations and indoor air quality initiatives.

      Concerns over environmental risks have made environmental investigations an integral component of the due diligence process for commercial transactions. Financial institutions frequently require environmental assessments prior to loan originations and foreclosure activities, while insurance companies increasingly require environmental assessments before issuing environmental insurance liability policies. Another industry segment that is experiencing growth even in the absence of extensive regulation is indoor air quality. Indoor air quality is viewed as an important environmental concern which may significantly impact worker productivity. Published estimates of productivity losses as a result of poor indoor air quality range from $40 to $50 billion per year in the United States.
                                3
PAGE

      Many governmental agencies and businesses are looking at risk-based analysis as the new model for decision-making instead of rote application of rigid rules. This trend presents new service opportunities for the environmental consulting and engineering services industry in several areas from which the Company is positioned to benefit. The absence of adequate funding to immediately address the full cost of clean ups requires the employment of risk assessment and planning techniques that direct funding toward the problems presenting the greatest degrees of risk. In addition, RKM&A sees a trend toward "outsourcing" of environmental functions by corporations. Under outsourcing contracts, environmental consulting firms function as all or part of the environmental departments of large corporations. The Company views outsourcing as a significant future growth opportunity.

Information Technology Consulting Industry

      The increased use of technology has led to a dramatic rise in demand for information technology consulting, project support, software development, and other computer-related services. As technology needs become increasingly complex, corporations have sought comprehensive information technology solutions that involve not only the staffing of qualified technical personnel, but also the management of underlying projects and the mastery of leading-edge technologies. With the rapid pace of technological developments, corporations are finding it increasingly difficult to maintain on staff technical personnel with the up-to-date technical and implementation skills needed to perform mission critical computer-related functions. Furthermore, many corporations find the costs of maintaining an internal information technology staff to be excessive and are seeking means of improving the effectiveness of their information technology expenditures.

      As a result, many corporations have outsourced departments that have traditionally supplied such technical services to information technology consulting firms or have otherwise utilized information technology consulting firms to meet their demands for highly skilled computer personnel and to implement leading-edge technical solutions. According to an industry survey, the commercial information technology consulting services industry was estimated to have revenues in 1995 of over $16 billion. One survey of information technology professional service firms, providing staffing services similar to 3D, showed growth of approximately 25% over each of the past two years.
                                4
PAGE

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

      ATC's acquisition strategy includes identifying target companies in specific geographical areas in which ATC does not have a strong presence or target companies with new, transferable technologies or exploitable areas of expertise. The environmental consulting and engineering services market is fragmented, with over 3,000 environmental consulting and engineering companies in the United States, of which only 40 have over $100 million in annual sales. There are many specific service specialties, many small-sized companies and thus, many potential acquisitions candidates. Acquisitions can lead to bi-directional technology transfers with the acquired company's services offered to ATC's existing client base and ATC's core services offered to clients of the acquired company. Furthermore, when acquisitions are located close to existing ATC branches, economic consolidations are frequently possible.

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

Industrial Hygiene
- ------------------

      The Company offers a variety of industrial hygiene services which include asbestos management, classical industrial hygiene investigations and analyses, indoor air quality services and laboratory services.

      Asbestos Management. ATC provides comprehensive asbestos testing and consulting services. These services may begin with a survey of facilities to determine the condition, type, quantity and location of asbestos. After gathering field samples, the Company utilizes polarized light microscopy, phase contrast microscopy and transmission electron microscopy to analyze asbestos fibers. Other services include risk assessment, remediation design for asbestos abatement, industrial hygiene services before, during and after the asbestos removal process, development of operations and maintenance training programs for facilities personnel, development of operations and maintenance programs for custodial and maintenance personnel, and providing asbestos awareness seminars for client personnel.
                                5
PAGE

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

Environmental Management
- ------------------------

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

     Site Assessments and Characterizations. Site assessment and characterization investigations involve defining the important physical and chemical parameters of a contaminated site. A site assessment provides a baseline for understanding subsurface conditions and is necessary before any clean up can be designed or implemented.
                                6
PAGE

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

Lead Risk Management
- --------------------

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

      Corporate Lead Risk Management Services. ATC provides corporate lead risk management programs, primarily to insurance companies, lending institutions, law firms and large real estate managers. ATC's services enable corporations to effectively address lead-related liabilities by advising these institutions in their development and implementation of lead risk management policies and procedures.
                                7
PAGE

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

Health and Safety
- -----------------

      The Company has established several health and safety training and advisory programs.

     Education and Training. ATC operates training schools under the name The Environmental Institute, as well as under ATC Environmental Inc. The Company develops and presents public and private training courses each year for those involved in environmental, asbestos, lead, hazardous materials and safety and health issues. "Right-to-Know" programs in accordance with mandates by the federal Occupational Safety and Health Administration ("OSHA"), the federal Environmental Protection Agency ("EPA") and some state regulations are designed to communicate information regarding the hazards of chemicals to workers and communities. Instructors present practical, comprehensive courses, many of which feature "hands-on" training. ATC routinely customizes courses to meet specific client needs.
                                8
PAGE

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

Management Information Systems and Risk Management
- --------------------------------------------------

      The assessment of environmental liability involves the identification of the liability, the development of an optimal response and the qualification of the cost of the response. An environmental hazard situation usually does not have only one possible response alternative, but rather a variety of alternatives. ATC offers a variety of products and services to assist in the management of these hazard situations.

      Comprehensive Environmental Management System. ATC has developed various environmental facilities management software modules. These modules are marketed to current and prospective clients and are also used in ATC's branch locations. The modules are designed to function as the prime environmental database for a company's facilities. This software can be used to keep track of scheduled environmental responses and to maintain training for personnel whose jobs involve environmental response or exposure to environmental hazards. The modules can also be used to establish audit trails of environmental responses to emergencies for regulatory agencies, ease the burden of environmental
compliance   reporting  and  manage  the  client's  exposure   to
liabilities.

      There  are  seven  different  modules  that  are  currently available: asbestos, lead paint, storage tanks, hazardous materials, hazardous waste, training/certification and environmental compliance. Each of these modules is presently available for MS DOS(TM). The Asbestos module is currently available for use under MS Windows(TM) or MS Windows 95(TM) environments.

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

Information Technology Consulting Services

      ATC's information technology consulting services encompass all phases of information system design, development, maintenance and management in client server and mainframe-based environments. The Company provides analysis and design services and system programming services to help clients in building new computer systems and modifying existing computer systems. The Company also provides support to clients in maintaining computer systems and in areas such as help desk management and other system support services. The Company's information technology services fall into the following broad categories:

      General Information Technology Consulting Services. The Company's general information technology consulting services are designed to provided highly-trained technical personnel to meet the clients' specific information technology needs. Such personnel typically provide services in the areas of design, programming, testing, implementation, maintenance, support, data conversions and the evaluation of networks, databases and operating systems.

      Advanced Technology Consulting Services. The Company provides leading-edge technology design and implementation services to its clients in the areas of information engineering methodology, computer-aided software engineering, application re-engineering, object-oriented services and web site development.
                                9
PAGE

      Outsourcing Services. The Company intends to develop outsourcing services to provide staffing and management of all aspects of an information technology project or service within guidelines established by the Company and the client. The Company's outsourcing services offerings include help desk support, remote network administration and Internet site development, hosting, maintenance and support.

      The Company's services generally involve the provision of programmers, systems analysts, and technical support staff to clients on a contract basis for projects lasting from a few months to periods exceeding one year. The Company's information technology consultants typically work full-time at a client's work site. Typically about 85% of the Company's information staff are directly involved in providing client-site services on a fee/hour basis. The remaining staff are primarily involved in managing and selling information technology services and in recruiting new staff to meet the demand for services.


Clients and Marketing

      Environmental Engineering and Consulting Services. The Company provides its environmental engineering consulting services to Fortune 500 companies, small companies, real estate property owners and managers and federal, state and local governments. The Company relies on referrals from existing and former clients, architects and engineers for a large portion of its contract leads. The Company's contracts are obtained by its sales force through a bidding process and other forms of engagement.

      Consistent with trends towards focusing on litigation, liability and cost control management, there is an increasing tendency for companies to obtain a greater share of their environmental consulting and engineering services from a smaller number of larger providers. This trend is evidenced by findings reported in EBJ that revenues for the largest environmental consulting firms grew at almost twice the industry average during 1994. RKM&A attributes this trend to such issues as the greater insurance protection and indemnity coverage that larger firms can provide. The Company believes that this trend presents a significant opportunity for firms, such as ATC, that have the technical skills, branch office locations, team mobilization capabilities and financial resources to both perform the services and provide the insurance and indemnity protection demanded by large corporate and government clients.

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

      ATC presently markets its environmental consulting and engineering services through its network of branch offices located in thirty states. Direct marketing is accomplished by technical sales representatives, technical and management personnel who call on prospective clients. ATC also relies on telemarketing, direct mail solicitation, national trade advertising and submission of competitive bids for potential governmental projects listed in industry publications. In addition, ATC markets its services through its environmental seminars and training courses for existing and potential clients.

      Information Technology Consulting Services. The Company provides its information technology consulting services to Fortune 500 and other clients, including major companies in the telecommunications, financial services and pharmaceutical industries. A significant majority of the Company's information technology services revenue is derived from its existing client base. The Company obtains new clients through personal sales presentations, telephone marketing calls, direct mail solicitation, referrals from other clients and advertising in a variety of local media.
                                10
PAGE

Competition

      The environmental engineering and information technology consulting industries in which the Company operates are subject to intense competition. In addition to the thousands of small environmental consulting and testing firms operating nationally, ATC competes with several national environmental engineering and consulting firms including Law Engineering, Inc., The Earth Technology Corporation (a subsidiary of Tyco International, Inc.), Dames & Moore, Inc. and Professional Service Industries, Inc. In the information technology consulting market, ATC competes with many small and medium-sized information technology firms as well as large temporary staffing companies, including The Olsten Corporation, Corestaff, Inc. and Accustaff Incorporated among others and large systems consulting firms. Many of ATC's present and future competitors may have greater financial, technical and personnel resources than ATC. It is not possible to predict the extent of competition which ATC will encounter in the near future as the environmental engineering and information technology consulting services industries continue to mature and consolidate. Historically, competition has been based primarily on the quality, timeliness and costs of services. The ability of ATC to compete successfully will depend upon its marketing efforts, its ability to accurately estimate costs, the quality of the work it performs, its ability to hire and train qualified personnel and the availability of insurance.

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

      The EPA, OSHA and HUD have each published regulations and guidelines to safeguard employees and public occupants from certain environmental exposures. Federal regulations specify work practices for removal of asbestos and lead containing materials from buildings. Federal law also presently requires employers to inform workers, and in some places the general public, of the dangers connected with hazardous chemicals in the
                                11
PAGE
workplace. These "Right-to Know" laws usually require employers to list all hazardous chemicals in the workplace, to instruct workers about safe work practices, and to train workers on how to respond in the case of exposure to or release of the hazardous chemical. OSHA's Hazardous Communication Standard requires all employers to provide information and training regarding hazardous chemicals in the workplace.

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

Insurance

      ATC has secured a "claims made" professional liability insurance policy covering a two year term, including contractor's pollution liability coverage, for claims with a two year per claim and aggregate limit of $10,000,000 and a deductible of $250,000. Increased limits have also been obtained on a specific endorsement basis to meet the needs of particular clients or contracts. A "claims made" policy only insures against claims filed during the period in which the policy is in effect. This policy covers both errors and omissions. ATC also carries general liability insurance in the amount of $1,000,000, with a $9,000,000 umbrella. ATC also recently added products/completed operations to its insurance coverage. ATC's policy has been renewed in each of the last several years that the policy has been in effect. The relatively low dollar amount of the policy limit currently offered, the possible future unavailability or modification of this insurance or any significant increase in insurance rates could have a materially adverse effect on ATC's operations. Further, because customers may require that ATC maintain liability insurance, the possible future unavailability of such insurance could adversely affect ATC's ability to compete effectively.

Personnel

      As of June 14, 1996, ATC employed 2,149 employees, 1,589 of which are full-time employees and 560 are employed on a part time basis. ATC's employees consist of 1,760 technical and professional personnel, 38 sales and marketing persons and 351 administrative employees inclusive of executive officers. The backgrounds of ATC's technical and professional staff include, among other disciplines, environmental engineering, information technology, industrial hygiene and hydrogeology, chemistry, biology and geology. In addition to the part time employees, ATC from time-to-time hires additional personnel on a temporary basis.

     ATC believes that it has been able to establish and maintain a stable work force of experienced personnel by paying competitive wages and by providing standard benefits. ATC also pays the costs as they arise to have its workers certified for its asbestos and environmental requirements, including tuition at a certified training program and fees for certification, testing and licensing. ATC believes that its own training school has helped to ensure the availability of a trained work force.
                                12
PAGE

Item 2. Properties
        ----------

      ATC leases office space, laboratory facilities, temporary housing facilities and storage space under operating lease agreements which expire at varying dates. Although ATC's utilization of these leased facilities is near maximum capacity at all locations, there is no location at which ATC foresees any material difficulty in leasing adequate supplementary facilities, if necessary, under terms similar to those enjoyed under current leases. The following leases could be considered material leases:
ATC's principal executive, administrative, operations and laboratory facilities, aggregating approximately 40,000 square feet are located at 104 East 25th Street, New York, NY 10010 at a base rate of $340,000 per annum with a term ending on September 30, 2001. ATC has an eight year lease for office and laboratory premises aggregating 7,500 square feet at 39 Spruce Street, East Longmeadow, Massachusetts 01028 at a base rate of approximately $80,000 per annum. ATC and its Hygeia subsidiary have three separate lease and sublease agreements (aggregated for the purpose of determining material leases) covering the premises housing its consulting and laboratory operations at 600 West Cummings Park, Woburn, Massachusetts, comprising approximately 13,400 square feet at an annual aggregate base rent of approximately $140,000. Although each separate lease of this group has a different term, the terms generally run through the summer of 1997. ATC has a material lease in California and has committed to enter into a second lease. The first is for approximately 9700 square feet of office space at 50 East Foothill Boulevard, Arcadia, California 91006. This lease runs through March, 1997, at an annual base rental of $105,600. The second lease is for approximately 8,600 square feet in Tustin, California at an annual rate of $108,576. ATC entered into three material leases with the Mann Realty Company in connection with its acquisition of the operations of ATEC. These leases are for premises in Indianapolis, Indiana, Dallas, Texas and Atlanta, Georgia, covering 28,500 square feet, 12,150 square feet and 18,700 square feet, respectively, at annual rents of $170,712, $100,800 and $178,776, respectively. The terms of these three leases are ten years with an option to terminate after four years upon the occurrence of certain specified business conditions.
      In its business, ATC utilizes various laboratory, field and computer equipment which are owned or leased. ATC also rents equipment on a project-by-project basis.

Item 3. Legal Proceedings
        -----------------

      First Fidelity Bank, NA., et al v. Hill International, Inc. et al, Superior Court of New Jersey, Law Division, Burlington County, Docket No. Bur-L-03400-95, filed December 19, 1995. On December 19, 1995, a second amended complaint was filed in the above-entitled action which joined the Company as a defendant and included a count against the Company seeking recovery of certain assets purchased from Hill International, Inc. ("Hill") on the grounds that plaintiff banks hold security interests in the assets and that Hill is in default under the security agreement creating such alleged security interests. The plaintiffs in this action are First Fidelity Bank, N.A. and United Jersey Bank, N.A. The primary defendants are Hill International, Inc. and certain of its subsidiaries, and Irvin Richter, David Richter, Janice Richter and William Doyle. Irvin Richter and David Richter are officers and stockholders of Hill. In April 1996, ATC filed a cross-claim against Hill, Irvin Richter and David Richter alleging breach of contract, fraud, among other allegations and seeking unspecified damages, including punitive damages and equitable relief. The cross-defendants have not yet answered ATC's allegations as of June 18, 1996; however, Hill has filed a demand for arbitration seeking the payment from ATC of the remaining approximately $1.3 million in consideration that Hill has yet to receive from its sale of assets to ATC. Of this amount, ATC paid $730,625 to the Court in May 1996. ATC disputes Hill's claim on breach of contract and other grounds. These related cases are in their early stages with discovery yet to take place. In the Company's opinion, the outcome of this matter will not have a significant effect on the Company's financial position or future results of operations.
                                13
PAGE

Item 11.   Executive Compensation.
           -----------------------

      Summary Compensation Table - The following table provides information with respect to the compensation of ATC's Chief Executive Officer (CEO) and its executive officers, other than the CEO, who where serving as executive officers at the end of fiscal 1996 whose total annual salary and bonus, if any, exceeded $100,000.

                          SUMMARY COMPENSATION TABLE

                                                                Long Term
                                                                Compensation
              Annual Compensation                               Awards Payouts

       (a)              (b)      (c)        (d)      (e)       (f)       (g)       (h)       (i)

                                                       Other      Re-    Secur-                ALL
     Name and            Year                         Annual   stricted   ities               Other
    Principal            Ended                       Compen-    Stock     Under-    LTIP      Compen-
     Position           February Salary     Bonus     sation   Award(s)   lying    Payouts    sation
                        28(29)     ($)       ($)       ($)       ($)     Options     ($)       ($)

- ----------------------- -------  -------   -------   -------   -------   -------   -------   -------

                        1996     225,000   141,774      -0-       -0-       -0-      -0-      -0-

Morry F. Rubin,         1995     225,000   132,500      -0-       -0-       -0-      -0-      -0-

President and           1994     120,000    62,500      -0-       -0-       -0-      -0-      -0-
Chief Executive Officer


                        1996     225,000   141,774      -0-       -0-       -0-      -0-      -0-

George Rubin,           1995     225,000   132,500      -0-       -0-       -0-      -0-      -0-

Chairman of the Board   1994     144,231    62,500      -0-       -0-       -0-      -0-      -0-
and Secretary


                        1996     142,308      -0-     6,000(1)    -0-     30,000     -0-      -0-

Christopher P. Vincze   1995     105,385    86,500    5,550(1)    -0-     17,500     -0-      -0-

Senior Vice President   1994      96,682    98,000    4,200(1)    -0-      2,500     -0-      -0-


                        1996     142,308      -0-       -0-       -0-     30,000     -0-      -0-

Nicholas J. Malino      1995     105,385    86,500      -0-       -0-     37,500     -0-      -0-

Senior Vice President   1994      96,154    98,000      -0-       -0-      2,000     -0-      -0-

____________

 (1) Represents compensation relating to a car allowance.

                                14
PAGE

       Options Grants Table - The following table provides information with respect to individual grants of stock options by ATC during fiscal 1996 to each of the executive officers named in the preceding summary compensation table.

                    OPTION GRANTS IN LAST FISCAL YEAR


                                                                            Potential
                                                                          Realized Value
                                                                              at
                                                                          Assumed Annual
                                                                          Rates of Stock
                                                                        Price Appreciation
                        Individual    Grants                            for Option Term (2)


    (a)                    (b)          (c)      (d)        (e)              (f)     (g)
                                        % of
                         Number        Total
                           of         Options
                        Securities    Granted
                        Underlying       to
                         Options      Employees Exercise
                         Granted      in Fiscal  Price    Expiration
    Name                   (#)        Year (1)   ($/SH)      Date         5% ($)   10% ($)
- ----------------        ----------    ---------  -------- ----------      -------  -------

Morry  F.  Rubin           -0-          -0-      N/A        N/A             -0-     -0-


George Rubin               -0-          -0-      N/A        N/A             -0-     -0-


Christopher P. Vincze    20,000        12.1%    13.43      7-12-2000 (3)  74,209   163,983
                         10,000         6.1%    11.50     12-11-2000 (3)  31,772    70,209

                         20,000        12.1%    13.43      7-12-2000 (3)  74,209   163,983
Nicholas  J. Malino      10,000         6.1%    11.50     12-11-2000 (3)  31,772    70,209

     N/A - not applicable
____________

(1) The `% of Total Options Granted to Employees in Fiscal Year' is based upon options granted by ATC employees only and excludes options granted to non-employees and ATC options issued to replace previously outstanding Aurora options and warrants resulting from the Aurora merger.

(2) The potential realizable value of each grant of options assumes that the market price of ATC's Common Stock appreciates in value from the date of grant to the end of the option term at annualized rates of 5% and 10%, respectively, after subtracting out the applicable exercise price.

(3) The options granted to Messrs. Vincze and Malino become exercisable over a period of five years with one-fifth vesting at the date of grant and an additional one-fifth vesting on each of the four subsequent anniversaries of the date of grant and expire within five years of the date of grant.
                                15
PAGE

     Aggregated Option Exercises and Fiscal Year-End Option Table

   The following table provides information with respect to each exercise of stock options during fiscal 1996 by each of the executive officers named in the preceding summary compensation table and the fiscal year-end value of unexercised options.

     AGGREGATED OPTION/EXERCISES IN LAST FISCAL YEAR AND FISCAL
                    YEAR - END OPTION VALUES

     (a)           (b)            (c)            (d)              (e)
                                              Number of
                                             Securities         Value of
                                             Underlying        Unexercised
                                             Unexercised      In-the-Money
                                             Options at          Options
                                             FY-End (#)       at FY-End ($)
                  Shares
               Acquired on       Value      Exercisable/      Exercisable/
                 Exercise    Realized (1)   Unexercisable     Unexercisable
    Name           (#)            ($)            (1)               (1)

Morry F. Rubin     -0-            -0-        80,000 / -0-     1,348,038 / -0-


George Rubin       -0-            -0-       490,500 / -0-     5,146,625 / -0-


Christopher        -0-            -0-        38,000 / 29,500    192,468 / 85,812
P. Vincze

Nicholas J.        -0-            -0-        47,300 / 22,200     60,350 / 88,775
Malino

____________

(1) The aggregate dollar values in column (c) and (e) are calculated by determining the difference between the fair market value of the Common Stock underlying the options and the exercise price of the options at exercise or fiscal year end, respectively. ATC's last sale price at the close of business on February 29, 1996 was $12 1/4. Stock options and warrants of Aurora converted into ATC options and warrants pursuant to the terms of the Merger Agreement are included above.

                                16
PAGE

Board of Directors Report on Executive Compensation

      The Board of Directors of ATC is composed of five members, namely, George Rubin, Chairman of the Board, Morry F. Rubin, Chief Executive Officer ("CEO"), Richard L. Pruitt, Vice President, Principal Accounting Officer, Julia S. Heckman, Managing Director with Rodman & Renshaw, Inc.'s investment banking group and Richard S. Greenberg, Director of the Environmental Management Consulting Services Group at Coopers & Lybrand LLP. The Board is responsible for reviewing and determining the annual salary, bonuses, stock option grants and other compensation of the executive officers of ATC.

      This report describes the policies and rationales of the Board in establishing the principal components of executive compensation in fiscal 1996. The Board's review and determination of executive compensation includes consideration of the following factors: (a) compensation surveys of similar size companies, (b) past and future performance contributions of each executive officer and (c) the performance of ATC, both separately and relative to similar size companies.

      Under the direction of the Board, ATC has developed a compensation strategy designed to compensate its executives on a performance basis. The strategy is intended to (a) reward executives for long-term strategic management and the enhancement of Stockholder value, (b) facilitate ATC's short and long-term planning process and (c) attract and retain key executives critical to the long-term success of ATC.

     Compensation for the CEO and other Named Executives consists of a fixed base salary and variable components, including both short-term and long-term incentive compensation in the form of bonuses and stock option grants. In evaluating the performance and setting the incentive compensation of executive management the Board considered the factors described above and that ATC completed various acquisitions and experienced growth in revenues and earnings during the past three fiscal years.

      Based on the foregoing, the Board believes that ATC's executive management is dedicated to its corporate objectives of achieving significant improvements in long-term financial and operating performance. The executive compensation program outlined below is designed to implement this strategy by rewarding management for achieving these objectives.

     Base Salary. ATC's base salary is designed to recognize the sustained and cumulative effect on long-term results that its executives have demonstrated. The base salary is a remuneration for services provided and is generally fixed at levels which are competitive with amounts paid to executives at comparable companies.

     Short-Term Incentives. Short-term incentives in the form of bonuses are paid to each of the Executives named in the summary compensation table to recognize performance that is related to the achievement of key financial and operating objectives that have been established for a fiscal year. Since short-term incentives should generally reflect one year contributions, the size of the payments may vary considerably from year to year, depending on the performance of ATC, the executive, his individual activities and terms of any employment contracts.

      Long-Term Incentives. The Board recognizes that long-term incentive compensation is a substantial component of the total pay package linking executive pay and corporate performance. At ATC, long-term incentive compensation in the form of equity based compensation is intended to link the interests of its executives with the interests of ATC's Stockholders by rewarding executives with stock options for both past and anticipated achievements of the Executive.

      Chief Executive Officer's Fiscal 1996 Compensation . As more specifically set forth in the Summary Compensation Table, during fiscal 1996, Mr. Morry F. Rubin earned an annual salary of $225,000 and an annual bonus equal to 2-1/2 % of ATC's consolidated pre-tax profits.

      In  determining  Mr. Rubin's 1996 compensation,  the  Board
                                17
PAGE
considered the factors applied to the compensation of all executive officers as discussed above. The Board decided that, based on these criteria, ATC's performance based on the creation of Stockholder value, cash flow, and net income and that his annual compensation is generally less than that paid to CEO's of similar companies.

     The foregoing report has been approved by all members of the Board.

               George Rubin  - Chairman
               Morry F. Rubin
               Richard L. Pruitt
               Julia s. Heckman
               Richard S. Greenberg

                                18
PAGE

Comparative Performance by ATC

      ATC is presenting a chart comparing the cumulative total stockholder return on its Common Stock with the cumulative Stockholder return of (1) a broad equity market index, and (2) a published industry index or peer group for the past five years. such chart compares the performance of ATC's Common Stock with
(1) the NASDAQ Stock Market Index and (2) a group of public companies each of whom are listed in the peer group sanitary and other services and assumes an investment of $100 in ATC's Common Stock and on March 1, 1991 an investment of $100 in each of the stocks comprising the NASDAQ Stock Market Index and the stocks of the peer group sanitary and other services.

                                19
PAGE

        COMPARISON OF FIVE YEAR-CUMULATIVE TOTAL RETURNS
                     PERFORMANCE GRAPH FOR
                     ATC ENVIRONMENTAL INC.

PREPARED BY THE CENTER FOR RESEARCH IN SECURITY PRICES
PRODUCED ON MAY 23, 1996 INCLUDING DATA TO FEBRUARY 29, 1996
                                20
PAGE

Compensation Committee Interlocks and Insider Participation

      The Board of Directors of ATC is composed of five members, namely, George Rubin, Chairman of the Board, Morry F. Rubin, ATC's Chief Executive Officer ("CEO"), Richard L. Pruitt, Vice President, Principal Accounting Officer, Julia S. Heckman, Managing Director with Rodman and Renshaw, Inc.'s. Investment Banking Group and Richard S. Greenberg Esq., a director of the Environmental Management Group at Coopers & Lybrand. The Board of Directors has recently appointed an Audit Committee and a Compensation Committee consisting of three directors including Morry F. Rubin and Richard S. Greenberg and Julia S. Heckman. The Audit Committee will be responsible, among other things, for approving any transactions between the Company and any of its directors, officers or affiliates. Since August 1995, the Compensation Committee is responsible for setting compensation of the executive officers of the Company and for granting any further options to purchase Common Stock. Prior to August 1995, the Board had sole responsibility for reviewing and determining the annual salary, bonuses, stock option grants and other compensation of the executive officers of ATC.

      George Rubin and Morry F. Rubin are officers and/or directors of ATC's subsidiaries. Morry F. Rubin, George Rubin and Richard L. Pruitt each receive all of their respective cash compensation through ATC. However, derivative securities such as options or warrants have in the past been granted to each of the aforesaid persons by Aurora, although none were granted during fiscal 1996.
     George Rubin is one of two directors of National Diversified Services, Inc. ("National"). During National's fiscal year ended December 31, 1995, no cash compensation was paid to any officer of ATC. During ATC's past fiscal year, Aurora, ATC and their subsidiaries had no business relationship with National.

Employment Contracts and other Compensating Arrangements

      George  Rubin, Morry Rubin, Nicholas Malino and Christopher
P. Vincze receive annual salaries of approximately $225,000, $225,000, $170,000 and $170,000, respectively. Salaries of all executive officers of ATC (8 persons), currently aggregate approximately $1,083,000. ATC has no employment contracts with its executive officers. All salaries and bonuses are at the discretion of the Board of Directors, however, ATC's Board of Directors has agreed to pay bonuses to each of George Rubin and Morry F. Rubin of 2-1/2% of pre-tax profits based upon fiscal 1997 operating results and to Christopher Vincze and Nicholas Malino based upon operating income exclusive of ATC's subsidiary, ATC InSys Technology, Inc. as described below. The bonuses to be paid to such officers for fiscal 1997 are not pursuant to any written agreements.

      During fiscal 1990, ATC approved an employee savings plan which allows voluntary contributions by eligible employees into designated investment funds. ATC may, at the discretion of its Board of directors, make additional contributions on behalf of the Plan's participants. No contributions were made by the Company in fiscal years 1994, 1995, and 1996.

     ATC has no other annuity, pension or retirement benefits for its employees. ATC provides life, dental and health insurance, which is available to all full-time employees. ATC has not afforded any of its officers or directors any personal benefits, the value of which exceeds 10% of his salary, which are not directly related to job performance or provided generally to all salaried employees. During fiscal 1996, ATC granted options to purchase 7,500 shares to each of Julia S. Heckman and Richard S. Greenberg, Esq., ATC's two outside directors. No other compensation was paid to ATC's directors during fiscal 1996 for serving in the capacity of director and there are no current arrangements for future compensation of directors. Depending upon the number of meetings and the time required for ATC's operations, ATC may decide to compensate its directors in the future.

ATC Stock Option Plans

     On January 12, 1988, the board of directors of ATC adopted a Stock Option Plan (the "1988 Plan") which was ratified by Stockholders on January 12, 1988. The Plan covers 200,000 shares of Common Stock and is intended to strengthen ATC's ability to attract and retain in its employ experienced persons and to attract other persons to become associated with, and/or to maintain their association with, ATC and its subsidiaries in various capacities (e.g. consultants, salespersons) other than
                                21
PAGE
that of an employee, by affording such employees and other persons an opportunity to hold a proprietary interest in ATC. The Plan authorizes the issuance of the options covered thereby as either "Incentive Stock Options" within the meaning of the Internal Revenue Code of 1986, as amended, or as "Non-Statutory Options". While any person is eligible to receive Non-Statutory options, only employees are eligible to receive an Incentive Option under the provisions of applicable law. The Plan also provided that no options may be granted after January 11, 1998.

      The Plan is administered by ATC's Board of Directors, which has the authority to determine the persons to whom options shall be granted, whether any particular option shall be an Incentive Option or a Non-Statutory Option, the number of shares to be covered by each option, the time or times at which options will be granted or may be exercised and the other terms and provisions of the options except that the Plan prohibits the exercise of an Incentive Stock Option unless the Optionee has been continuously employed by ATC from the date of grant to the date of exercise. Accordingly, Incentive Stock Options terminate upon termination of the Optionee's employment with ATC for any reason whatsoever. The Plan also provides that: (i) the exercise price of options granted thereunder shall not be less than 100% (or in the case of an Incentive Option, 110% if the optionee owns 10% or more of the outstanding voting securities of ATC) of the fair market value of such shares on the date of grant, as determined by the Board, and
(ii) no option by its terms may be exercised more than ten years (five years in the case of an Incentive Option, where the optionee owns 10% or more of the outstanding voting securities of
ATC) after the date of grant. Any options which are canceled or not exercised within the option period become available for future grants.

       On July 16, 1993, ATC adopted the 1993 Incentive and Non-Qualified Stock Option Plan covering 200,000 shares (the "1993 Plan"). On December 14, 1995 the 1993 Plan was amended to increase the number of shares covered to 500,000 shares. The 1993 Plan provides no options may be granted after July 15, 2003. The 1993 Plan is similar in all respects to the 1988 Stock Option Plan described above.

      On June 29, 1995 ATC adopted a new stock option plan (the "1995 Plan") to replace Aurora's 1987 Stock Option Plan, except that the shares covered by the new plan are limited to 81,750. These options were granted to Morry Rubin in replacement of Aurora's options previously held at an exercise price of $5.32 per share and expire January 2004.

      As of February 29, 1996, ATC has options outstanding to purchase 584,720 shares (under the 1988, 1993 and 1995 Plans) at exercise prices ranging from $1.875 per share to $17.00 per share. As of February 29, 1996, options to purchase 307,950 shares of ATC's Common Stock are currently exercisable.
                                22
PAGE

Item 14        Exhibits, Financial Statement Schedules, and
Reports on Form  8-K.

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

     (b)       Reports on Form 8-K

     No reports on Form 8-K were filed during the three months
ended February 29, 1996.  However, an amendment to a Form 8-K dated November 10, 1995 was filed during the quarter ended
February 29, 1996.
                                23
PAGE

EXHIBIT INDEX
- ----------------------------------------------------------------------
Exhibit

  2 Agreement and Plan of Merger to reincorporate in Delaware (contained in Exhibits 3(b) and 3(c)(1))

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

  10(h)   Non-Competition Agreement of David L. Richter to
          ATC Environmental Inc. Delivered on November 10, 1995(5)

  10(i)   Agreement for Sale and Purchase of Business
          Assets on May 24, 1996, among ATC Environmental, American Testing and Engineering Corporation d/b/a ATEC Associates, Inc. and Gerald D. Mann.(11)

  10(j)   Assumption of Liabilities Agreement on May 24,
          1996, among ATC Environmental Inc., American Testing and Engineering Corporation and Gerald D. Mann.(11)

  10(k)   Master Equipment Lease Agreement on May 24,
          1996, between ATC Environmental Inc. and American Testing and Engineering Corporation.(11)

  10(l) Master Sublease Agreement on May 24, 1996, between ATC Environmental Inc. and American Testing and
          Engineering Corporation covering premises leases at Indianapolis, IN, Atlanta, GA and Dallas, TX.(11)

                                24
PAGE

  10(m)   Non-Competition Agreement on May 24, 1996, between ATC
          Environmental Inc. and American Testing and Engineering
          Corporation.(11)

  10(n) Mann Non-Competition Agreement on May 24, 1996, between ATC Environmental Inc. and Gerald D. Mann.(11)

  10(o) WATEC Non-Competition Agreement on May 24, 1996, between ATC Environmental Inc. and Waste Abatement
          Technology, LLP.(11)

  10(p)   Security Agreement on May 24, 1996, among ATC
          Environmental Inc., American Testing and Engineering
          Corporation and Gerald D. Mann.(11)

  10(q)   $500,000 Letter of Credit on May 24, 1996, from
          Chemical Bank, N.A. against the account of ATC
          Environmental Inc. in favor of American Testing and Engineering Corporation.(11)

  10(r)   Agreement for Sale and Purchase of Business
          Assets on May 28, 1996, among ATC In Sys Technology Inc., 3D Information Services Inc. and Ciro De Saro.(11)

  10(s)   Assumption of Liabilities Agreements on May 28,
          1996, between ATC In Sys Technology Inc., 3D Information Services Inc. and Ciro De Saro.(11)

  10(t)   Stockholders Non-Competition Agreement on May
          28, 1996, between ATC In Sys Technology Inc. and the stockholders of 3D Information Services Inc.(11)

  10(u)   Three-year, $2,500,000 Promissory Note on May
          29, 1996, from ATC Environmental Inc. to 3D Information
          Services Inc.(11)

  11      Statements re:  Computation of per share earnings(*)

  21      Subsidiaries of Registrant(4)

  23      Independent Auditors' Consent-Deloitte & Touche LLP(*)

  27      Financial Data Schedule(*)

  99      1988 Stock Option Plan(7)

  99(a)   1993 Stock Option Plan(8)

___________________________

* Previously filed.

                                25
PAGE

- ----------------------------------------------------------------------
  (1)     Reference is  made  to  the  Registrant's  Registration
          Statement  File  No.  33-19889  on  Form  S-1,   which   is
          incorporated by reference and contains exhibits 2, 3(a), 3(b) and 3(c).

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

  (8)     Reference   is  made  to  the  Registrant's   Form  S-8
          Registration   Statement,  File  No.  33-77578   which   is
          incorporated by reference and contains Exhibit 99(a).

  (9) Reference is made to the Registrant's Form 10-Q for the quarter ended May 31, 1995, which is incorporated by reference and contains Exhibit 3(d).

  (10)    Reference is made to the Registrant's Form  10-K  for
          its   fiscal  year  ended  February  28,  1995,  which   is
          incorporated by reference and contains Exhibit 10(b).

  (11)    Reference is made to the Registrant's Form 8-K  dated
          May  24,  1996,  as  amended,  which  is  incorporated   by
          reference and contains Exhibits 10(i) - 10(u).

                           SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ATC  ENVIRONMENTAL, INC.
                                              ------------------------
                                                    (Registrant)


Dated: June 21, 1996                       /s/ Richard L. Pruitt
                                        -------------------------------
                                        RICHARD L. PRUITT,
                                        Vice President and
                                        Principal Accounting Officer
PAGE