Form 10-Q
period 1996-05-31
ATC ENVIRONMENTAL INC
filed 1996-07-16
CIK 828828

                                 UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

        [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended May 31, 1996

                                    OR

        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                     Commission File Number: 1-10583
                                             -------

                          ATC ENVIRONMENTAL INC.
          (Exact name of Registrant as specified in its charter)


         Delaware                               46-0399408
 ------------------------               ----------------------------
   (State or other                            (I.R.S. Employer
      jurisdiction of                        Identification No.)
     incorporation or
      organization)

  104 East 25th Street,
        10th Floor
   New York, New York                              10010
 -----------------------                ----------------------------
  (Address of principal                         (Zip Code)
    executive offices)

   Registrant's telephone number, including area code:  (212) 353-8280
                                                        --------------

                                   None
                                   ----

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares outstanding of the Registrant's Common Stock as of July 11, 1996 was 7,786,049.

PAGE

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 31, 1996

                                                                   Page
PART I - FINANCIAL INFORMATION:

  Item 1 - Financial Statements:

       Consolidated Balance Sheets
         February 29, 1996 and May 31, 1996 (Unaudited)                 F-3

       Consolidated Statements of Operations
         Three months ended May 31, 1995 and 1996 (Unaudited)           F-4

       Consolidated Statements of Stockholders' Equity
         Three months ended May 31, 1995 and 1996 (Unaudited)           F-5

       Consolidated Statements of Cash Flows
         Three months ended May 31, 1995 and 1996 (Unaudited)           F-6

       Notes to Consolidated Financial Statements (Unaudited)           F-7

  Item 2 - Management's Discussion and Analysis of Financial            F-12
    Condition and Results of Operations

PART II - OTHER INFORMATION:

  Items 1-6                                                             F-16

  Signatures                                                            F-17

  Exhibit 11 - Computation of Earnings Per Share
    Three months ended May 31, 1995 and 1996 (Unaudited)                F-18

  Exhibit 27 - Financial Data Schedule
    May 31, 1996 (Unaudited)                                            F-19

                                F-2
PAGE

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
FEBRUARY 29, 1996 AND MAY 31, 1996 (Unaudited)

                                                           February 29,     May 31,
                                                              1996           1996
                                                           -----------    -----------
                                                                          (Unaudited)
ASSETS
- ------
CURRENT ASSETS:
  Cash and cash equivalents ............................   $13,469,443     $6,744,916
  Trade accounts receivable, less allowance for
    doubtful accounts ($383,220 at February 29, 1996
    and $1,057,355 at May 31, 1996).....................    14,161,774     27,992,442
  Costs in excess of billings on uncompleted contracts..     2,333,835     11,431,899
  Prepaid expenses and other current assets.............       906,289      3,423,754
  Deferred income taxes.................................       440,600        440,600
                                                           -----------    -----------
    Total current assets................................    31,311,941     50,033,611

PROPERTY AND EQUIPMENT, Net (Note C)....................     3,606,755      3,681,545

GOODWILL, net of accumulated amortization (Note B)
  ($453,646 at February 29, 1996 and $575,283 at
  May 31, 1996).........................................    11,375,399     34,791,339
COVENANTS NOT TO COMPETE, net of accumulated
  amortization (Note B) ($258,099 at February 29, 1996
  and $299,166 at May 31, 1996).........................       274,401        763,334
OTHER ASSETS............................................       116,104        783,471
                                                           -----------    -----------
                                                           $46,684,600    $90,053,300
                                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
  Short-term debt.......................................    $1,122,552     $1,810,200
  Current maturities of long-term debt..................       354,858      1,414,927
  Accounts payable......................................     2,231,175      7,396,440
  Income taxes payable..................................        42,500        754,734
  Accrued compensation..................................     1,421,330      3,488,892
  Other accrued expenses (Note B).......................     1,162,210     11,976,812
                                                           -----------    -----------
    Total current liabilities...........................     6,334,625     26,842,005

LONG-TERM DEBT, less current maturities (Note A)........       361,944     21,856,003
OTHER LIABILITIES.......................................       598,817        371,972
DEFERRED INCOME TAXES...................................       196,800        196,800
                                                           -----------    -----------
    Total liabilities...................................     7,492,186     49,266,780
                                                           -----------    -----------
COMMITMENTS AND CONTINGENCIES (Notes B and E)

STOCKHOLDERS' EQUITY (Note D):
  Common stock, par value $.01 per share; authorized
   20,000,000 shares; issued and outstanding 7,796,577
   shares at February 29, 1996 and 7,784,657 shares at
   May 31, 1996........................................         77,966         77,847
  Additional paid-in capital...........................     29,030,189     28,978,430
  Notes receivable - common stock......................        (45,000)       (45,000)
  Retained earnings....................................     10,129,259     11,775,243
                                                           -----------    -----------
  Total stockholders' equity...........................     39,192,414     40,786,520
                                                           -----------    -----------
                                                           $46,684,600    $90,053,300
                                                           ===========    ===========

See notes to consolidated financial statements.

                                F-3
PAGE

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MAY 31, 1995 AND 1996 (Unaudited)

                                                                Three Months Ended
                                                                     May 31,
                                                           --------------------------
                                                              1995           1996
                                                           -----------    -----------
REVENUES...............................................    $10,814,953    $16,645,983

COST OF REVENUES.......................................      5,545,411      9,363,971
                                                           -----------    -----------
     Gross profit......................................      5,269,542      7,282,012

OPERATING EXPENSES:
  Selling..............................................        329,629        542,582
  General and administrative...........................      3,365,964      3,918,015
  Provision for bad debts..............................         47,400        132,635
                                                           -----------    -----------
                                                             3,742,993      4,593,232
                                                           -----------    -----------
     Operating income..................................      1,526,549      2,688,780
                                                           -----------    -----------

NONOPERATING EXPENSE (INCOME):
  Interest expense.....................................        109,508         57,326
  Interest income......................................        (43,772)      (130,035)
  Other................................................         (1,815)       (10,814)
                                                           -----------    -----------
                                                                63,921        (83,523)
                                                           -----------    -----------

     Income before income taxes........................      1,462,628      2,772,303

INCOME TAX EXPENSE.....................................        567,500      1,054,000
                                                           -----------    -----------

NET INCOME.............................................       $895,128     $1,718,303
                                                           ===========    ===========

EARNINGS PER COMMON SHARE AND
  DILUTIVE COMMON EQUIVALENT SHARE:
     Primary (Note D)..................................     $      .15     $      .20
                                                           ===========    ===========
     Fully diluted (Note D)............................     $      .15     $      .20
                                                           ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
     Primary...........................................      6,123,312      8,581,643
                                                           ===========    ===========
     Fully diluted.....................................      6,123,312      8,680,339
                                                           ===========    ===========


See notes to consolidated financial statements.

                                F-4
PAGE

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MAY 31, 1995 AND 1996 (Unaudited)

                                                                                                1995

                                                                                               Notes
                                                                              Additional    Receivable
                                                     Common    Stock           Paid-in       -Common      Retailed
                                                  Shares        Amount        Capital        Stock         Earnings       Total
                                                -----------    ----------   -----------    ------------   -----------   ---------

BALANCE, February 28, 1995.....................    5,738,018       $57,380    $7,484,453       $(15,000)  $6,286,361    $13,813,194

  Sale of common stock at $2.13 per share,
    upon exercise of stock options and warrants          300             3           636              -            -            639
  Common stock commitment in connection with
    asset purchase.............................            -             -        22,500              -            -         22,500
  Net income...................................            -             -             -              -       895,128       895,128
                                                ------------   -----------  ------------   ------------   -----------   -----------
BALANCE, May 31, 1995..........................    5,738,318       $57,383    $7,507,589       $(15,000)   $7,181,489   $14,731,461
                                                ============   ===========  ============   ============   ===========   ===========

                                                                                          1996

                                                                                                Notes
                                                                              Additional    Receivable
                                                       Common   Stock          Paid-in       -Common        Retailed
                                                   Shares       Amount         Capital       Stock          Earnings      Total
                                                -----------    -----------   ------------   -----------   ------------  ----------

BALANCE, February 29, 1996.....................  7,796,577       $77,966     $29,030,189    $(45,000)   $10,129,259    $39,192,414

  Sale of common stock at $4.13 per share, upon
    exercise of stock options and warrants.....        400             4           1,646           -              -          1,650
  Continuing registration costs applied against
    additional paid in capital.................          -             -          (1,415)          -              -         (1,415)
  Stock received as consideration for
    sale of assets.............................    (12,320)         (123)        (51,990)          -        (72,319)      (124,432)
  Net income...................................           -            -               -           -      1,718,303      1,718,303
                                                -----------   ----------   -------------   ----------   ------------   -----------
BALANCE, May 31, 1996..........................   7,784,657      $77,847     $28,978,430    $(45,000)   $11,775,243    $40,786,520
                                                ===========   ==========   =============   ==========   ============   ===========


See notes to consolidated financial statements.

                                F-5
PAGE

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MAY 31, 1995 AND 1996 (Unaudited)

                                                                Three Months Ended
                                                                     May 31,
                                                           --------------------------
                                                              1995           1996
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...........................................       $895,128     $1,718,303
  Adjustments to reconcile net income to net cash from
   operating activities:
    Depreciation and leasehold amortization............        170,133        198,728
    Amorization of goodwill and covenants..............         95,379        162,704
    Provision for bad debts............................         47,400        132,635
    Other liabilities..................................        (54,107)       (30,074)
    Changes in operating assets and liabilities, net of
     amounts acquired in acquisitions:
      Accounts receivable and cost in excess of
        billings on uncompleted contracts..............     (1,445,500)    (2,849,887)
      Prepaid expenses and other assets................        147,542       (453,025)
      Accounts payable and other liabilities...........     (1,077,940)    (3,149,254)
      Income taxes payable.............................        215,142        712,252
                                                           -----------    -----------
        Net cash flows from operating activities.......     (1,006,823)    (3,557,618)
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of American Testing and Engineering Corp.,
    net of cash acquired...............................              -     (8,965,952)
  Purchase of 3D Information Services, Inc
    net of cash acquired...............................              -     (2,926,681)
  Purchase of BSE Management, Inc. ....................       (103,077)             -
  Purchase of Con-Test, Inc. ..........................       (123,848)             -
  Purchase of R.E. Blattert and Associates.............        (53,068)             -
  Purchase of property and equipment...................       (122,649)      (429,435)
  Other................................................        (13,484)        49,910
                                                           -----------    -----------
        Net cash flows from investing activities.......       (416,126)   (12,272,158)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt and notes
   payable.............................................        816,660     20,919,941
  Proceeds from issuance of common stock, net of
   expenses ...........................................            639          1,650
  Principal payments on long-term debt and notes
   payable, including capital lease obligations........       (293,309)   (11,814,927)
  Payments for continuing registration costs...........              -         (1,415)
                                                           -----------    -----------
        Net cash flows from financing activities.......        523,990      9,105,249
                                                           -----------    -----------

        Net change in cash and cash equivalents........       (898,959)   (6,724,527)

CASH AND CASH EQUIVALENTS, Beginning of period.........      1,377,862    13,469,443
                                                           -----------    ----------
CASH AND CASH EQUIVALENTS, End of period...............    $   478,903    $6,744,916
                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments for:
    Interest...........................................    $   109,508    $    58,190
                                                           ===========    ===========
    Income taxes.......................................    $   352,352    $   356,969
                                                           ===========    ===========

See notes to consolidated financial statements.

                                F-6
PAGE

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MAY 31, 1996 (Unaudited)

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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's financial statements for the fiscal year ended February 29, 1996, which are included in the Company's Annual Report on Form 10-K.

      Nature of Business - ATC is a national environmental consulting and engineering firm providing assessment, monitoring, training, analytical and management services for environmental projects. These services are provided nation-wide through a network of regional offices. Because the Company conducts its operations in a single industry, segment information is not presented.

      Significant Customers - Revenues from two customers comprised approximately 5.6% of total revenues during the three months ended May 31, 1996 as compared to 8.7% for the three months ended May 31, 1995.

      Credit Facilities - On May 24, 1996 the Company entered into a $20,000,000 bridge credit facility with Chemical Bank and Atlantic Bank of New York. Under the terms of the credit agreement, the Company may borrow up to the amount of the facility, with interest payable monthly at 1.75% above the adjusted Eurodollar rate (7.2% at May 31, 1996). The agreement contains certain restrictive covenants which are consistent for this type of facility, including restrictions on dividend payments. Amounts borrowed are due September 20, 1996. The Company is currently negotiating and anticipates entering into a longer term agreement with the banks prior to the maturity date of the credit agreement. As a result of the Company's intent and ability to secure long term financing, the amounts borrowed under the bridge credit facility have been classified as long term debt in the accompanying consolidated balance sheet.

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

                                F-7
PAGE

B.  BUSINESS ACQUISITIONS AND MERGER

     The following acquisitions have been accounted for as purchases. The acquired company's assets and liabilities are included in the accompanying consolidated balance sheets at fair value at the date of purchase. The acquired company's operations subsequent to the acquisition are included in the accompanying consolidated statements of operations.

Fiscal 1997
- -----------
      American Testing and Engineering Corporation - On May 24, 1996 ATC purchased certain assets and assumed certain liabilities of American Testing and Engineering Corporation ("ATEC"), a national environmental consulting firm. ATEC provides environmental engineering and consulting services through a large network of branch and regional offices. The purchase price was comprised of the following consideration:

     Amounts paid to seller and a majority owner:
        Cash............................................  $ 9,000,000
        Payment obligations, for property and facility
          rentals and non-compete consideration.........    6,001,000
     Liabilities assumed:
        Current liabilities.............................   15,731,076
        Bank debt.......................................   10,750,000
     Direct expenses related to acquisition.............      139,438
                                                          -----------
                                                          $41,621,514
                                                          ===========

      The payment obligations to seller/majority owner are payable monthly or quarterly and are included in other accrued expenses in the accompanying consolidated balance sheet at May 31,1996.

     The Company is contingently liable to ATEC for additional purchase consideration up to $10,750,000 if certain net revenue levels are achieved and certain other conditions are met. The maximum amount payable, if fully earned, would be paid as follows: $3,883,333 in fiscal 1998, $3,873,333 in fiscal 1999, $1,293,334 in fiscal 2000 and
$1,700,000  in  fiscal 2002.

     The initial purchase price allocation is summarized as follows:

     Accounts receivable and unbilled work in process,
      net of allowances.................................  $18,957,768
     Other current assets...............................    2,023,996
     Other assets.......................................      548,301
     Covenant not to compete............................      430,000
     Goodwill...........................................   19,661,449
                                                          -----------
                                                          $41,621,514
                                                          ===========

      The purchase price is subject to adjustment based upon a final accounting of adjusted net equity as of the effective closing date of the purchase. The Company may set-off against certain payment obligations the amount of any uncollected accounts receivable and work in process, net of recorded allowances, not collected within one year.

      3D Information Services, Inc. - On May 28, 1996, ATC purchased certain assets and assumed certain liabilities of 3D Information Services, Inc. ("3D"), a New Jersey based information services company providing technical information consulting services in all phases of information system design, development, maintenance and management in client server and mainframe based environments. The purchase price was comprised of the following consideration:

     Amounts paid to seller:
        Cash............................................   $3,000,000
        Note payable....................................    2,500,000
     Assumed liabilities................................      197,969
     Direct expenses related to acquisition.............          904
                                                           ----------
                                                           $5,698,873
                                                           ==========

                                F-8
PAGE

     The initial purchase price allocation is summarized as follows:

     Accounts receivable................................   $1,163,981
     Work in process....................................      279,047
     Property and equipment.............................       77,381
     Other current assets...............................       77,560
     Covenant not to compete............................      100,000
     Goodwill...........................................    4,000,904
                                                           ----------
                                                           $5,698,873
                                                           ==========
Fiscal 1996
     Hill Businesses - In November 1995, ATC purchased certain assets and assumed certain liabilities of Kaselaan & D'Angelo Associates, Inc., Hill Environmental, Inc. (formerly the environmental division of Gibbs & Hill, Inc.) and Particle Diagnostics, Inc., wholly owned subsidiaries of Hill International, Inc. (collectively the "Hill Businesses").

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

     Amounts paid to seller:
        Cash............................................   $2,517,949
        Letter of credit, net of imputed interest.......      700,000
        Note payable at 8.75% interest..................      300,000
     Liabilities assumed................................      414,544
     Direct expenses related to acquisition.............      263,475
                                                           ----------
                                                           $4,195,968
                                                           ==========

      In addition, the Company issued to certain selling shareholders, 50,000 stock options to purchase restricted common stock at $13.875 per share as consideration for non compete agreements.

     The initial purchase price allocation is summarized as follows:

     Costs in excess of billings on uncompleted contracts,
      net  of unrealizable amounts......................   $  620,000
     Property and equipment.............................      175,000
     Covenants not to compete...........................       37,500
     Other assets.......................................       30,572
     Goodwill...........................................    3,332,896
                                                           ----------
                                                           $4,195,968
                                                           ==========

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

      Applied Geosciences Inc. - Effective February 29, 1996, ATC purchased certain assets and assumed certain liabilities of Applied Geosciences, Inc. ("AGI"), a California based environmental consulting company having offices in San Diego, Tustin and San Jose, California. The purchase price was comprised of the following consideration:

     Cash to seller.....................................     $147,546
     Cash to secured creditors of seller................      441,514
     Liabilities assumed................................      225,538
     Direct expenses related to acquisition.............       31,246
                                                             --------
                                                             $845,844
                                                             ========

                                F-9
PAGE

      In addition, AGI will receive contingent consideration of up to $190,000 subject to actual collections of the purchased trade receivables in excess of a minimum amount established under the agreement.

     The initial purchase price allocation is summarized as follows:

     Accounts receivable, net...........................     $474,973
     Property and equipment.............................      115,060
     Covenants not to compete...........................       30,000
     Goodwill...........................................      225,811
                                                             --------
                                                             $845,844
                                                             ========

      Aurora Environmental Inc. Merger - ATC and its parent, Aurora Environmental Inc. ("Aurora") were merged pursuant to an agreement (the "Merger Agreement") approved by a majority of shareholders of each company on June 29, 1995, with ATC being the surviving corporation. Under the Merger Agreement, ATC exchanged .545 of a share of ATC Common Stock for each of Aurora's 6,131,104 shares of stock outstanding. ATC's common shares held by Aurora of 3,258,000 were canceled. Actual common shares outstanding increased by 83,356 shares. The merger has been accounted for in a manner similar to a pooling of interests. Under this method of accounting, recorded assets and liabilities of Aurora were combined with those of ATC and the results of operations of ATC and Aurora were combined as of the effective date of the merger. In addition, the intercompany balance between ATC and Aurora was forgiven.

      Pro Forma Financial Information (Unaudited) - The following unaudited pro forma information sets forth the results of operations of ATC as if the merger of Aurora and ATC's purchase of the Hill Businesses, ATEC and 3D had occurred on March 1, 1995:

                                                                PRO FORMA
                                                                  Three
                                                               Months Ended
                                                                  May 31,
                                                            1995           1996
                                                        -------------   -------------
   Revenues.........................................      $37,861,042     $38,014,358
   Net income.......................................      $ 2,179,517     $ 2,612,889
   Earnings per share (fully diluted)...............      $       .32     $       .30
   Weighted average shares (fully diluted)..........        6,728,037       8,680,339


C.  PROPERTY AND EQUIPMENT

     Property and equipment is comprised of the following:

                                                        February 29,      May 31,
                                                           1996            1996
                                                        ----------      ----------
     Office equipment...............................    $2,645,325      $3,230,973
     Laboratory and field.equiptment................     3,528,410       3,162,745
     Transportation equipment.......................       267,304         255,504
     Leasehold improvements.........................       633,595         646,376
                                                        ----------      ----------
                                                         7,074,634       7,295,598
    Less accumulated depreciation...................    (3,467,879)     (3,614,053)
                                                        ----------      ----------
                                                        $3,606,755      $3,681,545
                                                        ==========      ==========

                                F-10
PAGES

D.  COMMON STOCK OFFERING

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

E.  CONTINGENCIES

      First Fidelity Bank, N.A., et al v. Hill International, Inc. et al, Superior Court of New Jersey, Law Division, Burlington County, Docket No. Bur-L-03400-95, filed December 19, 1995- On December 19, 1995, a second amended complaint was filed in the above-entitled action which joined the Company as a defendant and included a count against the Company seeking recovery of certain assets purchased from Hill International, Inc. on the grounds that plaintiff banks hold security interests in the assets and that Hill is in default under the security agreement creating such alleged security interests. The plaintiffs in this action are First Fidelity Bank, N.A. and United Jersey Bank, N.A. The primary defendants are Hill International, Inc. and certain of its subsidiaries, and Irvin Richter, David Richter, Janice Richter and William Doyle. Irvin Richter and David Richter are officers and stockholders of Hill. In April 1996, the Company filed a cross-claim against Hill, Irvin Richter and David Richter alleging breach of contract, fraud, among other allegations and seeking unspecified damages, including punitive damages and equitable relief. The cross-defendants have not yet answered the Company's allegations; however, Hill has filed a demand for arbitration seeking the payment from the Company of the remaining approximately $1.3 million in consideration that Hill has yet to receive from its sale of assets to the Company. The Company disputes Hill's cliam on breach of contract and other grounds. These related cases are in their early stages with discovery yet to take place. In the Company's opinion, the outcome of this matter will not have a signifnicant effect on the Company's financial position or future results of operations, although no assurances can be given in this regard.


      State  of  New  York  Department  of  Taxation  and Finance - The
Company has received a notice of audit from the New York State Department of Taxation and Finance for the three fiscal years 1993, 1994, and 1995. The State has made a routine request for information to which the Company has responded.


                                F-11
PAGE

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

FY1997
- ------
      Acquisition of American Testing and Engineering Corporation - On May 24, 1996, ATC purchased certain assets and assumed certain liabilities of American Testing and Engineering Corporation ("ATEC"), a national environmental consulting firm. ATEC provides environmental consulting and engineering services including risk assessments, compliance audits, environmental remediation consulting, geotechnical, materials testing, industrial hygiene and analytical services through a large network of branch and regional offices. For its year ended December 31, 1995, ATEC had revenues of $85,020,000 and a net loss of ($1,820,000).

      The acquisition has been accounted for as a purchase. The assets acquired include customer contract rights, customer lists, order backlog, customer records, and certain tangible assets consisting of accounts receivable, work in process and customer and certain other deposits. Additionally, ATC executed an agreement to lease substantially all of ATEC's equipment and executed several sublease agreements for premises leased by ATEC. ATC also obtained non-competition agreements with ATEC, a non-acquired subsidiary, and the majority shareholder of ATEC.

      The purchase price consideration consisted of $9,000,000 of cash paid at closing and property and facility lease payments and non-compete payment obligations of $6,001,000 payable during the first year following the purchase. The Company also assumed liability for ATEC's bank debt, approximately $10,750,000, its accounts payable, and certain other recorded liabilities. The Company is contingently liable to ATEC for additional purchase consideration up to $10,750,000 if certain net revenue levels are achieved and certain other conditions are met. The maximum amounts payable, if fully earned, would be paid as follows; $3,883,333 in fiscal 1998, $3,873,333 in fiscal 1999, $1,293,334 in fiscal 2000  and $1,700,000 in fiscal 2002.

      Acquisition of 3D Information Services, Inc. - Effective May 28, 1996, ATC purchased certain assets and assumed certain specified liabilities of 3D Information Services, Inc. ("3D"), a New Jersey based information services company providing technical information system consulting services in all phases of information system design, development, maintenance and management in client server and mainframe based environments. Its clients include major companies in the telecommunications, financial services and pharmaceutical industries. 3D reported revenues and net income of approximately $10,360,000 and $85,000 respectively, for its year ended December 31, 1995.

      The acquisition will be accounted for as a purchase. Assets purchased include customer contract rights, customer lists, order backlog, customer records, employee contracts and tangible assets including accounts receivable, unbilled work in process, field and office supplies, and equipment. Consideration paid consisted of $3,000,000 of cash at closing and a note payable for $2,500,000 payable in three annual payments plus interest. In addition, ATC assumed certain liabilities of approximately $198,000. ATC also entered into a three year non-compete agreement with the majority stockholder.

FY 1996
- -------
      Acquisition of Hill International Inc. Environmental Subsidiaries
- - On November 10, 1995, ATC purchased certain assets and assumed certain liabilities of the subsidiary companies at Hill International, Inc. that provided environmental consulting and engineering services (collectively the "Hill Businesses"). These services include asbestos management, industrial hygiene and indoor air quality consulting,
environmental   auditing   and  permitting,  environmental   regulatory
compliance, water and wastewater engineering, solid waste and  landfill
management,  hazardous  waste  management  and  analytical   laboratory
services. The Hill Businesses operated from facilities located in New York City, Boston and Willingboro, New Jersey. The Boston and New York offices have been integrated with ATC's existing operations, and ATC will benefit from other cost-saving measures taken, including the elimination of certain employees previously with the Hill Businesses.

      Acquisition of Applied Geosciences, Inc. - Effective February 29, 1996, ATC purchased certain assets and assumed certain liabilities of Applied Geosciences, Inc. ("AGI"). AGI services included environmental and hazardous waste site assessments, remediation design, air quality management, asbestos services, litigation support and engineering geology through its offices located in San Diego, Tustin, and San Jose, California.

                                F-12
PAGE

Common Stock Offering

     Effective October 1995, the Company sold 1,970,000 shares of common stock at an offering price of $12.00 per share and received $21,554,000 net of underwriting and other related expenses.

Merger of Aurora into ATC

     Effective June 29, 1995, ATC and its parent, Aurora Environmental Inc. ("Aurora"), were merged pursuant to an agreement approved by the majority of shareholders of each company, with ATC as the surviving corporation (the "Aurora Merger"). Prior to the Aurora Merger, Aurora was a holding company which owned approximately 57% of ATC's outstanding Common Stock and had substantially no other assets. In connection with the merger, each outstanding share of Aurora Common stock was exchanged for .545 shares of ATC Common Stock. ATC issued 3,341,356 shares of ATC Common Stock in exchange for 6,131,104 shares of Aurora's common stock, and issued options and warrants entitling the holders thereof to purchase up to 604,950 shares of ATC Common Stock upon exercise in replacement of previously outstanding options and warrants to purchase Aurora's common stock. ATC common shares held by Aurora of 3,258,000 were canceled. Actual common shares outstanding increased by 83,356 shares. As a result of the Aurora Merger, ATC utilized Aurora's net operating loss carryforward to reduce its taxable income and accordingly recorded a one-time reduction in income tax expense of approximately $350,000 ($.05 per share) in the second quarter of fiscal 1996.

Results of Operations

Three  Months Ended May 31, 1996 Compared with Three Months  Ended  May
- -----------------------------------------------------------------------
31, 1995
- --------
     Revenues in the three months ended May 31, 1996 increased 53.9% to $16,645,983, compared with $10,814,953 in the three months ended May 31, 1995. This increase was primarily attributable to the positive effect of acquisitions completed during the second half of fiscal 1996 and from the acquisition of ATEC and 3D in May 1996.

     Revenues in the three months ended May 31, 1996 from ATC's branch offices having comparable operations in the three months ended May 31, 1995 increased 6.8% to $11,553,945, compared with $10,814,953 in the three  months  ended  May  31,  1995. In the three months ended May 31,
1996, ATC continued to penetrate its existing markets and benefited from the acquisitions of certain assets of the Hill Businesses, AGI, ATEC, and 3D. Revenues attributable to operations resulting from these acquisitions totaled $5,092,038, or 30.6% of revenues, for the three months ended May 31, 1996.

     Revenues in the three months ended May 31, 1996 earned directly from the New York City School Construction Authority (the "NYCSCA") increased 19.9% to $714,550, compared with $596,147 in the three months ended May 31, 1995. As a percentage of revenues, revenues from the NYCSCA decreased to 4.3% in the three months ended May 31, 1996, compared with 5.5% in the three months ended May 31, 1995.

     Revenues in the three months ended May 31, 1996 from the Army Corps of Engineers (the "Corps") decreased 34.5% to $224,967, compared with $343,603 in the three months ended May 31, 1995. As a percentage of revenues, revenues from the Corps decreased to 1.4% in the three months ended May 31, 1996, compared with 3.2% in the three months ended May 31, 1995. The Company's revenues from the Corps relate to certain asbestos management services and decreased due to the completion of most phases of the current project during the first nine months of fiscal 1996. Revenues from the Corps are expected to continue at current levels for the remainder of fiscal 1997 and work on this project is expected to continue through 1999 as part of the federal Base Realignment and Closure project. However, no assurance can be made as to the amount of revenues, if any, that ATC will receive from the Corps in the future once current projects are completed.

     Gross profit in the three months ended May 31, 1996 increased 38.2% to $7,282,012, compared with $5,269,542 in the three months ended May 31, 1995. Gross margin decreased to 43.7% in the three months ended May 31, 1996, compared with 48.7% in the three months ended May 31, 1995. ATC's gross margin decreased due to higher subcontract and project costs on certain large contracts and from the acquired operations of ATEC which incurs a larger proportion of such expenses in connection with its traditional environmental services consisting of drilling, material testing and engineering services. The gross margin for the quarter ended May 31, 1995 was higher than normal due to the profitability level of several large, high margin projects.


                                F-13
PAGE

     Operating expenses in the three months ended May 31, 1996 increased 22.7% to $4,593,232, compared with $3,742,993 in the three months ended May 31, 1995. Operating expenses decreased as a percentage of revenues to 27.6% in the three months ended May 31, 1996, compared with 34.6% in the three months ended May 31, 1995. The decrease in operating expenses as a percentage of revenue is the result of ATC's ability to service its greater revenue levels without corresponding increases in fixed and administrative costs and the effect of increased revenues of ATEC operations resulting from subcontractor and other direct project expenses relative to service revenues. Employee costs increased only 8.5% to $2,202,445, or 13.4% of revenues, in the three months ended May 31, 1996 compared with $2,029,978, or 18.8% of revenues, in the three months ended May 31, 1995. These increases in total cost were due to employees hire in connection with the expansion of ATC's operations. Other increases in operating expenses resulted from higher facility costs and administrative expenses resulting from the growth in operations and increased employee levels. Additionally, in the three months ended May 31, 1996, amortization of goodwill and intangibles increased to $162,704, compared with $95,379 in the three months ended May 31, 1995 reflecting the additional
goodwill  amortization  resulting   from acquisitions.

     Operating income in the three months ended May 31, 1996 increased 76.1% to $2,688,780, compared with $1,526,549 in the three months ended May 31, 1995. Operating income increased as a percentage of revenues to 16.2% in the three months ended May 31, 1996, compared with 14.1% in the three months ended May 31, 1995.

     Nonoperating income in the three months ended May 31, 1996 increased to $83,523 compared with nonoperating expenses of $63,921 in the three months ended May 31, 1995. The change in nonoperating expense (income) is primarily attributable to interest income earned on the net offering proceeds invested in short term investments and decreased interest expense due to reduced bank debt outstanding during the quarter.

     Income tax expense in the three months ended May 31, 1996 was $1,054,000, compared with $567,500 in the three months ended May 31, 1995. During the three months ended May 31, 1996 and 1995, the Company's effective tax rates were 38.0% and 38.8%, respectively.

     As a result of the foregoing, net income in the three months ended May 31, 1996 increased 92.0% to $1,718,303, or $.20 per share on a fully diluted basis, compared with $895,128 or $0.15 per share on a fully diluted basis, in the three months ended May 31, 1995. The fully diluted weighted average number of shares outstanding increased 2,557,027 shares to 8,680,339 shares primarily due to an increase in shares issued from the Common Stock Offering and from shares, options and warrants outstanding as a result of the Aurora merger effective June 29, 1995. Net income increased as a percentage of revenues to 10.3% in the three months ended May 31, 1996, compared with 8.3% in the three months ended May 31, 1995.

Liquidity and Capital Resources

     At May 31, 1996, working capital was $23,191,606 compared with working capital of $24,977,316 at February 29, 1996, a decrease of $1,785,710. This decrease in working capital is primarily a result of ATC's acquisitions of ATEC and 3D and the resulting increase in current liabilities, including payment obligations to sellers, in excess of acquired current assets, primarily accounts receivable and unbilled receivables, offset by cash consideration paid. As a result of the Company's recent aquisitions of ATEC and 3D, the Company's tangible net worth decreased to $5,231,847 at May 31, 1996 from $27,542,614 at
February 29, 1996 primarily as a result of goodwill and non-compete amounts recognized in connection with these transactions.

     During the three months ended May 31, 1996, net cash flows used in operating activities were $3,557,618, primarily due to the decrease in accounts payable and other liabilities, a portion of which was related to payments of assumed liabilities from acquisitions, and an increase in billed and unbilled receivables. Net cash flows used in investing activities were $12,272,158, resulting from the acquisitions of ATEC and 3D and purchases of property and equipment. Net cash flows provided by financing activities were $9,105,249, primarily representing the net proceeds of the bridge credit facility, less payments made on long-term debt and notes payable of $11,814,927

     During the three months ended May 31, 1995, net cash flows used by operating activities were $1,006,823. Net cash flows used in investing activities were $416,126 consisting of additional acquisition costs in connection with the Con-Test and R.E. Blattert acquisitions plus contingent purchase obligations related to the acquisition of BSE and the purchase of property and equipment. Also during this period, net cash flows from financing activities were $523,990, primarily from proceeds from increased bank debt less principal payments on long-term debt and notes payable of $293,309.

     In October 1995 the Company sold 1,970,000 shares in a common stock offering. The Company utilized a portion of the net proceeds of the offering to repay outstanding bank debt under its credit facilities.


                                F-14
PAGE

      In May 1996, the Company entered into a bridge credit facility with Chemical Bank and Atlantic Bank which provided $20,000,000 of funds, of which $14,025,000 was used as of May 31, 1996 in connection with the Company's acquisition of ATEC and 3D. The Company expects to complete a longer term agreement with the banks prior to the maturity date of the bridge facility in September 1996. The Company may also seek to obtain additional public or private equity financing in the future in order to reduce debt and provide funds for future acquisitions, however no assurance can be given as to the Company's ability to obtain funds on acceptable terms and conditions.

     Management believes that as a result of cash on hand and, upon the completion of a long-term bank credit line agreement which should result in increased availability of funds, ATC's working capital, and anticipated funds generated internally from operations will be sufficient to finance ATC's operations and, to make payments as they come due on ATC's completed acquisitions and to meet ATC's short-term and long-term liquidity requirements.


                                F-15
PAGE

                      PART II - OTHER INFORMATION

Item 1.   Legal Proceedings:
                 First Fidelity Bank, N. A., et al. Hill International,
      Inc. et al, Superior Court of New Jersey, Law Division, Burlington County, Docket No. Bur-L-03400-95, filed December 19, 1995. On December 19, 1995, a second amended complaint was filed in the above-entitled action which joined the company as a defendant and included a count against the Company seeking recovery of certain assets purchased from Hill International, Inc. on the grounds that plaintiff banks hold security interests in the assets and that Hill is in default under the security agreement creating such alleged security interests. The plaintiffs in this action are First Fidelity Bank, N.A. and United Jersey Bank, N.A. The primary defendants are Hill International, Inc. and certain of its subsidiaries, and Irvin Richter, David Richter, Janice Richter and William Doyle. Irvin Richter and David Richter are officers and stockholders of Hill. In April 1996, the Company filed a cross-claim against Hill,
      Irvin Richter and David Richter alleging breach of contract, fraud, among other allegations and seeking unspecified damages, including punitive damages and equitable relief. The cross-defendants have not yet answered the Company's allegations; however, Hill as filed a demand for arbitration seeking the payment from the Company of the remaining approximately $1.3 million in consideration that Hill has yet to receive from its sale of assets to the Company. The Company disuptes Hill's claim on breach of contract and other grounds. These related cases are in their early stages with discovery yet to take place. In the Company's opinion, the outcome of this matter will not have a signifnicant effect on the Company's financial position or future results of operations, although no assurances can be given in the regard.

Item 2.   Changes in Securities:
      Not Applicable

Item 3.   Defaults Upon Senior Securities:
      Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders:
      Not Applicable

Item 5.   Other Information:
      Not Applicable

Item 6.   Exhibits and Reports on Form 8-K:
      (a) Exhibits:
          11 - Computation of Earnings Per Share
               Three months ended May 31, 1996 (Unaudited)

          27 - Financial Data Schedule
               May 31, 1996 (Unaudited)

      (b) Reports on Form 8-K:
            A  Form  8-K dated May 24, 1996 - date of earliest event reported
             - was filed during the three months ended May 31, 1996.

                                F-16
PAGE

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ATC ENVIRONMENTAL, INC.
                                      -----------------------
                                            (Registrant)


      Dated: July 15, 1996            /s/ Morry F. Rubin
      --------------------            ------------------------------------
                                      Morry F. Rubin,
                                      President and Chief Executive Officer

      Dated: July 15, 1996            /s/ Richard L. Pruitt
      --------------------            -------------------------------------
                                      Richard L. Pruitt,
                                      Vice President and Principal
                                      Accounting Officer


                                F-17
PAGE

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES                     EXHIBIT 11

COMPUTATION OF EARNINGS PER SHARE
THREE MONTHS ENDED MAY 31, 1996 (Unaudited)

                                                                 Three
                                                              Months Ended
                                                                 May 31,
                                                           1995            1996
                                                        ----------      ----------
Primary earnings per share:
- ----------------------------
   Weighted average number of shares of common stock
    outstanding.....................................     5,738,298       7,788,586

   Additional shares assuming exercise of dilutive
    stock options and stock warrants................       385,014         793,057
                                                        ----------      ----------
     Total average common and common equivalent
      shares outstanding............................     6,123,312       8,581,643
                                                        ==========      ==========
   Net income.......................................    $  895,128      $1,718,303
                                                        ==========      ==========


   Earnings per common and dilutive common
    equivalent share ...............................    $      .15      $      .20
                                                        ==========      ==========

Fully diluted earnings per share:

   Weighted average number of shares of common stock
    outstanding.....................................     5,738,298       7,788,586

   Additional shares assuming exercise of dilutive
    stock options and stock warrants................       385,014         891,753
                                                        ----------      ----------
     Total average common and common equivalent
      shares outstanding............................     6,123,312       8,680,339
                                                        ==========      ==========

   Net income.......................................    $  895,128      $1,718,303
                                                        ==========      ==========
   Earnings per common and dilutive common
    equivalent share................................    $      .15      $      .20
                                                        ==========      ==========

                                F-18
PAGE

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES                     EXHIBIT 27

FINANCIAL DATA SCHEDULE
MAY 31, 1996 (Unaudited)

                                                                    As of
Item Number                Item Description                     May 31, 1996
- -----------                ----------------                     ------------
5-02(1)       Cash and cash items..............................  $6,744,916
5-02(2)       Marketable securities and short-term investments.         N/A
5-02(3)a(1)   Notes and accounts receivable - trade............  29,049,797
5-02(4)       Allowances for doubtful accounts.................   1,057,355
5-02(6)       Inventory........................................         N/A
5-02(9)       Total current assets.............................  50,033,611
5-02(13)      Property, plant and equipment....................   7,295,598
5-02(14)      Accumulated depreciation.........................   3,614,545
5-02(18)      Total assets.....................................  90,053,300
5-02(21)      Total current liabilities........................  26,842,005
5-02(22)      Bonds mortgages and similar debt.................  21,856,003
5-02(28)      Preferred stock - mandatory redemption...........         N/A
5-02(29)      Preferred stock - no mandatory redemption........         N/A
5-02(30)      Common stock.....................................      77,847
5-02(31)      Other stockholders' equity.......................  40,708,673
5-02(32)      Total liabilities and stockholders' equity.......  90,053,300


                                                                Three Months
                                                                    ended
                                                                May 31, 1996
                                                                ------------
5-03(b)1(a)   Net sales of tangible products...................         N/A
5-03(b)1      Total revenues................................... $16,645,983
5-03(b)2(a)   Cost of tangible goods sold......................         N/A
5-03(b)2      Total costs and expenses applicable to sales and
               revenues........................................   9,363,971
5-03(b)3      Other costs and expenses.........................   4,319,748
5-03(b)5      Provision for doubtful accounts and notes........     132,635
5-03(b)(8)    Interest and amortization of debt discount.......      57,326
5-03(b)(10)   Income before taxes and other items..............   2,772,303
5-03(b)(11)   Income tax expense...............................   1,054,000
5-03(b)(14)   Income continuing operations.....................   1,718,303
5-03(b)(15)   Discontinued operations..........................         N/A
5-03(b)(17)   Extraordinary items..............................         N/A
5-03(b)(18)   Cumulative effect - changes in accounting
               principles......................................         N/A
5-03(b)(19)   Net Income.......................................   1,718,303
5-03(b)(20)   Earning per share - primary......................      $  .20
5-03(b)(20)   Earnings per share - fully diluted ..............      $  .20

                                F-19
PAGE