Form 10-Q
period 1996-08-31
ATC ENVIRONMENTAL INC
filed 1996-10-15
CIK 828828

                                 UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

        [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended August 31, 1996

                                    OR

        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                     Commission File Number: 1-10583
                                             -------

                          ATC GROUP SERVICES INC.
                          -----------------------
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
                                                        --------------

                         ATC ENVIRONMENTAL INC.
                         ----------------------
(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares outstanding of the Registrant's Common Stock as of October 11, 1996 was 7,793,518.

PAGE

ATC GROUP SERVICES INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1996

                                                                   Page
PART I - FINANCIAL INFORMATION:

  Item 1 - Financial Statements:

     Consolidated Balance Sheets
       February 29, 1996 and August 31, 1996 (Unaudited)           F-3

     Consolidated Statements of Operations
       Three months and six months ended August 31, 1995 and 1996  F-4
      (Unaudited)

     Consolidated Statements of Stockholders' Equity
       Six months ended August 31, 1995 and 1996 (Unaudited)       F-5

     Consolidated Statements of Cash Flows
       Six months ended August 31, 1995 and 1996 (Unaudited)       F-6

     Notes to Consolidated Financial Statements
       Three months and six months ended August 31, 1996           F-7
      (Unaudited)

  Item 2 - Management's Discussion and Analysis of Financial       F-13
  Condition and Results of Operations

PART II - OTHER INFORMATION:

  Items 1-6                                                        F-18

  Signatures                                                       F-20

  Exhibit 11 - Computation of Earnings Per Share
                        Three months and six months ended August   F-21
  31, 1995 and 1996 (Unaudited)

  Exhibit 27 - Financial Data Schedule
                        August 31, 1996 (Unaudited)                F-22

PAGE

ATC GROUP SERVICES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
FEBRUARY 29, 1996 AND AUGUST 31, 1996 (Unaudited)

                                                           February 29,   August 31,
                                                              1996           1996
                                                           -----------    -----------
                                                                          (Unaudited)
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents ............................   $13,469,443     $3,437,326
  Trade accounts receivable, less allowance for
    doubtful accounts ($383,220 at February 29, 1996
    and $1,141,778 at August 31, 1996)..................    14,161,774     31,943,417
  Costs in excess of billings on uncompleted contracts..     2,333,835      8,633,371
  Prepaid expenses and other current assets.............       906,289      3,758,623
  Deferred income taxes.................................       440,600        440,600
                                                           -----------    -----------
    Total current assets................................    31,311,941     48,213,337

PROPERTY AND EQUIPMENT, Net (Note C)....................     3,606,755      3,801,711

GOODWILL, net of accumulated amortization (Note B)
  ($453,646 at February 29, 1996 and $881,686 at
  August 31, 1996)......................................    11,375,399     34,910,069
COVENANTS NOT TO COMPETE, net of accumulated
  amortization (Note B) ($258,099 at February 29, 1996
  and $334,854 at August 31, 1996)......................       274,401        732,646
OTHER ASSETS............................................       116,104        842,657
                                                           -----------    -----------
                                                           $46,684,600    $88,500,420
                                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Short-term debt.......................................    $1,122,552     $1,055,000
  Current maturities of long-term debt..................       354,858      1,471,072
  Accounts payable......................................     2,231,175      7,627,323
  Income taxes payable..................................        42,500        676,551
  Accrued compensation..................................     1,421,330      3,217,446
  Accrued payment obligations - ATC aquisition (Note B).             -      4,423,761
  Other accrued expenses (Note B).......................     1,162,210      4,336,892
                                                           -----------    -----------
    Total current liabilities...........................     6,334,625     22,808,045

LONG-TERM DEBT, less current maturities (Note A)........       361,944     22,229,413
OTHER LIABILITIES.......................................       598,817        337,549
DEFERRED INCOME TAXES...................................       196,800        196,800
                                                           -----------    -----------
    Total liabilities...................................     7,492,186     45,571,807
                                                           -----------    -----------
COMMITMENTS AND CONTINGENCIES (Notes B and E)

STOCKHOLDERS' EQUITY (Note D):
  Common stock, par value $.01 per share; authorized
   20,000,000 shares; issued and outstanding 7,796,577
   shares at February 29, 1996 and 7,787,237 shares at
   August 31, 1996.....................................         77,966         77,872
  Additional paid-in capital...........................     29,030,189     28,974,005
  Notes receivable - common stock......................        (45,000)            -
  Retained earnings....................................     10,129,259     13,876,736
                                                           -----------    -----------
  Total stockholders' equity...........................     39,192,414     42,928,613
                                                           -----------    -----------
                                                           $46,684,600    $88,500,420
                                                           ===========    ===========

See notes to consolidated financial statements.


                                F-3
PAGE

ATC GROUP SERVICES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED AUGUST 31, 1995 AND 1996 (Unaudited)

                                                                Three Months Ended           Six Months Ended
                                                                  August 31, 1996             August 31, 1996
                                                           --------------------------    --------------------------
                                                              1995           1996           1995           1996
                                                           -----------    -----------    -----------    -----------
REVENUES...............................................    $11,649,478    $33,922,028    $22,464,431    $50,568,011

REIMBURSABLE COSTS.....................................      1,364,001      5,077,483      2,248,867      7,699,061
                                                           -----------    -----------    -----------    -----------
NET REVENUES...........................................     10,285,477     28,844,545     20,215,564     42,868,950

COST OF NET REVENUES...................................      4,756,061     16,314,731      9,416,606     23,057,124
                                                           -----------    -----------    -----------    -----------
     Gross profit......................................      5,529,416     12,529,814     10,798,958     19,811,826

OPERATING EXPENSES:
  Selling..............................................        384,564        750,818        714,193      1,293,400
  General and administrative...........................      2,986,647      7,660,199      6,352,611     11,578,214
  Provision for bad debts..............................         71,815        208,666        119,215        341,301
                                                           -----------    -----------    -----------    -----------
                                                             3,443,026      8,619,683      7,186,019     13,212,915
                                                           -----------    -----------    -----------    -----------
     Operating income..................................      2,086,390      3,910,131      3,612,939      6,598,911
                                                           -----------    -----------    -----------    -----------

NONOPERATING EXPENSE (INCOME):
  Interest expense.....................................        139,959        512,773        249,467        570,099
  Interest income......................................         (3,801)       (65,412)       (47,573)      (195,447)
  Other................................................         28,615        (22,723)        26,800        (33,537)
                                                           -----------    -----------    -----------    -----------
                                                               164,773        424,638        228,694        341,115
                                                           -----------    -----------    -----------    -----------

     Income before income taxes........................      1,921,617      3,485,493      3,384,245      6,257,796

INCOME TAX EXPENSE (Note B)............................        402,500      1,384,000        970,000      2,438,000
                                                           -----------    -----------    -----------    -----------

NET INCOME.............................................    $ 1,519,117    $ 2,101,493      2,414,245      3,819,796
                                                           ===========    ===========    ===========    ===========

EARNINGS PER COMMON SHARE AND
  DILUTIVE COMMON EQUIVALENT SHARE:
     Primary (Note D) (1)..............................    $       .23    $       .25    $       .38     $      .45
                                                           ===========    ===========    ===========    ===========
     Fully diluted (Note D) (1)........................    $       .23    $       .25    $       .38     $      .44
                                                           ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
     Primary...........................................      6,542,002      8,576,018      6,332,657      8,578,831
                                                           ===========    ===========    ===========    ===========
     Fully diluted.....................................      6,542,002      8,576,018      6,332,657      8,628,179
                                                           ===========    ===========    ===========    ===========

  (1) Includes a one-time tax benefit of $.05 per share related to the merger of Aurora Environmental Inc. for the three months and six months ended August 31, 1995. (Note B)

See notes to consolidated financial statements.


                                F-4
PAGE

ATC GROUP SERVICES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED AUGUST 31, 1995 AND 1996 (Unaudited)

                                                                                         1995
                                                ----------------------------------------------------------------------------------
                                                                                             Notes
                                                                             Additional    Receivable
                                                   Common        Stock        Paid-in       -Common       Retailed
                                                   Shares        Amount       Capital        Stock        Earnings       Total
                                                ------------   ----------   -----------   ------------   -----------   -----------
BALANCE, February 28, 1995.....................    5,738,018   $   57,380   $ 7,484,453   $   (15,000)   $ 6,286,361   $13,813,194

  Sale of common stock at $1.83 to $2.13 per
    share, upon exercise of stock options and
    warrants...................................       33,000          330        60,309             -            -          60,639
  Net issuance of common stock and adjustments
    in connection with the merger of Aurora
    Environmental Inc. into ATC (Note B).......       83,452          835        61,719       (30,000)           -          32,554
  Continuing registration costs applied against
    additional paid-in captial.................            -            -       (88,827)            -            -         (88,827)
  Other capital transactions...................        2,920           29        22,471             -            -          22,500
  Net income...................................            -            -             -             -      2,414,245     2,414,245
                                                ------------   -----------  ------------  ------------   -----------   -----------
BALANCE, August 31, 1995.......................    5,857,390   $    58,574  $  7,540,125  $    (45,000)  $ 8,700,606   $16,254,305
                                                ============   ===========  ============  ============   ===========   ===========

                                                                                         1996
                                                ----------------------------------------------------------------------------------
                                                                                             Notes
                                                                             Additional    Receivable
                                                   Common        Stock        Paid-in       -Common       Retailed
                                                   Shares        Amount       Capital        Stock        Earnings       Total
                                                ------------   ----------   -----------   ------------   -----------   -----------
BALANCE, February 28, 1996.....................    7,796,577   $   77,966   $29,030,189   $    (45,000)  $10,129,259   $39,192,414

  Sale of common stock at $2.50 to $10.00 per
    share, upon exercise of stock options and
    warrants...................................        2,980           29        24,376              -           -          24,405
  Stock received as consideration for sale of
    assets.....................................      (12,320)        (123)      (51,990)             -       (72,319)     (124,432)
  Continuing registration costs applied against
    additional paid-in captial.................            -            -       (28,570)             -           -         (28,570)
  Other capital transactions...................            -            -             -         45,000           -          45,000
  Net income...................................            -            -             -              -     3,819,796     3,819,796
                                                ------------   -----------  ------------  ------------   -----------   -----------
BALANCE, August 31, 1996.......................    7,787,237   $    77,872  $ 28,974,005  $          -   $13,876,736   $42,928,613
                                                ============   ===========  ============  ============   ===========   ===========

See notes to consolidated financial statements.

                                F-5
PAGE

ATC GROUP SERVICES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED AUGUST 31, 1995 AND 1996 (Unaudited)

                                                                 Six Months Ended
                                                                    August 31,
                                                           --------------------------
                                                              1995           1996
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...........................................    $ 2,414,245     $3,819,796
  Adjustments to reconcile net income to net cash from
   operating activities:
    Depreciation and leasehold amortization............        348,763        405,074
    Amorization of goodwill and covenants..............        194,037        524,795
    Provision for bad debts............................        119,215        341,301
    Other..............................................       (562,161)       (85,292)
    Changes in operating assets and liabilities, net of
     amounts acquired in acquisitions:
      Accounts receivable and cost in excess of
        billings on uncompleted contracts..............     (3,489,439)    (4,042,124)
      Prepaid expenses and other assets................       (453,753)      (847,080)
      Accounts payable and other liabilities...........       (170,130)    (6,808,932)
      Income taxes payable.............................       (128,250)       634,069
                                                           -----------    -----------
        Net cash flows from operating activities.......     (1,727,473)    (6,058,393)
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of American Testing and Engineering Corp.,
    net of cash acquired...............................              -     (8,965,952)
  Purchase of 3D Information Services, Inc
    net of cash acquired...............................              -     (2,926,681)
  Purchase of BSE Management, Inc. ....................       (207,990)             -
  Purchase of Con-Test, Inc. ..........................       (135,344)             -
  Purchase of R.E. Blattert and Associates.............        (38,146)             -
  Purchase of property and equipment...................       (507,287)      (783,686)
  Other................................................         (7,669)        16,477
                                                           -----------    -----------
        Net cash flows from investing activities.......       (896,436)   (12,659,842)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt and notes
   payable.............................................      2,175,000     20,923,572
  Proceeds from issuance of common stock, net of
   expenses ...........................................        123,193         24,405
  Principal payments on long-term debt and notes
   payable, including capital lease obligations........       (499,159)   (12,233,289)
  Payments for continuing registration costs...........        (88,827)       (28,570)
                                                           -----------    -----------
        Net cash flows from financing activities.......      1,710,207      8,686,118
                                                           -----------    -----------

        Net change in cash and cash equivalents........       (913,702)   (10,032,117)

CASH AND CASH EQUIVALENTS, Beginning of period.........      1,377,862     13,469,443
                                                           -----------    -----------
CASH AND CASH EQUIVALENTS, End of period...............    $   464,160    $ 3,437,326
                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments for:
    Interest...........................................    $   248,556    $   527,314
                                                           ===========    ===========
    Income taxes.......................................    $ 1,448,250    $ 1,803,931
                                                           ===========    ===========

See notes to consolidated financial statements.

                                F-6
PAGE

ATC GROUP SERVICES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED AUGUST 31, 1996 (Unaudited)

A.  GENERAL

      Name Change - Effective October 8, 1996, the Company received shareholder approval to change its name to "ATC Group Services Inc." from it former name, ATC Environmental Inc. The change was made to reflect the Company's expanded operations which extends beyond environmental consulting and now includes information technology consulting services.

     Principles of Consolidation - The consolidated financial statements include the accounts of ATC Group Services Inc. and its wholly-owned subsidiaries ("ATC" or the "Company").

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

      Nature of Business - ATC is a national business services firm providing technical and project management services relating to environmental consulting (the "environmental consulting and engineering" segment) and information technology consulting services (the "information technology consulting" segment). The Company's environmental consulting and engineering segment provides environmental and geotechnical engineering services, architectural engineering services, construction materials testing and analytical testing. The Company's information technology consulting segment provides analysis and design services and system programming services to assist clients in building new or modifying existing computer systems. This business unit also provides support to clients in maintaining computer systems.

      Credit Facility - On August 24, 1996 the Company entered into a $20,000,000 bridge credit facility with The Chase Manhattan Bank (formally Chemical Bank) and Atlantic Bank of New York. Under the terms of the credit agreement, the Company may borrow up to the amount of the facility, with interest payable monthly at 1.75% above the adjusted Eurodollar rate (for an effective interest rate of 7.1875% at August 31,
1996). The agreement contains certain restrictive covenants which are consistent for this type of facility, including restrictions on dividend payments. Pursuant to an amendment, the facility was increased to $23,000,000 and amounts borrowed are due January 13, 1997. The Company is currently negotiating and anticipates entering into a longer term agreement with the banks prior to the maturity date of the credit agreement. As a result of the Company's intent and ability to secure long term financing, the amounts borrowed under the bridge credit facility have been classified as long term debt in the accompanying consolidated balance sheet.

      Statement of Financial Accounting Standards No. 121 - On March 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." The adoption of SFAS No. 121 has not had a material effect on the Company's financial statements.

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

Fiscal 1997
      American Testing and Engineering Corporation - On May 24, 1996 ATC purchased certain assets and assumed certain liabilities of American Testing and Engineering Corporation ("ATEC"), a national environmental consulting firm. ATEC provides environmental engineering and consulting services through a large network of branch and regional offices. The purchase price was comprised of the following consideration:

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
                                                          -----------
                                                          $41,621,514
                                                          ===========

      The payment obligations to seller/majority owner are payable monthly or quarterly and are included in other accrued expenses in the accompanying consolidated balance sheet at August 31,1996.

      The Company is contingently liable to ATEC for additional purchase consideration up to $10,750,000 if certain net revenue levels are achieved and certain other conditions are met. The maximum amounts payable, if fully earned, would be paid as follows: $3,883,333 in fiscal 1998, $3,873,333 in fiscal 1999, $1,293,334 in fiscal 2000 and
$1,700,000 in fiscal 2002.

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

     Amounts paid to seller:
        Cash............................................   $3,000,000
        Note payable....................................    2,500,000
     Assumed liabilities................................      175,724
     Direct expenses related to acquisition.............       23,149
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
                                                           ----------
                                                           $4,195,968
                                                           ==========

      The Company is contingently liable to reimburse up to $150,000 of certain facility lease costs if incurred by Hill International, Inc. Hill International, Inc. has requested reimbursement of the full amount of the facility lease costs, however, the Company is disputing the reimbursement based on its counter-claims.

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
                                                             --------
                                                             $845,844
                                                             ========
                                F-9
PAGE

      In addition, AGI will receive contingent consideration of up to $190,000 subject to actual collections of the purchased trade receivables in excess of a minimum amount established under the agreement. At August 31, 1996, no contingent amounts had been earned.

     The initial purchase price allocation is summarized as follows:

     Accounts receivable, net...........................     $474,973
     Property and equipment.............................      115,060
     Covenants not to compete...........................       30,000
     Goodwill...........................................      225,811
                                                             --------
                                                             $845,844
                                                             ========

      Merger of Aurora Environmental Inc. - ATC and its parent, Aurora Environmental Inc. ("Aurora") were merged pursuant to an agreement (the "Merger Agreement") approved by a majority of shareholders of each company on June 29, 1995, with ATC being the surviving corporation. Under the Merger Agreement, ATC exchanged .545 of a share of ATC Common Stock for each of Aurora's 6,131,104 shares of stock outstanding. ATC's common shares held by Aurora of 3,258,000 were canceled. Actual common shares outstanding increased by 83,356 shares. The merger has been accounted for in a manner similar to a pooling of interests. Under this method of accounting, recorded assets and liabilities of Aurora were combined with those of ATC and the results of operations of ATC and
Aurora  were  combined  as of the effective  date  of  the  merger.   In
addition, the intercompany balance between ATC and Aurora was forgiven. As a result of the merger, ATC utilized Aurora's net operating loss carryforward to reduce its taxable income and accordingly recorded a one-time reduction in income tax expense of approximately $350,000 ($.05 per share) in the second quarter of fiscal 1996.

      Pro Forma Financial Information (Unaudited) - The following unaudited pro forma information sets forth the results of operations of ATC as if the merger of Aurora and ATC's purchase of the Hill Businesses, ATEC and 3D had occurred on March 1, 1995.

                                                                               PRO FORMA
                                                     ------------------------------------------------------------
                                                            Three Months Ended            Six Months Ended
                                                               August 31,                     August 31,
                                                          1995           1996             1995           1996
                                                     -------------   -------------   ------------   -------------
Revenues.........................................    $  39,004,497   $  33,922,028   $ 76,490,759   $  72,043,995
Net income.......................................    $   3,145,877   $   2,101,493   $  5,503,902   $   4,944,968
Earnings per share (fully diluted)...............    $         .47   $         .25   $        .82   $         .57
Weighted average shares (fully diluted)..........        6,734,515       8,576,018      6,729,340       8,628,179


      Reductions of pro forma revenue, net income and earnings per share from 1995 to 1996 are attributable to declining revenue levels of the Hill Businesses and ATEC in the periods preceding their purchase by ATC and the increased weighted average shares resulting from the common stock offering.


C.  PROPERTY AND EQUIPMENT

     Property and equipment is comprised of the following:

                                                        February 29,    August 31,
                                                           1996            1996
                                                        ----------      ----------
     Office equipment...............................    $2,645,325      $2,890,102
     Laboratory and field.equiptment................     3,528,410       3,481,444
     Transportation equipment.......................       267,304         264,755
     Leasehold improvements.........................       633,595         743,099
                                                        ----------      ----------
                                                         7,074,634       7,379,400
    Less accumulated depreciation...................    (3,467,879)     (3,577,689)
                                                        ----------      ----------
                                                        $3,606,755      $3,801,711
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

E.  CONTINGENCIES

     First Fidelity Bank, N.A., et al v. Hill International, Inc. et al, Superior Court of New Jersey, Law Division, Burlington County, Docket No. Bur-L-03400-95, filed December 19, 1995. On December 19, 1995, a second amended complaint was filed in the above-entitled action which joined the Company as a defendant and included a count against the Company seeking recovery of certain assets purchased from Hill
International, Inc. ("Hill") on the grounds that plaintiff banks hold security interests in the assets and that Hill is in default under the security agreement creating such alleged security interests. The plaintiffs in this action are First Fidelity Bank, N.A. and United Jersey Bank, N.A. The primary defendants are Hill and certain of its subsidiaries, and Irvin Richter, David Richter, Janice Richter and William Doyle. Irvin Richter and David Richter are officers and stockholders of Hill. In April 1996, the Company filed a cross-claim against Hill, Irvin Richter and David Richter alleging breach of contract, fraud, among other allegations and seeking unspecified damages, including punitive damages and equitable relief. In August, 1996, Hill and the Richters filed an answer denying ATC's cross claims, a cross-claim against ATC and a third party claim against certain members of ATC's management. The cross claim and third party claim seek unspecified damages, including punitive damages, for defamation, breach of the Richters' non-competition agreements and securities fraud. The defamation claim is based on plaintiff banks' allegation of fraud against Hill and the Richters in their amended complaint, which Hill and the Richters allege was based on defamatory statements made by ATC in settlement discussions with the plaintiff banks. The Company both denies that it made defamatory statements and asserts that the defamation allegations fail to state a legally valid claim. The breach of contract and securities claims are based on allegations that ATC made representations concerning a registration rights agreement to be provided in connection with options issued to the Richters as consideration for their non-competition agreements. The Company denies that an agreement concerning registration rights was ever reached and asserts that the Richters forfeited any such rights in any case as a result of their conduct in connection with the asset purchase. These related cases are in their early stages with discovery yet to take place. In the Company's opinion, the outcome of this matter will not have a significant effect on the Company's financial position or future results of operations, although no assurances can be given in this regard.


     Commonwealth of Massachusetts v. TLT Construction Corp. et al, Civ.
Action   No.   96-02281   F,  Superior  Court   of   Middlesex   County,
Massachusetts.   This  is  an  action brought  by  the  Commonwealth  of
Massachusetts  in  April  1996,  against  the  architects  and   general
contractor on a renovation and construction project on the Suffolk County Courthouse in Massachusetts. The basis of the lawsuit is that one or more damp-proofing products specified by the architect defendants and installed by the contractor defendant made employees in the
courthouse  ill because of the off-gassing of harmful vapors.   Dennison
Environmental Services Inc., ("Dennison") an ATC subsidiary, was joined on August 13, 1996, as a third party defendant by TLT Construction Corporation, the general contractor, because Dennison performed some air quality testing of the air in the courthouse for the Commonwealth of Massachusetts during the construction process. The contractor alleges that it acted in reliance on these tests in continuing to install the
material  after the test report was given to it by the state.   Dennison
has just recently been served and has not yet answered the complaint. At this point, ATC considers the case to be totally without merit, and ATC intends to vigorously defend the action. The Company currently has in force a professional liability insurance policy covering this claim
in the amount of $10,000,000 with a deductable of $250,000.  Notice   of
claim  has been made regarding this action and the insurer has agreed to
assume the defense.   These related cases are in their early stages with
discovery    yet to take place.  In the Company's opinion, the outcome of this matter will not have a significant effect on the Company's financial position or future results of operations, although no assurances can be given in this regard.

      State of New York Department of Taxation and Finance- The Company has received a notice of audit from the New York State Department of Taxation and Finance for the three fiscal years 1993, 1994, and 1995. The State has made a routine request for information to which the Company has responded.
                                F-11
PAGES

F.  INDUSTRY SEGMENT DATA

      The Company provides services through its environmental consulting and engineering segment and its information technology consulting segment. Prior year segment data is not presented as the Company only operated in the environmental and engineering segment.



                                                     Environmental   Information     Adjustments &
Industry Segment Data                                & Engineering   Technology      Elimination's   Total
                                                     -------------   -------------   -------------   -------------
Quarter Ended August 31, 1996
-----------------------------
Revenues.........................................    $  31,401,790   $   2,520,238   $          -    $  33,922,028
Operating Income.................................        3,752,618         157,513              -        3,910,131
Depreciation and amortization...................           206,175             171              -          206,346
Capital expenditures.............................          354,251               -              -          354,251


Six Months Ended August 31, 1996
--------------------------------
Revenues.........................................    $  47,899,812   $   2,668,199   $          -    $  50,568,011
Operating Income.................................        6,422,882         176,029              -        6,598,911
Depreciation and amortization...................           400,941           4,133              -          405,074
Capital expenditures.............................          737,367          46,319              -          783,686

Identifiable assets as of August 31, 1996            $  84,596,463   $   5,903,957   $  (2,000,000)  $  88,500,420
-----------------------------------------


                                F-12
PAGES

ATC GROUP SERVICES INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

FY 1997
      Acquisition of American Testing and Engineering Corporation - On May 24, 1996, ATC purchased certain assets and assumed certain liabilities of American Testing and Engineering Corporation ("ATEC"), a national environmental consulting firm. ATEC provides environmental consulting and engineering services including risk assessments, compliance audits, environmental remediation consulting, geotechnical, materials testing, industrial hygiene and analytical services through a large network of branch and regional offices. For its year ended December 31, 1995, ATEC had revenues of $85,020,000 and a net loss of ($1,820,000).

     The acquisition has been accounted for as a purchase. The assets acquired include certain tangible assets consisting of accounts receivable, work in process and customer and certain other deposits. Additionally, ATC executed an agreement to lease substantially all of ATEC's equipment and executed several sublease agreements for premises leased by ATEC. ATC also obtained non-competition agreements with ATEC, a non-acquired subsidiary, and the majority shareholder of ATEC.

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

      The acquisition has been accounted for as a purchase. Assets purchased include customer contract rights, customer lists, order backlog, customer records, employee contracts and tangible assets including accounts receivable, unbilled work in process, field and office supplies, and equipment. Consideration paid consisted of $3,000,000 of cash at closing and a note payable for $2,500,000 payable in three annual payments plus interest. In addition, ATC assumed certain liabilities of approximately $175,724. ATC also entered into a three year non-compete agreement with the majority stockholder.

FY 1996
     Acquisition of Hill International Inc. Environmental Subsidiaries - On November 10, 1995, ATC purchased certain assets and assumed certain liabilities of the subsidiary companies at Hill International, Inc. that provided environmental consulting and engineering services (collectively the "Hill Businesses"). These services include asbestos management, industrial hygiene and indoor air quality consulting, environmental auditing and permitting, environmental regulatory compliance, water and wastewater engineering, solid waste and landfill management, hazardous waste management and analytical laboratory services.

      Acquisition of Applied Geosciences, Inc. - Effective February 29, 1996, ATC purchased certain assets and assumed certain liabilities of Applied Geosciences, Inc. ("AGI"). AGI's services include environmental and hazardous waste site assessments, remediation design, air quality management, asbestos services, litigation support and engineering geology through its offices located in Southern California.

                                F-13
PAGES

Common Stock Offering

     Effective October 1995, the Company sold 1,970,000 shares of common stock at an offering price of $12.00 per share and received $21,554,461 net of underwriting and other related expenses.

Merger of Aurora into ATC

     Effective June 29, 1995, ATC and its parent, Aurora Environmental Inc. ("Aurora"), were merged pursuant to an agreement approved by the majority of shareholders of each company, with ATC as the surviving corporation (the "Aurora Merger"). Prior to the Aurora Merger, Aurora was a holding company which owned approximately 57% of ATC's outstanding Common Stock and had substantially no other assets. In connection with the merger, each outstanding share of Aurora Common stock was exchanged for .545 shares of ATC Common Stock. ATC issued 3,341,356 shares of ATC Common Stock in exchange for 6,131,104 shares of Aurora's common stock, and issued options and warrants entitling the holders thereof to purchase up to 604,950 shares of ATC Common Stock upon exercise in replacement of previously outstanding options and warrants to purchase Aurora's common stock. ATC common shares held by Aurora of 3,258,000 were canceled. Actual common shares outstanding increased by 83,356 shares. As a result of the Aurora Merger, ATC utilized Aurora's net operating loss carried forward to reduce its taxable income and accordingly recorded a one-time reduction in income tax expense of approximately $350,000 ($.05 per share) in the second quarter of fiscal 1996.

Results of Operations

Three Months Ended August 31, 1996 Compared with Three Months Ended August 31, 1995
     Revenues in the three months ended August 31, 1996 increased 191% to $33,922,028, compared with $11,649,478 in the three months ended August 31, 1995. This increase was primarily attributable to the acquisition of ATEC and 3D in May 1996 and from the acquisitions of the Hill Businesses and AGI completed during the second half of fiscal 1996.

     Revenues in the three months ended August 31, 1996 from ATC's branch offices having comparable operations in the three months ended August 31, 1995 decreased 1.6% to $11,020,010, compared with $11,201,153 in the three months ended August 31, 1995. Revenues attributable to the acquisitions of certain assets of the Hill Businesses, AGI, ATEC and 3D totaled $22,902,018, or 67.5% of revenues, for the three months ended August 31, 1996. Revenues from branch operations sold or discontinued prior to the second quarter of fiscal 1997 contributed revenues of $448,325 in the three months ended August 31, 1995.

      Reimbursable costs represent direct project expenses billed to environmental and engineering segment clients. For the three months ended August 31, 1996, reimbursable costs increased 272% to $5,077,483 compared with $1,364,001, in the three months ended August 31, 1995. Reimbursable costs as a percentage of revenues increased to 15.0% in the three months ended August 31, 1996 compared with 11.7% in the three months ended August 31, 1995. ATEC's traditional consulting services, consisting of drilling, materials testing and engineering services, utilize higher amounts of outside services and direct project expenses compared to those consulting services being provided prior to the acquisition. For its year ended December 31, 1995, ATEC's reimbursable costs were approximately 21% of revenues, compared to ATC's fiscal 1996 reimbursable costs which were approximately 11% of revenues.

     Gross profit in the three months ended August 31, 1996 increased 127% to $12,529,814, compared with $5,529,416 in the three months ended August 31, 1995. Gross profit as a percentage of net revenue decreased to 43.4% in the three months ended August 31, 1996, compared with 53.8% in the three months ended August 31, 1995. The gross profit percentage decrease is due to lower margins earned on certain of ATEC's environmental services, the costs incurred to complete a large fixed-price contract which could not be billed to the client, and the impact of lower net revenues in certain regions where costs could not be reduced proportionately. In addition, the gross profit percentage for the prior year was higher than normal due to the profitability level of certain large projects.

                                F-14
PAGES

     Operating expenses in the three months ended August 31, 1996 increased 150% to $8,619,683, compared with $3,443,026 in the three months ended August 31, 1995. Operating expenses decreased as a percentage of net revenues to 29.9% in the three months ended August 31, 1996, compared with 33.5% in the three months ended August 31, 1995. The decrease in operating expenses as a percentage of net revenue is the result of the additional net revenue from the ATEC and other acquisitions without corresponding increases in fixed and administrative costs. Employee costs increased 120% to $3,517,889, or 12.2% of net revenues, in the three months ended August 31, 1996 compared with
 $1,601,014, or 15.6% of net revenues, in the three months ended August 31, 1995. These increases in total cost were due to employees hired in connection with the expansion of ATC's operations. Other increases in operating expenses resulted from higher facility costs and administrative expenses resulting from the growth in operations and increased employee levels. Additionally, in the three months ended August 31, 1996, amortization of goodwill and intangibles increased to $362,091, compared with $98,658 in the three months ended August 31, 1995 reflecting the additional goodwill amortization resulting from acquisitions.

     Operating income in the three months ended August 31, 1996 increased 87% to $3,910,131, compared with $2,086,390 in the three months ended August 31, 1995. Operating income decreased as a percentage of net revenues to 13.6% in the three months ended August 31, 1996, compared with 20.3% in the three months ended August 31, 1995.

     Nonoperating expense in the three months ended August 31, 1996 increased to $424,638 compared with $164,773 in the three months ended August 31, 1995. The increase is primarily attributable to increased interest expense due to increased bank debt borrowed in connection with the ATEC and 3D acquisitions.

     Income tax expense in the three months ended August 31, 1996 was $1,384,000, compared with $402,500 in the three months ended August 31, 1995. The income tax expense for the prior year quarter ended August 31, 1995 reflects a one-time benefit of $350,000 resulting from the merger of Aurora into ATC which allowed ATC to utilize Aurora's net operating loss carryforward as offsets to future taxable income. During the three months ended August 31, 1996 and 1995, after adjusting for the one-time tax benefit, the Company's effective tax rates were 39.7% and 39.2%, respectively.

     As a result of the foregoing, net income in the three months ended August 31, 1996 increased 38.3% to $2,101,493, or $.25 per share on a fully  diluted basis, compared with $1,519,117 or $.23 per  share  on  a fully diluted basis, in the three months ended August 31, 1995. Excluding the impact of the one-time tax benefit of $350,000, net income and fully diluted earning per share for the three months ended August 31, 1995 would have been $1,169,117 and $.18, respectively. The fully diluted weighted average number of shares outstanding increased 2,034,016 shares to 8,576,018 shares primarily due to an increase in shares issued from the Common Stock Offering and from shares, options and warrants outstanding as a result of the Aurora merger effective June 29, 1995. Net income decreased as a percentage of net revenues to 7.3% in the three months ended August 31, 1996, compared with 11.4% in the three months ended August 31, 1995 after adjusting for the one-time tax benefit.


Six  Months Ended August  31, 1996 Compared with Six Months Ended August
31, 1995
     Revenues in the six months ended August 31, 1996 increased 125% to $50,568,011, compared with $22,464,431 in the six months ended August 31, 1995. This increase was primarily attributable to the acquisition of ATEC and 3D in May 1996 and from the positive acquisitions of the Hill Businesses and AGI during the second half of fiscal 1996.

     Revenues in the six months ended August 31, 1996 from ATC's branch offices having comparable operations in the six months ended August 31, 1995 increased 4.5% to $22,546,783, compared with $21,580,851 in the six months ended August 31, 1995. Revenues attributable to the acquisitions of certain assets of the Hill Businesses, AGI, ATEC and 3D totaled $27,993,740, or 55.4% of revenues, for the six months ended August 31, 1996. Revenues from branch operations sold or discontinued contributed only $27,488 for the six months ended August 31, 1996 compared to $883,580 for the six months ended August 31, 1995.

     Gross profit in the six months ended August 31, 1996 increased 83% to $19,811,826, compared with $10,798,958 in the six months ended August 31, 1995. Gross profit as a percentage of net revenue decreased to 46.2% in the six months ended August 31, 1996, compared with 53.4% in the six months ended August 31, 1995. The gross profit percentage decrease is due to lower margins earned on certain of ATEC's environmental services, the final project costs incurred to complete a large fixed-price contract which could not be billed to the client, and the impact of lower net revenues in certain regions where costs could not be reduced proportionately. In addition, the gross profit percentage for the prior year was higher than normal due to the profitability level of certain large projects.

                                F-15
PAGES

     Operating expenses in the six months ended August 31, 1996 increased 84% to $13,212,915, compared with $7,186,019 in the six months ended August 31, 1995. Operating expenses decreased as a percentage of net revenues to 30.8% in the six months ended August 31, 1996, compared with 35.5% in the six months ended August 31, 1995. The decrease in operating expenses as a percentage of net revenue is the result of the additional net revenue from the ATEC and other acquisitions without corresponding increases in fixed and administrative costs. Employee costs increased 58% to $5,736,029, or 13.4% of net revenues, in the six months ended August 31, 1996 compared with $3,630,992, or 18% of net revenues, in the six months ended August 31, 1995. These increases in total cost were due to employees hired in connection with the expansion of ATC's operations. Other increases in operating expenses resulted from higher facility costs and administrative expenses resulting from the growth in operations and increased employee levels. Additionally, in the six months ended August 31, 1996, amortization of goodwill and intangibles increased to $524,795, compared with $194,037 in the six months ended August 31, 1995 reflecting the additional
goodwill  amortization   resulting   from acquisitions.

     Operating income in the six months ended August 31, 1996 increased 83% to $6,598,911, compared with $3,612,939 in the six months ended August 31, 1995. Operating income decreased as a percentage of net revenues to 15.4% in the six months ended August 31, 1996, compared with 17.9% in the six months ended August 31, 1995.

     Nonoperating expense in the six months ended August 31, 1996 increased to $341,115 compared with $228,694 in the six months ended August 31, 1995. The increase in nonoperating expense is primarily attributable to increased interest expense due to increased bank debt outstanding since May 1996 when the ATEC and 3D acquisitions were completed, offset in part by higher interest income earned during the first three months of fiscal 1997 on the net offering proceeds invested in short term investments prior to the acquisitions.

     Income  tax  expense in the six months ended August  31,  1996  was
$2,438,000, compared with $970,000 in the six months ended August 31, 1995. The income tax expense for the six months ended August 31, 1995 reflects a one-time benefit of $350,000 resulting from the merger of Aurora into ATC which allowed ATC to utilize Aurora's net operating loss carryforward as offsets to future taxable income. During the six months ended August 31, 1996 and 1995, after adjusting for the one-time tax benefit, the Company's effective tax rates were 39%.

     As a result of the foregoing, net income in the six months ended August 31, 1996 increased 58% to $3,819,796, or $ .44 per share on a fully diluted basis, compared with $2,414,245 or $.38 per share on a fully diluted basis, in the six months ended August 31, 1995. Excluding the impact of the one-time tax benefit of $350,000, net income and fully diluted earnings per share for the six months ended August 31, 1995 would have been $2,064,245 and $.33, respectively. The fully diluted weighted average number of shares outstanding increased 2,295,522 shares to 8,628,179 shares primarily due to an increase in shares issued from the Common Stock Offering and from shares, options and warrants outstanding as a result of the Aurora merger effective June 29, 1995. Net income decreased as a percentage of net revenues to 8.9% in the six months ended August 31, 1996, compared with 10.2% in the six months ended August 31, 1995 after adjusting for the one-time tax benefit.

Liquidity and Capital Resources

     At August 31, 1996, working capital was $25,405,292 compared with working capital of $24,977,316 at February 29, 1996, a decrease of $427,976. This decrease in working capital is primarily a result of the acquisitions of ATEC and 3D and the assumed acquisition liabilities including accounts payable and other current liabilities and future payment obligations, cash paid to the sellers, offset by increases from purchased accounts receivable, unbilled receivables and prepaid expenses. As a result of the Company's recent acquisitions of ATEC and 3D, the Company's tangible net worth decreased to $7,285,898 at August 31, 1996 from $27,542,614 at February 29, 1996 primarily as a result of goodwill and non-compete amounts recognized in connection with these transactions.

     During the six months ended August 31, 1996, net cash flows used in operating activities were $6,058,393, primarily due to the decrease in accounts payable and other liabilities, representing payments of property facility rentals, non-compete consideration and assumed liabilities of ATEC and other acquisitions, and an increase in billed and unbilled receivables. Net cash flows used in investing activities were $12,659,842, resulting from the acquisitions of ATEC and 3D and purchases of property and equipment. Net cash flows provided by financing activities were $8,686,118, primarily representing the proceeds of the bridge credit facility, less payments made on long-term debt and notes payable assumed from ATEC.

                                F-16
PAGES

     During the six months ended August 31, 1995, net cash flows used by operating activities were $1,727,423. Net cash flows used in investing activities were $896,436 consisting of additional acquisition costs in connection with the Con-Test and R.E. Blattert acquisitions plus contingent purchase obligations related to the acquisition of BSE Management Inc. and the purchase of property and equipment. Also during this period, net cash flows from financing activities were $1,710,207, primarily from proceeds from increased bank debt less principal payments on long-term debt and notes payable of $499,159.

     In October 1995 the Company sold 1,970,000 shares in a common stock offering. The Company utilized a portion of the net proceeds of the offering to repay outstanding bank debt under its credit facilities.

     In May 1996, the Company entered into a bridge credit facility with The Chase Manhattan Bank (formerly Chemical Bank) and Atlantic Bank which provided $20,000,000 of funds, of which $14,025,000 was used in May 1996 in connection with the Company's acquisition of ATEC and 3D.
The bridge credit facility has been increased to $23,000,000 and borrowings under the agreement are due January 13, 1997, however, the Company expects to complete a longer term agreement with the banks prior to the maturity date of the bridge facility. The Company may also seek to obtain additional public or private debt or equity financing in the future in order to reduce certain existing bank debt and provide funds for future acquisitions, however, no assurance can be given as to the Company's ability to obtain funds on acceptable terms and conditions.

     Management believes that as a result of cash on hand, current working capital, the expected increase in available funds upon the completion of the long-term bank credit facility, and anticipated funds generated internally from operations will be sufficient to finance ATC's operations, to make payments as they come due on ATC's completed acquisitions and to meet ATC's short-term and long-term liquidity requirements.

                                F-17
PAGES

                       PART II - OTHER INFORMATION

Item 1.   Legal Proceedings:
           First Fidelity Bank, N.A., et al v. Hill International, Inc. et al, Superior Court of New Jersey, Law Division, Burlington
     County, Docket No. Bur-L-03400-95, filed December 19, 1995. On December 19, 1995, a second amended complaint was filed in the above-entitled action which joined the Company as a defendant and included a count against the Company seeking recovery of certain assets purchased from Hill International, Inc. ("Hill") on the grounds that plaintiff banks hold security interests in the assets and that Hill is in default under the security agreement creating such alleged security interests. The plaintiffs in this action are First Fidelity Bank, N.A. and United Jersey Bank, N.A. The primary defendants are Hill and certain of its subsidiaries, and Irvin
     Richter, David Richter, Janice Richter and William Doyle. Irvin Richter and David Richter are officers and stockholders of Hill. In April 1996, the Company filed a cross-claim against Hill, Irvin Richter and David Richter alleging breach of contract, fraud, among other allegations and seeking unspecified damages, including punitive damages and equitable relief. In August, 1996, Hill and the Richters filed an answer denying ATC's cross claims, a cross-claim against ATC and a third party claim against certain members of ATC's management. The cross claim and third party claim seek unspecified damages, including punitive damages, for defamation, breach of the Richters' non-competition agreements and securities fraud. The defamation claim is based on plaintiff banks' allegation of fraud against Hill and the Richters in their amended complaint, which Hill and the Richters allege was based on defamatory statements made by ATC in settlement discussions with the plaintiff banks. The Company both denies that it made defamatory statements and asserts that the defamation allegations fail to state a legally valid claim. The breach of contract and securities claims are based on allegations that ATC made representations concerning a registration rights agreement to be provided in connection with options issued to the Richters as consideration for their non-competition agreements. The Company denies that an agreement concerning registration rights was ever reached and asserts that the Richters forfeited any such rights in any case as a result of their conduct in connection with the asset purchase. These related cases are in their early stages with discovery yet to take place. In the Company's opinion, the outcome of this matter will not have a significant effect on the Company's financial position or future results of operations, although no assurances can be given in this regard.


          Commonwealth of Massachusetts v. TLT Construction Corp. et al, Civ. Action No. 96-02281 F, Superior Court of Middlesex County, Massachusetts. This is an action brought by the Commonwealth of Massachusetts in April 1996, against the architects and general contractor on a renovation and construction project on the Suffolk County Courthouse in Massachusetts. The basis of the lawsuit is that one or more damp-proofing products specified by the architect defendants and installed by the contractor defendant made employees in the courthouse ill because of the off-gassing of harmful vapors. Dennison Environmental Services Inc., ("Dennison") an ATC subsidiary, was joined on August 13, 1996, as a third party defendant by TLT Construction Corporation, the general contractor, because Dennison performed some air quality testing of the air in the courthouse for the Commonwealth of Massachusetts during the construction process. The contractor alleges that it acted in reliance on these tests in continuing to install the material after the test report was given to it by the state. Dennison has just recently been served and has not yet answered the complaint. At this point, ATC considers the case to be totally without merit, and ATC intends to vigorously defend the action. The Company currently has in force a professional liability insurance policy covering this claim in the amount of $10,000,000 with a deductable $250,000. Notice of claim has been made regarding this action and the insurer has agreed to assume the defense. These related cases are in their early stages with discovery yet to take place. In the Company's opinion, the outcome of this matter will not have a significant effect on the Company's financial position or future results of operations, although no assurances can be given in this regard.

Item 2.                            Changes in Securities:
          Not Applicable

Item 3.                            Defaults Upon Senior Securities:
          Not Applicable

                                F-18
PAGES

Item  4.                             Submission of Matters to a Vote  of
Security Holders:
           On October 8, 1996, the Company held its annual meeting of shareholders at which time the following matters were voted upon by security holders:

          (1) The following individuals were re-elected as directors by the votes indicated.


 Name                              Votes For   Votes Against
 ------------------------          ---------   ------------
 George Rubin                      6,473,687    28,886
 Morry F. Rubin                    6,473,487    29,086
 Richard L. Pruitt                 6,473,687    28,886
 Richard S. Greenberg, Esq.        6,473,687    28,886
 Julia S. Heckman                  6,473,487    29,806

          (2) An amendment to the 1993 Incentive and Non-Qualified Stock Option Plan increasing the number of
               shares  covered   by  the   Plan   from    500,000  to
               1,000,000  shares  was  approved  by  a  vote   of
               3,867,590 in favor, 193,641 against, 36,687 abstaining and 2,404,655 unvoted.

          (3) An amendment to the Company's Certificate of Incorporation to change the name of the Company to ATC Group Services Inc. was approved by a vote of 6,278,417 in favor, 34,445 against , 34,240 abstaining and 155,471 unvoted.

Item 5.   Other Information:
          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K:
          (a)  Exhibits:
               11 - Computation of Earnings Per Share -
                       Three months and six months ended August 31,1995 and 1996 (Unaudited)

               27 - Financial Data Schedule
                      August 31, 1996 (Unaudited)

           (b) Reports on Form 8-K:
                      An amendment #1 to a Form 8- K dated May 24, 1996 - date of earliest event reported - was
                      filed  August 6, 1996.   The  amendment
                      contained   the  required  financial information of
                      American Testing and Engineering Corporation ("ATEC") and proforma financial data in connection with the acquisition of ATEC and 3D Information Services, Inc.


                                F-19
PAGES

                               SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ATC GROUP SERVICES INC.

                              (Registrant)


  Dated:  October 15, 1996            /s/ Morry F. Rubin
  ------------------------            -------------------------------------
                                      Morry F. Rubin,
                                      President and Chief Executive Officer

  Dated:  October 15, 1996            /s/ Richard L. Pruitt
  ------------------------            -------------------------------------
                                      Richard L. Pruitt,
                                      Vice President and Principal
                                      Accounting Officer

                                F-20
PAGES

ATC GROUP SERVICES INC. AND SUBSIDIARIES                    EXHIBIT 11

COMPUTATION OF EARNINGS PER SHARE
THREE MONTHS AND SIX MONTHS ENDED AUGUST 31, 1995 and 1996 (Unaudited)

                                                                Three Months Ended           Six Months Ended
                                                                  August 31, 1996             August 31, 1996
                                                           --------------------------    --------------------------
                                                               1995          1996            1995           1996
                                                           -----------    -----------    -----------    -----------
Primary Earnings Per Share:
--------------------------
  Weighted averang numbe of shares of common stock
    outstanding........................................      5,797,818      7,785,761      5,768,058      7,787,174
  Additional shared assuming exercise of dilutive
    stock options and stock warrants...................        744,184        790,257        564,599        791,657
                                                           -----------    -----------    -----------    -----------
      Total average common and common equivalent shares
        outstanding....................................      6,542,002      8,576,018      6,332,657      8,578,831
                                                           ============   ===========    ===========    ===========

  Net Income...........................................    $ 1,519,117    $ 2,101,493    $ 2,414,245    $ 3,819,796
                                                           ============   ===========    ===========    ===========

  Earings per common and dilutive common equivalent
    share (1)..........................................    $       .23    $       .25    $       .38    $       .45
                                                           ============   ===========    ===========    ===========

Fully Diluted Earnings Per Share:
--------------------------------
  Weighted averang numbe of shares of common stock
    outstanding........................................      5,797,818      7,785,761      5,768,058      7,787,174
  Additional shared assuming exercise of dilutive
    stock options and stock warrants...................        744,184        790,257        564,599        841,005
                                                           -----------    -----------    -----------    -----------
      Total average common and common equivalent shares
        outstanding....................................      6,542,002      8,576,018      6,332,657      8,628,179
                                                           ============   ===========    ===========    ===========

  Net Income...........................................    $ 1,519,117    $ 2,101,493    $ 2,414,245    $ 3,819,796
                                                           ============   ===========    ===========    ===========

  Earings per common and dilutive common equivalent
    share (1)..........................................    $       .23    $       .25    $       .38    $       .45
                                                           ============   ===========    ===========    ===========


      (1) Includes a one-time tax benefit of $.05 per share related to the merger of Aurora Environmental Inc. for the three months and six months ended August 31, 1995 (Note B).


                                F-21
PAGE

ATC ENVIRONMENTAL INC. AND SUBSIDIARIES                     EXHIBIT 27

FINANCIAL DATA SCHEDULE
AUGUST 31, 1996 (Unaudited)

                                                                    As of
Item Number                Item Description                     August 31, 1996
-----------                ----------------                     ------------
5-02(1)       Cash and cash items..............................  $3,437,326
5-02(2)       Marketable securities and short-term investments.         N/A
5-02(3)a(1)   Notes and accounts receivable - trade............  33,085,195
5-02(4)       Allowances for doubtful accounts.................  (1,141,778)
5-02(6)       Inventory........................................         N/A
5-02(9)       Total current assets.............................  48,213,337
5-02(13)      Property, plant and equipment....................   7,379,400
5-02(14)      Accumulated depreciation.........................  (3,577,689)
5-02(18)      Total assets.....................................  88,500,420
5-02(21)      Total current liabilities........................  22,808,045
5-02(22)      Bonds mortgages and similar debt.................  22,229,413
5-02(28)      Preferred stock - mandatory redemption...........         N/A
5-02(29)      Preferred stock - no mandatory redemption........         N/A
5-02(30)      Common stock.....................................      77,872
5-02(31)      Other stockholders' equity.......................  42,850,741
5-02(32)      Total liabilities and stockholders' equity.......  88,500,420


                                                                 Six Months
                                                                    ended
                                                                August 31, 1996
                                                                ------------
5-03(b)1(a)   Net sales of tangible products...................         N/A
5-03(b)1      Total revenues................................... $50,568,011
5-03(b)2(a)   Cost of tangible goods sold......................         N/A
5-03(b)2      Total costs and expenses applicable to sales and
               revenues........................................  30,756,185
5-03(b)3      Other costs and expenses.........................  12,642,630
5-03(b)5      Provision for doubtful accounts and notes........     341,301
5-03(b)(8)    Interest and amortization of debt discount.......     570,099
5-03(b)(10)   Income before taxes and other items..............   6,257,796
5-03(b)(11)   Income tax expense...............................   2,438,000
5-03(b)(14)   Income continuing operations.....................   3,819,796
5-03(b)(15)   Discontinued operations..........................         N/A
5-03(b)(17)   Extraordinary items..............................         N/A
5-03(b)(18)   Cumulative effect - changes in accounting
               principles......................................         N/A
5-03(b)(19)   Net Income.......................................   3,819,796
5-03(b)(20)   Earning per share - primary......................      $  .45
5-03(b)(20)   Earnings per share - fully diluted ..............      $  .44

                                F-22
PAGE