Form 10-Q
period 1996-11-30
ATC ENVIRONMENTAL INC
filed 1997-01-14
CIK 828828

                                         UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                         FORM 10-Q

                 [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarterly Period Ended November 30, 1996

                                            OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                              Commission File Number: 1-10583

                                  ATC GROUP SERVICES INC.
                                  -----------------------
                  (Exact name of Registrant as specified in its charter)


              Delaware                                46-0399408
  --------------------------------           ------------------------------
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                  Identification No.)

    104 East 25th Street, 10th
               Floor                                     10010
        New York, New York
  --------------------------------           ------------------------------
       (Address of principal                          (Zip Code)
        executive offices)

        Registrant's telephone number, including area code: (212) 353-8280
                                                             -------------
                                      NONE
       -------------------------------------------------------------------
                                  (Former name,
       former address and former fiscal year if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the Registrant's Common Stock as of January 6, 1997 was 7,799,937.

ATC GROUP SERVICES INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1996

PART I - FINANCIAL INFORMATION:

   Item 1 - Financial Statements:

        Consolidated Balance Sheets
          February 29, 1996 and November 30, 1996 (Unaudited).............. F-3

        Consolidated Statements of Operations
          Three months and nine months ended November 30, 1995 and 1996
          (Unaudited)...................................................... F-4

        Consolidated Statements of Stockholders' Equity
          Nine months ended November 30, 1995 and 1996 (Unaudited)......... F-5

        Consolidated Statements of Cash Flows
          Nine months ended November 30, 1995 and 1996 (Unaudited)......... F-6

        Notes to Consolidated Financial Statements
          Three months and nine months ended November 30, 1996 (Unaudited). F-7

    Item 2 - Management's Discussion and Analysis of Financial Condition and
     Results of Operations................................................. F-13

  PART II - OTHER INFORMATION:

    Items 1-6.............................................................. F-18

    Signatures............................................................. F-19

    Exhibit 11 - Computation of Earnings Per Share
                  Three months and nine months ended November 30, 1995 and 1996
                  (Unaudited).............................................. F-20

    Exhibit 27 - Financial Data Schedule
                  November 30, 1996 (Unaudited)............................ F-21

                                F-2
PAGE

ATC GROUP SERVICES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
FEBRUARY 29, 1996 AND NOVEMBER 30, 1996 (Unaudited)

                                                                                  February 29,              November 30,
                                                                                     1996                       1996
                                                                           ---------------------     --------------------
ASSETS                                                                                                        (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents..............................................  $       13,469,443        $        2,714,709
    Trade accounts receivable, less allowance for doubtful accounts
        ($383,220 at February 29, 1996 and 1,284,925 at November 30, 1996).          14,161,774                35,212,157
    Costs in excess of billings on uncompleted contracts...................           2,333,835                 6,439,405
    Prepaid expenses and other current assets..............................             906,289                 2,764,651
    Deferred income taxes .................................................             440,600                   440,600
                                                                           --------------------     ---------------------
        Total current assets...............................................          31,311,941                47,571,522

PROPERTY AND EQUIPMENT, Net (Note C).......................................           3,606,755                 3,930,679

GOODWILL, net of accumulated amortization (Note B)
    ($453,646 at February 29, 1996 and 1,188,477 at November 30, 1996).....          11,375,399                34,910,499
COVENANTS NOT TO COMPETE, net of accumulated amortization (Note B)
    ($258,099 at February 29, 1996 and 410,573 at November 30, 1996).......             274,401                   676,927
OTHER ASSETS...............................................................             116,104                 1,438,425
                                                                           --------------------      --------------------
                                                                           $         46,684,600      $         88,528,052
                                                                           ====================      ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Short-term debt........................................................$          1,122,552      $            305,000
    Current maturities of long-term debt...................................             354,858                 1,972,668
    Accounts payable.......................................................           2,231,175                 8,382,843
    Income taxes payable...................................................              42,500                   267,937
    Accrued compensation...................................................           1,421,330                 4,425,458
    Accrued payment obligations - ATEC acquisition (Note B)................                  -                  2,923,511
    Other accrued expenses ................................................           1,162,210                 3,679,664
                                                                           --------------------      --------------------
        Total current liabilities..........................................           6,334,625                21,957,081

LONG-TERM DEBT, less current maturities (Note A)...........................             361,944                21,599,058
OTHER LIABILITIES..........................................................             598,817                   295,289
DEFERRED INCOME TAXES......................................................             196,800                   196,800
                                                                           --------------------      --------------------
        Total liabilities..................................................           7,492,186                44,048,228
                                                                           --------------------      --------------------

COMMITMENTS AND CONTINGENCIES (Notes B and E)
STOCKHOLDERS' EQUITY (Note D):
    Common stock, par value $.01 per share; authorized 20,000,000 shares;
       issued and outstanding: 7,796,577 shares at February 29, 1996 and
       7,797,937 shares at November 30, 1996...............................              77,966                    77,979
    Additional paid-in capital.............................................          29,030,189                29,018,831
    Notes receivable - common stock........................................             (45,000)                       -
    Retained earnings......................................................          10,129,259                15,383,014
                                                                           --------------------       -------------------

        Total stockholders' equity.........................................          39,192,414                44,479,824
                                                                           --------------------       -------------------
                                                                           $         46,684,600       $        88,528,052
                                                                           ====================       ===================

See notes to consolidated financial statements.

PAGE

 ATC GROUP SERVICES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 30, 1995 AND 1996 (Unaudited)



                                           Three Months Ended           Nine Months Ended
                                               November 30,                November 30,
                                       --------------------------   --------------------------
                                            1995         1996            1995         1996
                                       ------------  ------------   ------------  ------------
REVENUES.............................. $ 11,223,139  $ 32,848,840   $ 33,687,570  $ 83,416,851

REIMBURSABLE COSTS....................    1,150,943     5,655,772      3,399,809    13,354,833
                                       ------------  ------------   ------------  ------------

NET REVENUES..........................   10,072,196    27,193,068     30,287,761    70,062,018


COST OF NET REVENUES..................    4,729,573    15,905,505     14,146,180    38,962,629
                                       ------------  ------------   ------------  ------------

           Gross Profit...............    5,342,623    11,287,563     16,141,581    31,099,389


 OPERATING EXPENSE:
   Selling............................      392,631       887,098      1,106,824     2,180,498
   General and administration.........    3,083,198     7,201,702      9,435,809    18,779,916
   Provision for bad debts............       78,300       283,680        197,515       624,981
                                       ------------  ------------   ------------  ------------
                                          3,554,129     8,372,480     10,740,148    21,585,395
                                       ------------  ------------   ------------  ------------
           Operating income...........    1,788,494     2,915,083      5,401,433     9,513,994
                                       ------------  ------------   ------------  ------------

NONOPERATING EXPENSE (INCOME):
   Interest expense...................       86,443       510,118        335,910     1,080,217
   Interest income....................     (106,064)      (25,668)      (153,637)     (221,115)
   Other..............................       (3,560)       (2,645)        23,240       (36,182)
                                       ------------  ------------  -------------  ------------
                                            (23,181)      481,805        205,513       822,920
                                       ------------  ------------  -------------  ------------

           Income before income taxes.    1,811,675     2,433,278      5,195,920     8,691,074

INCOME TAX EXPENSE (Note B)...........      707,000       927,000      1,677,000     3,365,000
                                       ------------  ------------  -------------  ------------

NET INCOME............................ $  1,104,675  $  1,506,278  $   3,518,920  $  5,326,074
                                       ============  ============  =============  ============



EARNINGS PER COMMON SHARE
  AND DILUTIVE COMMON
  EQUIVALENT SHARE:
        Primary (Note D) (1).......... $        .15  $        .18  $         .52  $        .62
                                       ============  ============  =============  ============
        Fully diluted (Note D) (1).... $        .15  $        .18  $         .52  $        .62
                                       ============  ============  =============  ============


WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:
        Primary.......................    7,542,528     8,454,151      6,735,948     8,537,271
                                       ============  ============  =============  ============
        Fully diluted.................    7,542,528     8,454,151      6,735,948     8,570,170
                                       ============  ============  =============  ============


 (1) Includes a one-time tax benefit of $.05 per share related to the merger of Aurora Environmental Inc. for the nine months ended November 30, 1995 (Note B).


See notes to consolidated financial statements.


                                F-4
PAGE

ATC GROUP SERVICES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED NOVEMBER 30, 1995 AND 1996 (Unaudited)

                                                                                         1995
                                                ----------------------------------------------------------------------------------
                                                                                             Notes
                                                                             Additional    Receivable
                                                   Common        Stock        Paid-in       -Common       Retained
                                                   Shares        Amount       Capital        Stock        Earnings       Total
                                                ------------   ----------   -----------   ------------   -----------   -----------

BALANCE, February 28, 1995...................      5,738,018   $   57,380   $ 7,484,453   $    (15,000)  $ 6,286,361   $13,813,194

   Issuance of common  stock in
      public offering at $12.00 per
      share, less expenses (Note D) .........      1,970,000       19,700    21,608,289             -             -     21,627,989
   Sale of common stock at $1.83 to
      $10.00 per  share, upon exercise of
      stock options and warrants.............         33,600          336        64,503             -             -         64,839
   Net issuance of common stock and
      adjustments in connection with the
      merger of Aurora Environmental
      Inc. into ATC (Note B)..................        83,452          835        61,719        (30,000)           -         32,554
   Continuing registration costs applied
      against additional paid-in capital......            -            -        (88,827)            -             -        (88,827)
   Common  stock recovered in
      connection with the Con-Test,
      Inc. acquisition........................       (33,130)        (331)     (139,682)            -             -       (140,013)
   Other capital transactions.................         2,920           29        22,471             -             -         22,500
   Net income.................................            -            -             -              -      3,518,920     3,518,920
                                                ------------   ----------   -----------   ------------   -----------   -----------

BALANCE, November 30, 1995.........                7,794,860   $   77,949   $29,012,926   $    (45,000)  $ 9,805,281   $38,851,156
                                                ============   ==========   ===========   ============   ===========   ===========



                                                                                         1996
                                                ----------------------------------------------------------------------------------
                                                                                             Notes
                                                                             Additional    Receivable
                                                   Common        Stock        Paid-in       -Common       Retained
                                                   Shares        Amount       Capital        Stock        Earnings       Total
                                                ------------   ----------   -----------   ------------   -----------   -----------
BALANCE, February 29, 1996....................     7,796,577   $   77,966   $29,030,189   $  (  45,000)  $10,129,259   $39,192,414

   Sale of common stock at $2.50 to
      $10.00 per  share, upon exercise of
       stock options and warrants.............        13,680          136        69,202             -            -          69,338
   Stock received as consideration for
      sale ofassets...........................       (12,320)        (123)      (51,990)            -       (72,319)      (124,432)

   Continuing registration costs applied
      against additional paid-in capital......            -             -       (28,570)            -            -         (28,570)
   Other capital transactions.................            -             -            -          45,000           -          45,000
   Net income.................................            -             -            -              -     5,326,074      5,326,074
                                                ------------   -----------  -----------   ------------  -----------    -----------

BALANCE, November 30, 1996....................     7,797,937   $    77,979  $29,018,831   $         -   $15,383,014    $44,479,824
                                                ============   ===========  ===========   ============  ===========    ===========

See notes to consolidated financial statements.

PAGE

ATC GROUP SERVICES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED NOVEMBER 30, 1995 AND 1996 (Unaudited)

                                                                                       Nine Months Ended
                                                                                           November 30,
                                                                                     1995                       1996
                                                                           ---------------------     --------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income............................................................... $         3,518,920       $          5,326,074

 Adjustments to reconcile net income to net cash from operating activities:
   Depreciation and leasehold amortization  ..............................             543,991                    642,779
   Amortization of goodwill and covenants  ...............................             304,450                    887,305
   Provision for bad debts  ..............................................             197,515                    624,981
   Deferred income taxes  ................................................            (206,559)                        -
   Other .................................................................            (293,620)                  (130,586)
   Changes in  operating  assets and liabilities,  net ofamounts acquired in acquisitions:
     Accounts receivable and costs in excess of billings on uncompleted
       contracts .........................................................          (3,712,216)                (5,400,578)
     Prepaid expenses and other assets....................................            (550,843)                  (448,876)
     Accounts payable and accrued liabilities ............................          (1,020,947)                (7,316,178)
     Income taxes payable.................................................            (113,248)                   225,455
                                                                           -------------------       --------------------
       Net cash flows from operating activities ..........................          (1,332,557)                (5,589,624)
                                                                           -------------------       --------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of American Testing and Engineering Corp., net of cash
    acquired  ............................................................                  -                  (8,965,952)
   Purchase of 3D Information Services, Inc., net of cash acquired........                  -                  (2,926,681)
   Purchase of Hill International, Inc. subsidiaries .....................          (2,517,950)                        -
   Purchase of BSE Management, Inc. ......................................            (207,990)                        -
   Purchase of Con-Test, Inc. ............................................            (169,044)                        -
   Purchase of R.E. Blattert and Associates ..............................             (34,375)                        -
   Purchase of property and equipment.....................................            (711,031)                (1,123,416)
   Other..................................................................             (29,639)                    (1,353)
                                                                           -------------------       --------------------
       Net cash flows from investing activities...........................          (3,670,029)               (13,017,402)
                                                                           -------------------       --------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt and notes payable.............           2,585,125                 21,403,572
   Proceeds from issuance of common stock, net of expenses................          21,755,382                     69,338
   Principal payments on long-term debt and notes payable,
       including capital lease obligations  ..............................          (6,467,167)               (13,592,048)
   Payments for continuing registration costs ............................             (88,827)                   (28,570)
                                                                           -------------------       --------------------

       Net cash flows from financing activities ..........................          17,784,513                  7,852,292
                                                                           -------------------       --------------------

       Net change in cash and cash equivalents ...........................          12,781,927                (10,754,734)

 CASH AND CASH EQUIVALENTS, Beginning of period ..........................           1,377,862                 13,469,443
                                                                           -------------------       --------------------


 CASH AND CASH EQUIVALENTS, End of period ................................ $        14,159,789       $          2,714,709
                                                                           ===================       ====================


 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for:
     Interest  ........................................................... $           332,797       $            967,711
                                                                           ===================       ====================

     Income taxes......................................................... $         1,646,957       $          3,139,546
                                                                           ===================       ====================


See notes to consolidated financial statements.

PAGE

ATC GROUP SERVICES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 30, 1996 (Unaudited)


A.  GENERAL

            Name Change - Effective October 8, 1996, the Company received shareholder approval to change its name to "ATC Group Services Inc." from it former name, ATC Environmental Inc. The change was made to reflect the Company's expanded operations which extend beyond environmental consulting and now include information technology consulting services.

            Principles of Consolidation - The consolidated financial statements include the accounts of ATC Group Services Inc and its wholly-owned subsidiaries ("ATC" or the "Company").

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

            Credit Facility - On May 24, 1996 the Company entered into a $20,000,000 bridge credit facility with The Chase Manhattan Bank (formerly Chemical Bank) and Atlantic Bank of New York. Under the terms of the credit agreement, the Company may borrow up to the amount of the facility, with interest payable monthly at 1.75% above the adjusted Eurodollar rate (for an effective interest rate of 7.31% at November 30, 1996). The agreement contains certain restrictive covenants which are consistent for this type of facility, including restrictions on dividend payments. Pursuant to an amendment, the facility was increased to $23,000,000 and amounts borrowed are due May 30, 1997. The Company is currently negotiating and anticipates entering into a longer term agreement with the banks prior to the maturity date of the credit agreement. As a result of the Company's intent and ability to secure long term financing, the amounts borrowed under the bridge credit facility have been classified as long term debt in the accompanying consolidated balance sheet.

            Statement of Financial Accounting Standards No. 121 - On March 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of. " The adoption of SFAS No. 121 has not had a material effect on the Company's financial statements.

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

            Amounts paid to seller and a majority owner:
                    Cash.......................................... $   9,000,000
                    Payment obligations, for property and facility
                        rentals and non-compete consideration.....     6,001,000
            Liabilities assumed:
                    Current liabilities...........................    15,731,076
                    Bank debt.....................................    10,750,000
            Direct expenses related to acquisition................       139,438
                                                                   -------------
                                                                   $  41,621,514

            The payment obligations to seller/majority owner are payable monthly or quarterly and are included in accrued payment obligations - ATEC acquisition in the accompanying consolidated balance sheet at November 30,1996.

            The Company is contingently liable to ATEC for additional purchase consideration up to $10,750,000 if certain net revenue levels are achieved and certain other conditions are met. The maximum amounts payable, if fully earned, would be paid as follows: $3,883,333 in fiscal 1998, $3,873,333 in fiscal 1999, $1,293,334 in fiscal 2000 and $1,700,000 in fiscal 2002.

            The initial purchase price allocation is summarized as follows:

            Accounts receivable and work in process, net of
              allowances  ........................................ $  18,957,768
            Other current assets..................................     2,023,996
            Other assets..........................................       548,301
            Covenants not to compete..............................       430,000
            Goodwill    ..........................................    19,661,449
                                                                   -------------
                                                                   $  41,621,514

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

            Amounts paid to seller:
                    Cash.......................................... $   3,000,000
                    Note payable..................................     2,500,000
            Assumed liabilities...................................       175,724
            Direct expenses related to acquisition................        23,149
                                                                   -------------
                                                                   $   5,698,873

PAGE

            The initial purchase price allocation is summarized as follows:

            Accounts receivable................................... $   1,163,981
            Work in process.......................................       279,047
            Property and equipment................................        77,381
            Other current assets..................................        77,560
            Covenant not to compete...............................       100,000
            Goodwill    ..........................................     4,000,904
                                                                   -------------
                                                                   $   5,698,873

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

            Amounts paid to seller:
                   Cash .......................................... $   2,517,949
                     Letter of credit, net of imputed interest....       700,000
                     Note payable at 8.75% interest...............       300,000
            Liabilities assumed...................................       414,544
            Direct expenses related to acquisition................       885,538
                                                                   -------------
                                                                   $   4,818,031

            In addition, the Company issued to certain selling shareholders, 50,000 stock options to purchase restricted common stock at $13.875 per share as consideration for non compete agreements.

            The purchase price allocation is summarized as follows:

            Costs in excess of billings on uncompleted contracts, net of
              unrealizable amounts................................ $     620,000
            Property and equipment................................       175,000
            Covenants not to compete..............................        37,500
            Other assets..........................................        30,572
            Goodwill..............................................     3,954,959
                                                                   -------------
                                                                   $   4,818,031

            The Company is contingently liable to reimburse up to $150,000 of certain facility lease costs. Hill International, Inc. has requested reimbursement of the full amount of the facility lease costs, however, the Company is disputing the reimbursement based on its counter-claims.

            Applied Geosciences Inc. - Effective February 29, 1996, ATC purchased certain assets and assumed certain liabilities of Applied Geosciences, Inc. ("AGI"), a California based environmental consulting company having offices in San Diego, Tustin and San Jose, California. The purchase price was comprised of the following consideration:

            Cash to seller........................................ $     147,546
            Cash to secured creditors of seller...................       441,514
            Liabilities assumed...................................       225,538
            Direct expenses related to acquisition................        31,246
                                                                   -------------
                                                                   $     845,844

PAGE

            In addition, AGI will receive contingent consideration of up to $190,000 subject to actual collections of the purchased trade receivables in excess of a minimum amount established under the agreement. At November 30, 1996, no contingent amounts had been earned.

            The initial purchase price allocation is summarized as follows:

            Accounts receivable, net.............................. $     474,973
            Property and equipment................................       115,060
            Covenants not to compete..............................        30,000
            Goodwill..............................................       225,811
                                                                   -------------
                                                                   $     845,844


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


                                                                               PRO FORMA
                                                     ------------------------------------------------------------
                                                            Three Months Ended            Six Months Ended
                                                              November 30,                  November 30,
                                                          1995           1996             1995           1996
                                                     -------------   -------------   ------------   -------------
Revenues.........................................    $  38,823,591   $  32,848,840   $115,314,350   $ 104,892,835
Net income.......................................    $   3,114,536   $   1,506,278   $  8,618,438   $   6,451,246
Earnings per share (fully diluted)...............    $         .41   $         .18   $       1.23   $         .75
Weighted average shares (fully diluted)..........        7,542,528       8,454,151      7,003,329       8,570,170



            Reductions of pro forma revenues, net income and earnings per share from 1995 to 1996 are attributable to declining revenue levels of the Hill Businesses and ATEC in the periods preceding their purchase by ATC and the increased weighted average shares resulting from the common stock offering.


C.  PROPERTY AND EQUIPMENT


                                                        February 29,    November 30,
                                                           1996            1996
                                                        ----------      ----------
     Office equipment...............................    $2,645,325      $3,065,973
     Laboratory and field.equiptment................     3,528,410       3,560,901
     Transportation equipment.......................       267,304         269,084
     Leasehold improvements.........................       633,595         839,905
                                                        ----------      ----------
                                                         7,074,634       7,735,863
    Less accumulated depreciation...................    (3,467,879)     (3,805,184)
                                                        ----------      ----------
                                                        $3,606,755      $3,930,679
                                                        ==========      ==========

                                F-10
PAGE

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

E.  CONTINGENCIES

            First Fidelity Bank, N.A., et al v. Hill International,  Inc. et al,
Superior Court of New Jersey, Law Division, Burlington County, Docket No. Bur-L-03400-95, filed December 19, 1995. On December 19, 1995, a second amended complaint was filed in the above-entitled action which joined the Company as a defendant and included a count against the Company seeking recovery of certain assets purchased from Hill International, Inc. ("Hill") on the grounds that plaintiff banks hold security interests in the assets and that Hill is in default under the security agreement creating such alleged security interests. The plaintiffs in this action are First Fidelity Bank, N.A. and United Jersey Bank, N.A. The primary defendants are Hill and certain of its subsidiaries, and Irvin Richter, David Richter, Janice Richter and William Doyle. Irvin Richter and David Richter are officers and stockholders of Hill. In April 1996, the Company filed a cross-claim against Hill, Irvin Richter and David Richter alleging breach of contract, fraud, among other allegations and seeking unspecified damages, including punitive damages and equitable relief. In August, 1996, Hill and the Richters filed an answer denying ATC's cross claims, a cross-claim against ATC and a third party claim against certain members of ATC's management. The cross claim and third party claim seek unspecified damages, including punitive damages, for defamation, breach of the Richters' non-competition agreements and securities fraud. The defamation claim is based on plaintiff banks' allegation of fraud against Hill and the Richters in their amended complaint, which Hill and the Richters allege was based on defamatory statements made by ATC in settlement discussions with the plaintiff banks. In its answer, the Company both denies that it made defamatory statements and asserts that the defamation allegations fail to state a legally valid claim. The breach of contract and securities claims are based on allegations that ATC made representations concerning a registration rights agreement to be provided in connection with options issued to the Richters as consideration for their non-competition agreements. In its answer, the Company denies that an agreement concerning registration rights was ever reached and asserts that the Richters forfeited any such rights in any case as a result of their conduct in connection with the asset purchase. These related cases are in their early stages with discovery yet to take place. In the Company's opinion, the outcome of this matter will not have a significant effect on the Company's financial position or future results of operations, although no assurances can be given in this regard.


                        Commonwealth of Massachusetts v. TLT Construction Corp. et al, Civ. Action No. 96-02281 F, Superior Court of Middlesex County, Massachusetts. This is an action brought by the Commonwealth of Massachusetts in April 1996, against the architects and general contractor on a renovation and construction project on the Suffolk County Courthouse in Massachusetts. The basis of the lawsuit is that one or more damp-proofing products specified by the architect defendants and installed by the contractor defendant made employees in the courthouse ill because of the off-gassing of harmful vapors.
 Dennison Environmental Services Inc., ("Dennison") an ATC subsidiary, was joined on August 13, 1996, as a third party defendant by TLT Construction Corporation, the general contractor, because Dennison performed some air quality testing of the air in the courthouse for the Commonwealth of Massachusetts during the construction process. The contractor alleges that it acted in reliance on these tests in continuing to install the material after the test report was given to it by the state. Dennison has just recently been served and has not yet answered the complaint. At this point, ATC considers the case to be totally without merit, and ATC intends to vigorously defend the action.
The        Company  currently   has    in     force  a   professional  liability
insurance policy covering this claim in the amount of $10,000,000 with a deductible of $250,000. Notice of claim has been made regarding this action and the insurer has agreed to assume the defense. These related cases are in their early stages with discovery yet to take place. In the Company's opinion, the outcome of this matter will not have a significant effect on the Company's financial position or future results of operations, although no assurances can be given in this regard.


            State of New York Department of Taxation and Finance- The Company has received a notice of audit from the New York State Department of Taxation and Finance for the three fiscal years 1993, 1994, and 1995. The State has made a routine request for information to which the Company has responded.


            The Company has been named or has claims pending arising out of the conduct of its business. In the opinion of management, all other matters are adequately covered by insurance, are without merit, or are not material.

                                F-11
PAGE

F.  INDUSTRY SEGMENT DATA

            The Company provides services through its environmental consulting and engineering segment and its information technology consulting segment. Prior year segment data is not presented as the Company only operated in the environmental and engineering segment.


                                                     Environmental   Information     Adjustments &
Industry Segment Data                                & Engineering   Technology      Elimination's   Total
                                                     -------------   -------------   -------------   -------------
Quarter Ended November 30, 1996
-------------------------------
Revenues.........................................    $  30,432,499   $   2,416,341   $          -    $  32,848,840
Operating Income.................................        2,756,379         158,704              -        2,915,083
Depreciation and amortization....................          233,633           4,072              -          237,705
Capital expenditures.............................          333,972           5,758              -          339,730


Nine Months Ended November 30, 1996
-----------------------------------
Revenues.........................................    $  78,332,311   $   5,084,540   $          -    $  83,416,851
Operating Income.................................        9,179,261         334,733              -        9,513,994
Depreciation and amortization....................          634,574           8,205              -          642,779
Capital expenditures.............................        1,071,339          52,077              -        1,123,416

Identifiable assets as of November 30, 1996          $  84,594,843   $   6,233,209   $  (2,300,000)  $  88,528,052
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

            The acquisition has been accounted for as a purchase. Assets purchased include customer contract rights, customer lists, order backlog, customer records, employee contracts and tangible assets including accounts receivable, work in process, field and office supplies, and equipment. Consideration paid consisted of $3,000,000 of cash at closing and a note payable for $2,500,000. In addition, ATC assumed certain liabilities of approximately
  $175,724. ATC also entered into a three year non-compete agreement with the majority stockholder.

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

                                F-13
PAGE

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

Results of Operations

Three Months Ended November 30, 1996 Compared with Three Months Ended November 30, 1995

            Revenues in the three months ended November 30, 1996 increased 193% to $32,848,840, compared with $11,223,139 in the three months ended November 30, 1995. This increase was primarily attributable to the acquisition of ATEC and 3D in May 1996 and from the acquisitions of the Hill Businesses and AGI completed during the second half of fiscal 1996.

            Revenues in the three months ended November 30, 1996 from ATC's branch offices having comparable operations in the three months ended November 30, 1995 decreased 1.4% to $10,275,049, compared with $10,422,581 in the three months ended November 30, 1995. Revenues attributable to the acquisitions of certain assets of the Hill Businesses, AGI, ATEC and 3D totaled $22,573,791 or 68.7% of revenues, for the three months ended November 30, 1996. Revenues from branch operations sold or discontinued contributed $325,108 for the three months ended November 30, 1995.
            Reimbursable costs represent direct project expenses billed to environmental and engineering segment clients. For the three months ended November 30, 1996, reimbursable costs increased 391% to $5,655,772 compared with $1,150,943, in the three months ended November 30, 1995. Reimbursable costs as a percentage of revenues increased to 17.2% in the three months ended November 30, 1996 compared with 10.3% in the three months ended November 30, 1995. ATEC's traditional consulting services, consisting of drilling, materials testing and engineering services, utilize higher amounts of outside services and direct project expenses compared to those consulting services being provided prior to the acquisition. For its year ended December 31, 1995, ATEC's reimbursable costs were approximately 21% of revenues, compared to ATC's fiscal 1996 reimbursable costs which were approximately 11% of revenues.

            Gross profit in the three months ended November 30, 1996 increased 111% to $11,287,563, compared with $5,342,623 in the three months ended November 30, 1995. Gross profit as a percentage of net revenue decreased to 41.5% in the three months ended November 30, 1996, compared with 53.0% in the three months ended November 30, 1995. The gross profit percentage decrease is due to lower margins earned on certain of ATEC's environmental services, the final project costs incurred to complete a large fixed-price contract which could not be billed to the client, and the impact of lower net revenues in certain regions where costs could not be reduced proportionately. In addition, the gross profit percentage for the prior year was at a record high due to higher than normal profitability level of certain large projects.

                                F-14
PAGE

            Operating expenses in the three months ended November 30, 1996 increased 136% to $8,372,480, compared with $3,554,129 in the three months ended November 30, 1995. Operating expenses decreased as a percentage of net revenues to 30.8% in the three months ended November 30, 1996 compared with 35.3% in the three months ended November 30, 1995. The decrease in operating expenses as a percentage of net revenue is the result of the additional net revenue from the ATEC and other acquisitions without corresponding increases in fixed and administrative costs. Employee costs increased 67% to $3,132,501, or 11.5% of net revenues in the three months ended November 30, 1996 compared with $1,873,895, or 18.6% of net revenues, in the three months ended November 30, 1995. These increases in total cost were due to employees hired in connection with the expansion of ATC's operations. Other increases in operating expenses resulted from higher facility costs and administrative expenses resulting from the growth in operations and increased employee levels. Additionally, in the three months ended November 30, 1996, amortization of goodwill and intangibles increased to $482,231, compared with $110,413 in the three months ended November 30, 1995 reflecting the additional goodwill amortization resulting from acquisitions.

            Operating income in the three months ended November 30, 1996 increased 63% to $2,915,083, compared with $1,788,494 in the three months ended November 30, 1995. Operating income decreased as a percentage of net revenues to 10.7% in the three months ended November 30, 1996, compared with 17.8% in the three months ended November 30, 1995.

            Nonoperating expense in the three months ended November 30, 1996 was $481,805 compared with nonoperating income of $23,181 in the three months ended November 30, 1995. The change is primarily attributable to increased interest expense due to the bank debt incurred in connection with the ATEC and 3D acquisitions.

            Income tax expense in the three months ended November 30, 1996 was $927,000, compared with $707,000 in the three months ended November 30, 1995. During the three months ended November 30, 1996 and 1995, the Company's effective tax rates were 38.1% and 39.0%, respectively.

            As a result of the foregoing, net income in the three months ended November 30, 1996 increased 36% to $1,506,278, or $.18 per share on a fully diluted basis, compared with $1,104,675 or $.15 per share on a fully diluted basis, in the three months ended November 30, 1995. The fully diluted weighted average number of shares outstanding increased 12% to 8,454,151 shares primarily due to an increase in shares issued from the Common Stock Offering in October 1995. Net income decreased as a percentage of net revenues to 5.5% in the three months ended November 30, 1996, compared with 11.0% in the three months ended November 30, 1995.


Nine Months Ended November 30, 1996 Compared with Nine Months Ended November 30, 1995

            Revenues in the nine months ended November 30, 1996 increased 148% to $83,416,851, compared with $33,687,570 in the nine months ended November 30, 1995. This increase was primarily attributable to the acquisition of ATEC and 3D in May 1996 and from the positive acquisitions of the Hill Businesses and AGI during the second half of fiscal 1996.

            Revenues in the nine months ended November 30, 1996 from ATC's branch offices having comparable operations in the nine months ended November 30, 1995 increased 2.6% to $32,821,516 compared with $32,003,432 in the nine months ended November 30, 1995. Revenues attributable to the acquisitions of certain assets of the Hill Businesses, AGI, ATEC and 3D totaled $50,567,847, or 60.6% of revenues, for the nine months ended November 30, 1996. Revenues from branch operations sold or discontinued contributed only $27,488 for the nine months ended November 30, 1996 compared to $1,208,688 for the nine months ended November 30, 1995.

            Gross profit in the nine months ended November 30, 1996 increased 93% to $31,099,389, compared with $16,141,581 in the nine months ended November 30, 1995. Gross profit as a percentage of net revenue decreased to 44.4% in the nine months ended November 30, 1996, compared with 53.3% in the nine months ended November 30, 1995. The gross profit percentage decrease is due to lower margins earned on certain of ATEC's environmental services, the final project costs incurred to complete a large fixed-price contract which could not be billed to the client, and the impact of lower net revenues in certain regions where costs could not be reduced proportionately. In addition, the gross profit percentage for the prior year was higher than normal due to high profitability levels of certain large projects.



                                F-15
PAGE

            Operating expenses in the nine months ended November 30, 1996 increased 101% to $21,585,395, compared with $10,740,148 in the nine months ended November 30, 1995. Operating expenses decreased as a percentage of net revenues to 30.8% in the nine months ended November 30, 1996 compared with 35.5% in the nine months ended November 30, 1995. The decrease in operating expenses as a percentage of net revenue is the result of the additional net revenue from the ATEC and other acquisitions without corresponding increases in fixed and administrative costs. Employee costs increased 61.4% to $8,837,196, or 12.6% of net revenues in the nine months ended November 30, 1996 compared with $5,474,121, or 18.1% of net revenues, in the nine months ended November 30, 1995. These increases in total cost were due to employees hired in connection with the expansion of ATC's operations. Other increases in operating expenses resulted from higher facility costs and administrative expenses resulting from the growth in operations and increased employee levels. Additionally, in the nine months ended November 30, 1996, amortization of goodwill and intangibles increased to $887,305, compared with $304,450 in the nine months ended November 30, 1995 reflecting the additional goodwill amortization resulting from acquisitions.

            Operating income in the nine months ended November 30, 1996 increased 76% to $9,513,994, compared with $5,401,433 in the nine months ended November 30, 1995. Operating income decreased as a percentage of net revenues to 13.6% in the nine months ended November 30, 1996, compared with 17.8% in the nine months ended November 30, 1995.

            Nonoperating expense in the nine months ended November 30, 1996 increased to $822,920 compared with $205,513 in the nine months ended November 30, 1995. The increase in nonoperating expense is primarily attributable to increased interest expense due to bank debt outstanding since May 1996 when the ATEC and 3D acquisitions were completed, offset in part by higher interest income earned during the first three months of fiscal 1997 on the net proceeds of the Common Stock Offering invested in short term investments prior to the acquisitions.

            Income tax expense in the nine months ended November 30, 1996 was $3,365,000, compared with $1,677,000 in the nine months ended November 30, 1995. The income tax expense for the nine months ended November 30, 1995 reflects a one-time benefit of $350,000 resulting from the merger of Aurora into ATC which allowed ATC to utilize Aurora's net operating loss carryforward as offsets to future taxable income. During the nine months ended November 30, 1996 and 1995, after adjusting for the one-time tax benefit, the Company's effective tax rates were 38.7% and 39.0%, respectively.

            As a result of the foregoing, net income in the nine months ended November 30, 1996 increased 51% to $5,326,074, or $ .62 per share on a fully diluted basis, compared with $3,518,920 or $.52 per share on a fully diluted basis, in the nine months ended November 30, 1995. Excluding the impact of the one-time tax benefit of $350,000, net income and fully diluted earnings per share for the nine months ended November 30, 1995 would have been $3,168,920 and $.47 respectively. The fully diluted weighted average number of shares outstanding increased 27% to 8,570,170 shares primarily due to an increase in shares issued from the Common Stock Offering and from shares, options and warrants outstanding as a result of the Aurora merger effective June 29, 1995. Net income decreased as a percentage of net revenues to 7.6% in the nine months ended November 30, 1996, compared with 10.5% in the nine months ended November 30, 1995 after adjusting for the one-time tax benefit.

Liquidity and Capital Resources

            At November 30, 1996, working capital was $25,614,441 compared with working capital of $24,977,316 at February 29, 1996, an increase of $637,125. This increase in working capital is primarily a result of the acquisitions of ATEC and 3D and the increases from purchased accounts receivable, unbilled receivables and prepaid expenses offset by assumed acquisition liabilities including accounts payable and other current liabilities and future payment obligations and cash paid to the sellers. As a result of the Company's recent acquisitions of ATEC and 3D, the Company's tangible net worth decreased to $8,892,398 at November 30, 1996 from $27,542,614 at February 29, 1996, primarily as a result of goodwill and non-compete amounts recognized in connection with these transactions.

            During the nine months ended November 30, 1996, net cash flows used in operating activities were $5,589,624, primarily due to the decrease in accounts payable and other liabilities, representing payments of property facility rentals, non-compete consideration and assumed liabilities of ATEC and other acquisitions, and an increase in billed and unbilled receivables. Net cash flows used in investing activities were $13,017,402, resulting from the acquisitions of ATEC and 3D and purchases of property and equipment. Net cash flows provided by financing activities were $7,852,292, primarily representing the proceeds of the bridge credit facility, less payments made on long-term debt and notes payable assumed from ATEC.

                                F-16
PAGE

            During the nine months ended November 30, 1995, net cash flows used by operating activities were $1,332,557. Net cash flows used in investing activities were $3,670,029 consisting of the purchase of the Hill Businesses and additional acquisition costs in connection with the Con-Test and R.E. Blattert acquisitions plus contingent purchase obligations related to the acquisition of BSE Management Inc. and the purchase of property and equipment. Also during this period, net cash flows from financing activities were $17,784,513, primarily from proceeds from the Common Stock Offering and increased bank debt less principal payments on long-term debt and notes payable of $6,467,167. In October 1995 the Company sold 1,970,000 shares in a common stock offering. The Company utilized a portion of the net proceeds of the offering to repay outstanding bank debt under its credit facilities.

            In May 1996, the Company entered into a bridge credit facility with The Chase Manhattan Bank (formerly Chemical Bank) and Atlantic Bank which provided $20,000,000 of funds in connection with the Company's acquisition of ATEC and 3D. The bridge credit facility has been increased to $23,000,000 and borrowings under the agreement are due May 30, 1997, however, the Company expects to complete a longer term agreement with the banks prior to the maturity date of the bridge facility. The Company may also seek to obtain additional public or private debt or equity financing in the future in order to reduce certain existing bank debt and provide funds for future acquisitions, however, no assurance can be given as to the Company's ability to obtain funds on acceptable terms and conditions.

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


                                F-17
PAGE

                         PART II - OTHER INFORMATION

Item 1.     Legal Proceedings:
                        First Fidelity Bank, N.A., et al v. Hill  International,
            Inc. et al, Superior Court of New Jersey, Law Division, Burlington County, Docket No. Bur-L-03400-95, filed December 19, 1995. On December 19, 1995, a second amended complaint was filed in the above-entitled action which joined the Company as a defendant and included a count against the Company seeking recovery of certain assets purchased from Hill International, Inc. ("Hill") on the grounds that plaintiff banks hold security interests in the assets and that Hill is in default under the security agreement creating such alleged security interests. The plaintiffs in this action are First Fidelity Bank, N.A. and United Jersey Bank, N.A. The primary defendants are Hill and certain of its subsidiaries, and Irvin
            Richter, David Richter, Janice Richter and William Doyle. Irvin Richter and David Richter are officers and stockholders of Hill. In April 1996, the Company filed a cross-claim against Hill, Irvin Richter and David Richter alleging breach of contract, fraud, among other allegations and seeking unspecified damages, including punitive damages and equitable relief. In August, 1996, Hill and the Richters filed an answer denying ATC's cross claims, a cross-claim against ATC and a third party claim against certain members of ATC's management. The cross claim and third party claim seek unspecified damages, including punitive damages, for defamation, breach of the Richters' non-competition agreements and securities fraud. The defamation claim is based on plaintiff banks' allegation of fraud against Hill and the Richters in their amended complaint, which Hill and the Richters allege was based on defamatory statements made by ATC in settlement discussions with the plaintiff banks. In its answer, the Company both denies that it made defamatory statements and asserts that the defamation allegations fail to state a legally valid claim. The breach of contract and securities claims are based on allegations that ATC made representations concerning a registration rights agreement to be provided in connection with options issued to the Richters as consideration for their non-competition agreements. In its answer, the Company denies that an agreement concerning registration rights was ever reached and asserts that the Richters forfeited any such rights in any case as a result of their conduct in connection with the asset purchase. These related cases are in their early stages with discovery yet to take place. In the Company's opinion, the outcome of this matter will not have a significant effect on the Company's financial position or future results of operations, although no assurances can be given in this regard.


                        Commonwealth of Massachusetts v. TLT Construction  Corp.
            et al, Civ. Action No. 96-02281 F, Superior Court of Middlesex County, Massachusetts. This is an action brought by the Commonwealth of Massachusetts in April 1996, against the architects and general contractor on a renovation and construction project on the Suffolk County Courthouse in Massachusetts. The basis of the lawsuit is that one or more damp-proofing products specified by the architect defendants and installed by the contractor defendant made employees in the courthouse ill because of the off-gassing of harmful vapors. Dennison Environmental Services Inc., ("Dennison") an ATC subsidiary, was joined on August 13, 1996, as a third party defendant by TLT Construction Corporation, the general contractor, because Dennison performed some air quality testing of the air in the courthouse for the Commonwealth of Massachusetts during the construction process. The contractor alleges that it acted in reliance on these tests in continuing to install the material after the test report was given to it by the state. Dennison has just recently been served and has not yet answered the complaint. At this point, ATC considers the case to be totally without merit, and ATC intends to vigorously defend the action. The Company currently has in force a professional liability insurance policy covering this claim in the amount of $10,000,000 with a deductible of $250,000. Notice of claim has been made regarding this action and the insurer has agreed to assume the defense. These related cases are in their early stages with discovery yet to take place. In the Company's opinion, the outcome of this matter will not have a significant effect on the Company's financial position or future results of operations, although no assurances can be given in this regard.

Item 2.     Changes in Securities:
                        Not Applicable

Item 3.     Defaults Upon Senior Securities:
                        Not Applicable

                                F-18
PAGE

Item 4.     Submission of Matters to a Vote of Security Holders:
                        On October 8, 1996,  the Company held its annual meeting
            of shareholders at which time the Company's directors were re-elected and amendments to increase the number of shares in the 1993 Incentive and Non-Qualified Stock Option Plan and to change the Company's name to ATC Group Services Inc. were approved, as previously reported in the Company's prior Form 10-Q for the quarterly period ended August 31, 1996.

Item 5.     Other Information:
                        Not Applicable

Item 6.     Exhibits and Reports on Form 8-K:
                        (a)  Exhibits:
                                    11 - Computation of Earnings Per Share -
                                           Three months and nine months ended
                                           November 30, 1995 and
                                           1996 (Unaudited)

                                    27 - Financial Data Schedule
                                           November 30, 1996 (Unaudited)

                        (b)  Reports on Form 8-K:
                                    Not Applicable


                               SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ATC GROUP SERVICES INC.

                              (Registrant)


  Dated:  January 14, 1996            /s/ Morry F. Rubin
  ------------------------            -------------------------------------
                                      Morry F. Rubin,
                                      President and Chief Executive Officer

  Dated:  January 14, 1996            /s/ Richard L. Pruitt
  ------------------------            -------------------------------------
                                      Richard L. Pruitt,
                                      Vice President and Principal
                                      Accounting Officer

                                F-19
PAGES

ATC GROUP SERVICES INC. AND SUBSIDIARIES                          EXHIBIT 11

COMPUTATION OF EARNINGS PER SHARE
THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 30, 1995 and 1996 (Unaudited)

                                                                Three Months Ended           Nine Months Ended
                                                                 November 30, 1996            November 30, 1996
                                                           --------------------------    --------------------------
                                                               1995          1996            1995           1996
                                                           -----------    -----------    -----------    -----------
Primary Earnings Per Share:
--------------------------
  Weighted averang numbe of shares of common stock
    outstanding........................................      6,738,257      7,792,964      6,091,458      7,789,104
  Additional shared assuming exercise of dilutive
    stock options and stock warrants...................        804,271        661,187        644,490        748,167
                                                           -----------    -----------    -----------    -----------
      Total average common and common equivalent shares
        outstanding....................................      7,542,528      8,454,151      6,735,948      8,537,271
                                                           ============   ===========    ===========    ===========

  Net Income...........................................    $ 1,104,675    $ 1,506,278    $ 3,518,920    $ 5,326,074
                                                           ============   ===========    ===========    ===========

  Earings per common and dilutive common equivalent
    share (1)..........................................    $       .15    $       .18    $       .52    $       .62
                                                           ============   ===========    ===========    ===========

Fully Diluted Earnings Per Share:
--------------------------------
  Weighted averang numbe of shares of common stock
    outstanding........................................      6,738,257      7,792,964      6,091,458      7,789,104
  Additional shared assuming exercise of dilutive
    stock options and stock warrants...................        804,271        661,187        644,490        781,066
                                                           -----------    -----------    -----------    -----------
      Total average common and common equivalent shares
        outstanding....................................      7,542,528      8,454,151      6,735,948      8,570,170
                                                           ============   ===========    ===========    ===========

  Net Income...........................................    $ 1,104,675    $ 1,506,278    $ 3,518,920    $ 5,326,074
                                                           ============   ===========    ===========    ===========

  Earings per common and dilutive common equivalent
    share (1)..........................................    $       .15    $       .18    $       .52    $       .62
                                                           ============   ===========    ===========    ===========


(1) Includes a one-time tax benefit of $.05 per share related to the merger of Aurora Environmental Inc. for the nine months ended November 30, 1995 (Note B).

                                F-20
PAGE

ATC GROUP SERVICES INC. AND SUBSIDIARIES                            EXHIBIT 27

FINANCIAL DATA SCHEDULE
NOVEMBER 30, 1996 (Unaudited)

                                                                                        As of
Item Number   Item Description                                                   November 30, 1996
                                                                               --------------------
5-02(1)       Cash and cash items............................................. $         2,714,709
5-02(2)       Marketable securities...........................................                  -
5-02(3)(a)(1) Notes and accounts receivable - trade...........................          36,497,082
5-02(4)       Allowances for doubtful accounts................................          (1,284,925)
5-02(6)       Inventory.......................................................                  -
5-02(9)       Total current assets............................................          47,571,522
5-02(13)      Property, plant and equipment...................................           7,735,863
5-02(14)      Accumulated depreciation........................................          (3,805,184)
5-02(18)      Total assets....................................................          88,528,052
5-02(21)      Total current liabilities.......................................          21,957,081
5-02(22)      Bonds, mortgages, and similar debt..............................          21,599,058
5-02(28)      Preferred stock - mandatory redemption..........................                  -
5-02(29)      Preferred stock - no mandatory redemption.......................                  -
5-02(30)      Common stock....................................................              77,979
5-02(31)      Other stockholders' equity......................................          44,401,845
5-02(32)      Total liabilities and stockholders' equity......................          88,528,052

                                                                                     Nine Months
                                                                                        Ended
                                                                                  November 30, 1996
                                                                               --------------------
5-03(b)1(a)   Net sales of tangible products.................................. $                -
5-03(b)1      Total revenues..................................................          83,416,851
5-03(b)2(a)   Cost of tangible goods sold.....................................                  -
5-03(b)2      Total costs and expenses applicable to sales and revenues.......          52,317,462
5-03(b)3      Other costs and expenses........................................          20,703,117
5-03(b)5      Provision for doubtful accounts and notes.......................             624,981
5-03(b)(8)    Interest and amortization of debt discount......................           1,080,217
5-03(b)(10)   Income before taxes and other items.............................           8,691,074
5-03(b)(11)   Income tax expense..............................................           3,365,000
5-03(b)(14)   Income/(loss) continuing operations.............................           5,326,074
5-03(b)(15)   Discontinued operations.........................................                  -
5-03(b)(17)   Extraordinary items.............................................                  -
5-03(b)(18)   Cumulative effect - changes in accounting principles............                  -
5-03(b)(19)   Net Income......................................................           5,326,074
5-03(b)(20)   Earnings per share - primary....................................                 .62
5-03(b)(20)   Earnings per share - fully diluted..............................                 .62

                                F-21
PAGE