Form 10-K
period 1997-02-28
ATC ENVIRONMENTAL INC
filed 1997-05-29
CIK 828828

                           UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K
                               ---------

   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]

               For The Fiscal Year Ended February 28, 1997

                  Commission File Number:     1-10583

                        ATC GROUP SERVICES INC.
                        -----------------------
        (Exact name of Registrant as specified in its charter)

            Delaware                                         46-0399408
-------------------------------                          ------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

104 East 25th Street, 10th Floor
     New York, New York                                         10010
-------------------------------                          ------------------
(Address of principal executive offices)                     (Zip Code)

   Registrant's telephone number, including area code:   (212)  353-8280
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 28, 1997, was approximately $54,890,000 representing approximately 5,047,362 shares of Common Stock at $10.875 per share, the last reported sales price for the Registrant's Common Stock on such date.

The number of shares outstanding of the Registrant's Common Stock as of May 28, 1997 was 7,802,987.

                     Documents Incorporated by Reference
                     -----------------------------------

The definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997 and to be filed with the Commission not later that June 28, 1997 has been incorporated by reference in whole or in part in Item 11 of Part III, hereof.

                                                             PART 1

Item 1.  Business.

Overview

         ATC Group Services Inc. ("ATC" or the "Company") is a specialized national provider of technical and project management services to a large, diverse customer base of Fortune 500 corporations, other businesses, and federal, state and government agencies. The Company's technical and project management services consist primarily of environmental and consulting engineering services (doing business as ATC Associates) and information technology services (doing business through ATC's wholly owned subsidiary ATC InSys Technology Inc.). These services are offered to national, regional and local clients through 63 branch offices in 30 states. The Company has grown in recent years through internal expansion and through the acquisition of businesses primarily in the environmental engineering and consulting industries. The acquisition of American Testing and Engineering Corporation ("ATEC") and 3D Information Services, Inc. in May 1996 expanded the Company's service offerings to the construction material testing and engineering areas and the information technology consulting sector.

ATC has focused on six areas of specialization within its environmental and information technology segments as follows:

         (i) Environmental engineering and consulting including environmental audits, site assessments, remedial action planning and design, and soil and groundwater remediation management;
         (ii) Industrial hygiene consulting including asbestos management, classical industrial hygiene and indoor air quality;
         (iii) Construction materials engineering and testing involving the design and analysis of building materials used in the upgrade of the U.S. aging infrastructure and the needs of emerging industry sectors such as those of the Personal Communications Services ("PCS")/Wireless communications industry;
         (iv)  Lead-based paint risk management;
         (v)   Health  and  safety  consulting,  including  health  and   safety
               training, hazardous materials site safety planning and industrial safety consulting; and
         (vi) Information technology consulting encompassing system design, development, maintenance, and management services.

         These areas of specialization contributed approximately 41%, 33%, 15%, 3%, 2%, and 6% respectively, of the Company's revenues in fiscal 1997.

         The Company has experienced substantial increases in revenues and net income over the past three fiscal years. ATC's revenues were $36,271,557, $44,964,897, and $113,855,364, respectively, in its 1995, 1996 and 1997 fiscal years, representing a compounded annual growth rate of 46% over this period. Furthermore, ATC's net income was $3,256,520, $3,865,998, and $6,307,734, respectively, in such fiscal years, representing a compounded annual growth rate of 25% over such periods.

ATC attributes these positive operating results to its integrated strategy that includes:

         (i)   Aggressive, but disciplined acquisitions program;
         (ii) Enhancement of operations by integrating acquired businesses with the Company's existing operations;
         (iii) Enhancement of revenues by cross selling of newly acquired services to existing clients;
         (iv) Focus on certain higher growth sectors of the environmental consulting and engineering services market, and certain higher margin services such as policy development and decision support;
         (v) Emphasis on basic business management issues, such as employee utilization, credit and collections management, and regional
               profit center   accountability;
         (vi) Utilization of its position as one of the few national providers in a market typified by local and regional firms to provide complete environmental management services to major corporations with national and international property management needs, and
         (vii) Development of an information technology consulting practice to extend the Company's services into a higher growth market while helping to differentiate its offerings in the environmental consulting and engineering services markets.

         The Company intends to employ this strategy as it seeks to further penetrate the markets for its core services and expand its range of products and services through strategic acquisitions and internal growth.

Consulting and Services Industry

         Environmental Industry

         The public's concerns regarding exposure to contaminants initiated the push for environmental regulations in the 1970's and 1980's that fueled rapid growth in the industry. This growth slowed in the 1990's. Today, although public concern for environmental issues remains high, a more practical risk-based approach is emerging to direct limited resources toward areas of greatest risk. Increasingly, the demand for environmental services is being driven by economic and liability management considerations rather than regulation. The Company believes that this shift will continue to create new and more profitable opportunities for serving major commercial clients.

         Generally, the environmental consulting and engineering industry is viewed as having stabilized, with declining demand in some sectors being offset by growth in others. Two independent market evaluations, one by The Environmental Business Journal ("EBJ") and the other by the independent marketing firm of Richard K. Miller & Associates, Inc. ("RKM&A"), estimate the size of the environmental consulting and engineering services market for 1995 at between $15 and $16 billion. Annual growth is projected at 2.8% to 5% through the next three to four years.

         The Company believes that, for the next few years, growth in demand from private sector clients and in certain service areas will exceed the average growth rate of the overall industry. These service areas include, according to independent market assessments, lead-based paint management, indoor air quality consulting services, occupational safety and industrial hygiene services, and risk analysis services. In addition, new market sectors are constantly developing new segments that could develop into new sources of business. The Company is pursuing emerging opportunities in market segments for outsourcing of environmental services to clients with large real estate holdings, environmental, geotechnical and construction related assessments, testing and design for the PCS/Wireless industry, and the identification, recovery and development of so-called Brownfield sites - environmentally impaired properties which can be returned to the market place with a "clean" status using a risk based approach considering the end use of the property for determining the level of clean up effort required.

         Industry observers believe that the asbestos market will show little growth and the hazardous waste services market will experience some decline in the coming years. The estimated sizes of these markets in 1995, however, are $3 billion and $6 billion, respectively. The Company believes that, based on the sizes of these markets and current clean up rates, these markets will remain significant for the next several years. Furthermore, while governmental expenditures are expected to evidence slower growth in the coming years as a result of changes in political priorities, private sector spending on environmental services is expected to increase, particularly in certain sectors.

         Within the past three years, regulations have been promulgated which have created new business opportunities within certain sectors of the environmental consulting and engineering services industry. In February 1994, the United States Department of Labor promulgated new asbestos regulations for the construction industry, which are more stringent than the previous regulations. Lead-based paint is another area of increasing regulatory activity, partially in response to the provisions of Title X of the Housing and Community Development Act of 1992, and partially as a result of increasing concern arising from evidence of the severe health effects of childhood lead poisoning.

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

         Bridge and tunnel authorities undertaking the removal of lead-based paint from large steel structures are seeking to establish monitoring systems to prevent the dispersion of lead dust into the environment. The Company believes that such actions are motivated in large part by concerns regarding the potential liabilities associated with lead contamination. Similarly, concerns over environmental risks have made environmental assessments an integral component of the due diligence process for commercial transactions. Financial institutions frequently require environmental assessments prior to loan origination, refinancing, and foreclosure activities, while insurance companies increasingly require environmental assessments before issuing environmental insurance liability policies.

         As a result of the ATEC acquisition, ATC is now able to offer construction materials engineering and construction materials testing services. This is a stable market with some specific high growth segments. These services are utilized by many of the same clients who purchase the Company's environmental services. Our materials engineering and testing services provides systematic testing of construction materials to verify that materials meet quality specifications. This specialty engineering service provides valuable assistance during the construction of foundations, highways, bridges, towers, airports, industrial plants, water and sewage treatment facilities, and many other construction projects.

         Within the environmental consulting and engineering industry there is a tendency among larger national clients to seek firms to whom they can outsource their environmental issues. During the fourth quarter of fiscal 1997 ATC received three contracts from financial institutions to provide environmental services on an outsourcing basis. These contracts could generate annual revenues exceeding $6 million per year, although the ultimate amount realized will be dependent upon the timing and scope of individual projects, real estate market factors, the effect of industry consolidation as well as regulatory matters. The Company's ability to provide specialized information technology services in connection with these efforts was a significant factor in differentiating its service offerings from those of competitors. The Company believes that this trend toward outsourcing will continue in the coming years. Independent observers estimate that this trend will favor larger, national companies that can provide a broad range of services and secure the level of insurance coverage required to protect their clients.

         Information Technology Industry

                  ATC's information  technology consulting services are provided through its wholly owned subsidiary, ATC InSys Technology Inc. ("InSys"). InSys provides high-level programming, systems analysis, project management, information technology consulting and related computer services, including web site development and other Internet and Intranet-related consulting and design services. These services are provided in conjunction with the Company's environmental and engineering services and as separate, independent services to clients in the telecommunications, financial services and pharmaceutical industries. The level of involvement of the Company's consultants ranges from meeting the client's staffing and needs for programmers and analysts, to comprehensive management of information solutions, outsourcing and the implementation of leading edge information technologies. The Company has developed offerings in several niche areas, including help desk support, the design and implementation of Internet-enabled applications, and Internet site hosting services. It has also developed specialized applications for the management of environmental compliance issues on a customized basis for the Company's environmental engineering clients and for internal use by the Company.

         The increased use of technology has led to a dramatic rise in the demand for information technology consulting, project support, software development, and other computer-related services. To meet their business needs, companies seek relationships with consulting firms for technical staff to supplement internal resources, as a source of specialized expertise in leading edge technologies, and for the management of complete projects.

         The information technology professional services market grew by almost 25%, to a total of $24.7 billion, during 1996 according to a special study by Input IT Intelligence Services ("INPUT") conducted for The Updata Group, Inc. It is expected to grow at an annual compounded rate of 17.3% for the next five years, to a total of $55 billion by the year 2001. In similar studies conducted since 1993, actual industry growth has exceeded INPUT estimates every year. INPUT estimates that in the consulting segment of the industry, which is the primary segment in which InSys competes, 1996 revenues increased 29.3% to $7.0 billion. It forecasts annual compound growth at a rate of 21.1% over the next five years to reach aggregate revenue of $18.3 billion by 2001. This estimated growth reflects both an overall growth in the need for programmers and system analysts and an increased reliance on outside consulting firms as a source for these staffing needs. The Bureau of Labor Services estimates that the overall need for computer scientists and systems analysts will grow by 91% during the period 1994-2005.

         The Company believes that the demand for Internet/Intranet system development services will grow at a much faster rate as companies use the Internet to provide their business partners with access to corporate data. This is a specialized service area in which the Company has a growing expertise.

Strategy

         Environmental Industry

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

         ATC's acquisition strategy thus far has been to develop a national infrastructure of offices and to diversify its service mix to produce an engineering organization that has significant presence in most primary and secondary markets and can supply services in several specific higher growth niche areas. Culminating with the ATEC acquisition, this goal has substantially been achieved. The Company's strategy in the future will be to concentrate on acquiring companies that can be "tucked-in" to existing operations or into which acquired operations can be merged with existing offices. These types of acquisitions can provide significant economic benefits. In addition, these acquisitions can lead to bi-directional technology transfer with the acquired company's services offered to ATC's existing client base and ATC's core services offered to clients of the acquired company.

         The environmental consulting and engineering services market is very fragmented, with over 3,600 environmental consulting and engineering companies in the United States, of which approximately 40 have over $100 million in annual revenues. There are many specific service specialties and many small-sized companies. This provides a substantial pool of potential acquisition candidates.

         The Company operates in several fast growing niche areas of the environmental consulting and engineering services industry. Lead-based paint management, occupational safety and industrial hygiene services, and indoor air quality are growing at above average rates according to independent sources. The Company's strategy is to focus on expanding its service revenues in these higher growth areas.

         Two market segments have developed into potential sources of significant revenue contribution for the future: environmental outsourcing services and services to the growing PCS/Wireless industry. The Company believes that it is uniquely positioned, as a result of project experience and its singular capabilities in the area of information technology consulting, to respond to the growing demand for outsourcing of environmental services from clients with large real estate holdings. It is estimated that there will be 100,000 new antenna site installations over the next ten years to accommodate the growing demand for wireless services. ATC is positioned to provide services in the industry to assess the environmental condition of these sites, to evaluate their suitability for that type of construction, and to perform analysis of the materials used in this type of construction.

         As a result of the acquisition of ATEC, the Company has acquired capabilities in the fields of construction materials engineering ("CME"), and construction materials testing ("CMT"). These services are sold, for the most part, through the same distribution channels as ATC's core environmental engineering services. An important strategy is to expand the revenue contribution from these new services by their introduction to our existing client base.

         The Company believes that its positive operating results in recent years are due, at least in part, to its disciplined approach to the management of basic business fundamentals. ATC's professional corporate staff monitors and oversees the financial and administrative functions of the business. ATC strives to manage profit center accountability through a combination of goals and incentives and performance monitoring.

         Information Technology Industry

         The Company's services generally involve the provision of programmers, systems analysts, and technical support staff to clients on a contract basis for projects lasting from a few months to periods exceeding one year. The Company's information technology consultants typically work full-time at a client's work site. About 75% of the Company's staff are directly involved in providing client-site services on a fee/hour basis. Approximately 10% are involved in providing outsourced or project based services from the Company's facilities. The remaining staff are primarily involved in managing and selling information technology services and in recruiting new staff to meet the demand for services.

         The Company believes that growth in the demand for information technology consulting services will be accompanied by on-going pressure on profit margins as salaries paid for scarce staff increase and clients seek to control total expenditures by outsourcing responsibilities for managing the technical staff procurement process. To counter this pressure, while still taking advantage of the growth opportunities available in the industry, the Company needs to offer a superior employment environment to its consultants and a clearly differentiated service capability for its clients. To achieve these objectives, the Company will:

(i) Continue to build specialized service offerings in the design and implementation of Internet/Intranet applications on an outsourced basis. The Company believes that these services will permit it to leverage the existing database, application development and network management skills of its staff into higher margin activities.
(ii) Continue to develop and implement client systems that capitalize on the Company's environmental and engineering capabilities, as well as on the development of other service offerings that leverage its project management capabilities, to increase operating margins. The Company believes that the combination of its strong capabilities in environmental and engineering services and its strong capabilities in information systems design have been important in securing a number of major client projects.
(iii)Use the Company's information systems consulting staff as the primary source of resources for meeting its internal information systems needs. This provides the Company with access to state-of-the-art technical resources at an advantageous cost and provides an opportunity to use these projects to enhance recruitment, training and retention of information technology staff.
(iv) Increase the proportion of work performed on an outsourced basis to obtain higher margins and to improve the Company's ability to use these projects
     to  recruit  and  retain   qualified   staff.

(v) Consider acquisition opportunities where these strengthen and extend the Company's technical capabilities in high margin/high growth areas, broaden the Company's penetration of major corporate accounts, or provide the Company with improved access to sources of qualified technical staff.

Services and Products

         Environmental Industry

         The Company provides a range of specialized environmental consulting and engineering services, including asbestos management, classical industrial hygiene, construction materials engineering and testing, lead-based paint risk management, health and safety training, environmental audits, remedial action planning, design and management, and comprehensive environmental risk assessment and management. The Company's services are offered individually or together as part of the Company's full service approach to environmental consulting. During fiscal 1997, ATC provided services to over 10,000 clients ranging from small site investigations to large comprehensive assessment and remediation management projects.

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

Industrial Hygiene

         The Company offers a variety of industrial hygiene services, including asbestos management, classical industrial hygiene investigations and analyses, indoor air quality services and laboratory services.

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

         Indoor Air Quality. Healthy indoor air quality is recognized as an essential factor in promoting comfort and welfare. ATC provides investigations designed to identify (i) sources of indoor air pollution; (ii) route of exposure to individuals; (iii) route of entry into the body; and (iv) possible effects on occupants. The investigatory process typically includes interviews of occupants and air monitoring of indoor and outdoor ambient environments to evaluate exposures, symptoms and concerns. A thorough building system investigation evaluates mechanical and ventilation systems that may impact habitable space. An inventory of chemicals, air contaminants, office equipment, plants, water sources and other potentially harmful sub-chemicals, air contaminants, office equipment, plants, water sources and other potentially harmful substances, process equipment and maintenance practices may also be part of the evaluation. After completing a facility evaluation, ATC recommends solutions that are customized to the specific facility and problem.

         Laboratory Services. ATC maintains analytical testing laboratories that provide detection and analysis of a wide variety of materials, including possible asbestos-containing material, suspected lead-based paint substances, industrial and municipal waste water, and certain hazardous wastes and substances in various media. These laboratories mainly support ATC's consulting and remediation management services, but they also provide services to outside clients. ATC's operations incorporate chain-of-custody and quality assurance procedures and professionally recognized laboratory practices.

Construction Materials Testing and Engineering

         Quality control in construction and industry is a major concern to owners and project participants. Systematic testing of construction materials is the only way that the architect or engineer can be sure that materials being used by the contractor are of the quality specified. ATC is nationally known in the area of Materials Engineering Testing and Inspection, a specialty within the broad area of civil engineering and materials quality control. The Company's quality control expertise provides valuable assistance in the construction of foundations, highways, railroads, dams, bridges, towers, buildings, airports, industrial plants, water supply facilities, sewage treatment facilities, dock and waterway facilities, power plants, and many other construction projects.

         ATC provides complete testing and inspection services for all phases and materials of the construction industry. These services may be conducted in the laboratory, in the fabricating plant, or at the construction site.

         Geotechnical Consulting and Engineering - Competent geotechnical services are important through all phases of the design and construction of a project, whether it is a high-rise building, manufacturing plant, dam, landfill, bridge, or any other structure that is supported on or within the earth. This involves sampling earth materials and analyzing them in a soils laboratory.
Using the compiled data, ATC helps clients avoid poor foundation design or unnecessary construction delays.

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

         Federal law requires lead paint testing of all federally assisted public housing authority projects nationwide, and the full lead paint abatement of these projects. ATC has provided lead paint testing and abatement project management services to numerous public housing authorities throughout the United States. As this work proceeds, ATC is also pursuing opportunities created by two new federally funded programs. The first program authorized approximately $25 million of federal grants to public housing authorities to conduct specialized lead hazard risk assessments and develop property management programs to maintain "lead-safe" dwellings until such time that lead paint can be abated. The second program authorized approximately $400 million of federal grants to state and local regulatory agencies to conduct innovative lead paint inspection and abatement. ATC has identified and is aggressively marketing the grantee agencies.

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

         Education and Training. ATC operates training schools under the name The Environmental Institute, as well as under ATC Associates. The Company develops and presents public and private training courses each year for those involved in environmental, asbestos, lead, hazardous materials and safety and health issues. "Right-to-Know" programs in accordance with mandates by the federal Occupational Safety and Health Administration ("OSHA"), the federal Environmental Protection Agency ("EPA") and some state regulations are designed to communicate information regarding the hazards of chemicals to workers and communities. Instructors present practical, comprehensive courses, many of which feature "hands-on" training. ATC routinely customizes courses to meet specific client needs.

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

         Information Technology Industry

         ATC's information technology consulting services encompass all phases of information system design, development, maintenance and management in client server and mainframe-based environments. The Company provides analysis and design services and system programming services to help clients in building new computer systems and modifying existing computer systems. The Company also provides support to clients in maintaining computer systems and in areas such as help desk management and other system and network support services. The Company's information technology services fall into the following broad categories:

         General Information Technology Consulting Services. The Company's general information technology consulting services are designed to provide highly trained technical personnel to meet the clients' supplemental staffing needs. Such personnel typically provide services in the areas of design, programming, testing, implementation, maintenance, support, data conversions and the evaluation of networks, databases and operating systems on a fee/hour basis.

         Internet/Intranet Applications Development. The Company provides leading-edge technology design and implementation services to its clients in the development of dynamic database applications that operate over the clients' Intranets or through the Internet. These services can include web site hosting services where appropriate to segregate the application database from the client's internal data base systems.

         Outsourcing Services. The Company has recently begun to offer outsourcing services to provide staffing and management of all aspects of an information technology project or service within guidelines established by the Company and the client. The Company's outsourcing service offerings include help desk support, remote network administration and Internet site development, hosting, maintenance and support. These services now constitute approximately 10% of InSys revenues.

Clients and Marketing

         Environmental Industry

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

         Consistent with trends towards focusing on litigation, liability and cost control management, there is an increasing tendency for companies to obtain a greater share of their environmental consulting and engineering services from a smaller number of larger providers. RKM&A attributes this trend to the broader services offered, the desire to reduce the number of consultants used, and to such issues as the greater insurance protection and indemnity coverage that larger firms can provide. The Company believes that this trend presents a significant opportunity for firms, such as ATC, that have the technical skills, branch office locations, team mobilization capabilities and financial resources to both perform the services and provide the insurance and indemnity protection demanded by large corporate and government clients.

         To take advantage of this trend, ATC's overall marketing strategy is a combined national and regional approach. National efforts are directed by senior professionals of the Company, while regional efforts are typically directed either by a regional or branch manager, or by a sales and marketing professional. The Company's regional sales and marketing departments generate leads, act as proposal administrators, perform technical writing and generally support the Company's sales efforts. In addition, senior technical and sales staff have been assigned to marketing specific service sectors such as services for the PCS/Wireless industry and Brownfields initiatives.

         ATC presently markets its environmental consulting and engineering services through its network of branch offices located in thirty states. Direct marketing is accomplished by technical sales representatives, technical and management personnel who call on prospective clients. ATC also utilizes government and industry publications to identify potential services and requests for project proposals for submission of competitive bids, direct mail solicitation, and national trade advertising. In addition, ATC markets its services through its environmental seminars and training courses for existing and potential clients.

         Information Technology Industry

         The Company provides its information technology consulting services to Fortune 500 and other clients, including major companies in the telecommunications, financial services and pharmaceutical industries. A significant majority of the Company's information technology services revenue is derived from its existing client base. The Company obtains new clients through personal sales presentations, telephone marketing calls, referrals from other clients, and referrals from current and former staff.

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

         Many of ATC's present and future competitors may have greater financial, technical and personnel resources than ATC. It is not possible to predict the extent of competition that ATC will encounter in the near future as the environmental engineering and information technology consulting services industries continue to mature and consolidate. Historically, competition has been based primarily on the quality, timeliness and costs of services. The ability of ATC to compete successfully will depend upon its marketing efforts, its ability to accurately estimate costs, the quality of the work it performs, its ability to hire and train qualified personnel and the availability of insurance.

Governmental Regulation

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

         The Information Technology industry is not subject to significant government regulation or certification efforts. It is affected by tax regulations concerning the definition of independent contractors and by regulations governing the immigration of non-US technical staff who make up a growing percentage of the staff available for consulting assignments.

Insurance

         ATC has secured a "claims made" professional liability insurance policy covering a two year term, including contractor's pollution liability coverage, with a two-year, per-claim and aggregate limit of $10,000,000 and a deductible of $250,000, although increased limits have been obtained on a specific endorsement basis to meet the needs of particular clients or contracts. A "claims made" policy only insures against claims filed during the period in which the policy is in effect. This policy covers both errors and omissions and products/completed operations. ATC also carries occurrence form general liability insurance in the amount of $1,000,000, with a $10,000,000 umbrella. ATC's policy has been renewed in each of the last several years that the policy has been in effect. The relatively low dollar amount of the policy limit currently offered, the possible future unavailability or modification of this insurance or any significant increase in insurance rates could have a materially adverse effect on ATC's operations. Further, because customers may require that ATC maintain liability insurance, the possible future unavailability of such insurance could adversely affect ATC's ability to compete effectively. ATC currently has two professional liability claims pending. One of these claims is the Commonwealth of Massachusetts v. TLT Construction Corp. case described in Legal Proceedings in Item 3 hereof. The second claim involves a minor matter from which the risk of major loss is remote. Although various claims have been made in the past against the Company's professional liability/contractor's pollution policy, to date no such claim has ever resulted in an insured loss.

Personnel

         As of May 1997, ATC employed 1,630 employees, 1,384 of which are full-time employees. ATC's employees consist of 1,312 technical and professional personnel, 47 sales and marketing persons and 271 administrative employees inclusive of executive officers. The backgrounds of ATC's technical and professional staff include, among other disciplines, environmental engineering, information technology, industrial hygiene and hydrogeology, chemistry, biology and geology. ATC from time-to-time hires additional personnel on a temporary basis.

         ATC believes that it has been able to establish and maintain a stable work force of experienced personnel by paying competitive wages and by providing standard benefits. ATC also pays the costs as they arise to have its workers certified for its asbestos and environmental requirements, including tuition at a certified training program and fees for certification, testing and licensing. ATC believes that its own training school has helped to ensure the availability of a trained work force. To help maintain and grow its Information Technology staff, ATC is moving to increase the proportion of work performed in its own facilities so that these projects may be used to provide enhanced training and retention opportunities for staff when they are not engaged in client-site consulting projects.

Item 2.  Properties.

     ATC leases office space, laboratory facilities, temporary housing facilities and storage space under operating lease agreements, which have varying dates of expiration. ATC utilizes all of its leased facilities near maximum capacity. However, ATC does not foresee any difficulty in leasing adequate supplementary facilities, if necessary and therefore does not believe any of its leases are material. The Company's leases include: ATC's principal executive, administrative, operations and laboratory facilities, aggregating approximately 40,000 square feet are located at 104 East 25th Street, New York, NY at a base rate of $290,412 per annum with a term ending on September 30, 2001. ATC and its Hygeia subsidiary have three separate lease and sublease agreements which, on an aggregate basis, covers the premises housing its consulting and laboratory operations at 600 West Cummings Park, Woburn, Massachusetts, comprising approximately 21,000 square feet at an aggregate base rent of approximately $264,000, with lease terms generally expiring near the end of the summer in 2001. ATC entered into three material leases with the Mann Realty Company in connection with its acquisition of the operations of ATEC. These leases are for premises in Indianapolis, Indiana, Dallas, Texas and Atlanta, Georgia, covering 15,827 square feet, 12,150 square feet and 18,700 square feet, respectively, at annual rents of $170,712, $100,800 and $178,776, respectively. The terms of these three leases are ten years with an option to terminate after four years upon the occurrence of certain specified business conditions. Although the Company believes it can lease similar space, no assurances can be given that the Company will obtain leases at the same locations and at the same lease rates.

         In addition, in its business, ATC utilizes various laboratory, field and computer equipment which are owned or leased. ATC also rents equipment on a project-by-project basis.

Item 3.  Legal Proceedings.

         First Fidelity Bank, N.A., et al v. Hill International, Inc. et al, Superior Court of New Jersey, Law Division, Burlington County, Docket No. Bur-L-03400-95, filed December 19, 1995. Irvin E. Richter, et al v. ATC Group Services Inc., et al, United States District Court, District of New Jersey, Civ. No. 96 CV 5818 (JBS) filed December 6, 1996. On December 19, 1995, a second amended complaint was filed in the above-entitled action which joined the Company as a defendant and included a count against the Company seeking recovery of certain assets purchased from Hill International, Inc. ("Hill") on the grounds that plaintiff banks hold security interests in the assets and that Hill is in default under the security agreement creating such alleged security interests. The plaintiffs in this action are First Fidelity Bank, N.A. and United Jersey Bank, N.A. The primary defendants were Hill and certain of its subsidiaries, and Irvin Richter, David Richter, Janice Richter and William Doyle. Irvin Richter and David Richter are officers and stockholders of Hill. In April 1996, the Company filed a cross-claim against Hill, Irvin Richter and David Richter alleging breach of contract, fraud, among other allegations and seeking unspecified damages, including punitive damages and equitable relief. In August, 1996, Hill and the Richters filed an answer denying ATC's cross claims, a cross-claim against ATC and a third party claim against certain members of ATC's management. The cross claim and third party claim seek unspecified damages, including punitive damages, for defamation, breach of the Richters' non-competition agreements and securities fraud. The defamation claim is based on plaintiff banks' allegation of fraud against Hill and the Richters in their amended complaint, which Hill and the Richters allege was based on defamatory statements made by ATC in settlement discussions with the plaintiff banks. In its answer, the Company both denies that it made defamatory statements and asserts that the defamation allegations fail to state a legally valid claim. The breach of contract and securities claims are based on allegations that ATC made representations concerning a registration rights agreement to be provided in connection with options issued to the Richters as consideration for their non-competition agreements. In its answer, the Company denies that an agreement concerning registration rights was ever reached and asserts that the Richters forfeited any such rights in any case as a result of their conduct in connection with the asset purchase. These related cases are in their early stages with discovery yet to take place. In January, 1997, the plaintiff bank dismissed their claim against ATC. On December 6, 1996, Hill and the Richters commenced an action against ATC and the same officers and employees of ATC alleging essentially the same claims in federal court as in the state action. ATC has answered, raising the same defenses and additional defenses related to the timeliness of the federal claim. This is essentially the same action as in federal court as the pending state action. It does not create a risk of double recovery. In the Company's opinion, the outcome of this matter will not have a significant effect on the Company's financial position or future results of operations, although no assurances can be given in this regard.

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

                            PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's Common Stock and Class C Common Stock Purchase Warrants ("Class C Warrants") are listed on the NASDAQ National Market under the symbols "ATCS" and "ATCSL," respectively. Prior to August 23, 1995, the Company's Common Stock and Class C Warrants were listed on the NASDAQ Small Cap Market under the former symbols "ATCE" and "ATCEL". The Class C Warrants are exercisable at $10.00 per share and expire April 30, 1998, subject to the Company's right to call such warrants on 30 day's prior notice. The following table sets forth, for the quarters indicated, the high and low bid prices of the Company's Stock on the NASDAQ Small Cap Market and the high and low sales prices on the NASDAQ National Market, as applicable.

                                                          Common Stock



         Fiscal Year Ended February 29, 1996:                                                         HIGH            LOW
          -----------------------------------                                                       --------          ---
              First Quarter .....................................................................   $18-3/8        $  8-7/8
              Second Quarter (through August 22, 1995)...........................................    15-3/4          13-1/4
              Second Quarter (August 23 through August 31, 1995).................................    15-1/8          13-3/4
              Third Quarter......................................................................    17              12
              Fourth Quarter.....................................................................    13-1/2          10-1/2

         Fiscal Year Ended February 28, 1997:
          -----------------------------------
              First Quarter  ....................................................................   $15-7/8        $  11-7/8
              Second Quarter ....................................................................    15-3/8           12-1/4
              Third Quarter......................................................................    13-3/4           10-3/8
              Fourth Quarter.....................................................................    10-5/8            7-1/4

                                                        Class C Warrants

         Fiscal Year Ended February 29, 1996:                                                         HIGH            LOW
          -----------------------------------                                                         ----            ---
              First Quarter......................................................................   $ 8-1/2         $  3
              Second Quarter.....................................................................     7-5/8            5-1/2
              Third Quarter......................................................................     9-1/8            5-1/2
              Fourth Quarter.....................................................................     6-1/8            3

         Fiscal Year Ended February 28, 1997:
          -----------------------------------
              First Quarter......................................................................   $ 5-7/8        $   3-1/4
              Second Quarter.....................................................................     5-3/8            2-3/8
              Third Quarter......................................................................     4-1/2            2-1/4
              Fourth Quarter.....................................................................     2-1/2              7/8



         The quotations in the tables above reflect inter-dealer prices without retail markups, markdowns or commissions. In addition, for all periods prior to August 23, 1995, they do not represent actual transactions.

     The  Company  had 639 record  holders as of May 28, 1997 as reported by its
transfer  agent   (American   Stock  Transfer  &  Trust  Company)   representing
approximately 6,600 beneficial holders of ATC's Common Stock.

         No cash dividends have been paid by ATC on its Common Stock and no such payment is anticipated in the foreseeable future.

     On May 28, 1997, the last reported sales price for the Company's Common Stock and Class C Warrants on the NASDAQ National Market were $10-7/8 and $3, respectively.

         The Company is in the process of preparing a registration statement to be filed with the Securities and Exchange Commission with regards to its Class C Warrants. Until such registration statement is filed and declared effective by the Commission, the Class C Warrants cannot be exercised by the holders after June 3, 1997.

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



                                                                       Years Ended February 28 (29),
------------------------------------------ ---------------- ----------------- ---------------- ---------------- -----------------
                                                1993              1994             1995             1996              1997
Statement of Operations Data:                    (1)             (1)(2)             (3)            (4)(5)          (6)(7)(8)
------------------------------------------ ---------------- ----------------- ---------------- ---------------- -----------------

Revenues                                       $16,539,254     $  26,664,385     $ 36,271,557     $ 44,964,897    $  113,855,364
------------------------------------------ ---------------- ----------------- ---------------- ---------------- -----------------
Income before income taxes                         653,144         3,077,048        5,300,520        5,670,998        10,397,734
------------------------------------------ ---------------- ----------------- ---------------- ---------------- -----------------
Net income                                         353,144         1,867,048        3,256,520        3,865,998         6,307,734
------------------------------------------ ---------------- ----------------- ---------------- ---------------- -----------------
Earnings per common
   and dilutive common equivalent share:
       Primary                                         .07               .35              .57              .54               .74
       Fully diluted                                   .07               .35              .56              .54               .74
------------------------------------------ ---------------- ----------------- ---------------- ---------------- -----------------

Cash dividends per share                               -0-               -0-              -0-              -0-               -0-
------------------------------------------ --------------------------------------------------------------------------------------

                                                                             February 28 (29),
------------------------------------------ --------------------------------------------------------------------------------------
                                                1993              1994             1995             1996              1997
Balance Sheet Data:                              (1)             (1)(2)             (3)         (4)(5)(6)(9)       (7)(8)(10)
------------------------------------------ ---------------- ----------------- ---------------- ---------------- -----------------
Working capital                               $  3,342,527      $  6,049,013     $  8,113,738    $  24,977,316   $    27,701,694
------------------------------------------ ---------------- ----------------- ---------------- ---------------- -----------------
Long-term debt, less current
    maturities                                   1,114,489         2,182,119        3,892,766          361,944        22,123,344
------------------------------------------ ---------------- ----------------- ---------------- ---------------- -----------------
Total assets                                     9,335,227        14,156,887       25,009,222       46,684,600        86,293,657
------------------------------------------ ---------------- ----------------- ---------------- ---------------- -----------------
Stockholders' equity                          $  5,812,901      $  7,659,485     $ 13,813,194     $ 39,192,414    $   45,439,303
------------------------------------------ ---------------- ----------------- ---------------- ---------------- -----------------



(1) ATC entered into an agreement to acquire Bio-West, Inc., effective June 10, 1992. This transaction was rescinded effective May 31, 1993.
(2)  ATC acquired  certain assets of BSE Management,  Inc.,  effective April 30,
     1993.
(3)  ATC acquired certain assets of Con-Test, Inc., effective October 1, 1994.
(4) ATC and its parent, Aurora Environmental Inc., were merged effective June 29, 1995 with ATC as the surviving corporation. Net income includes a one-time tax benefit of $350,000 ($0.05 per share) from the utilization of Aurora's net operating loss carryforward.
(5) ATC acquired certain assets of the environmental subsidiaries of Hill International Inc., effective November 10, 1995.
(6) ATC acquired certain assets of Applied Geosciences Inc., effective February 29, 1996.
(7) ATC acquired certain assets of American Testing and Engineering Corporation effective May 24, 1996.
(8) ATC acquired certain assets of 3D Information Services, Inc. effective May 28, 1996.
(9) Working capital and stockholders' equity increased from net proceeds of the Common Stock Offering of $21,554,461.
(10) Long term debt increased due to bank borrowings made in connection with the acquisitions of American Testing and Engineering Corporation and 3D Information Services, Inc.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

Senior Debt Offering & Bank Credit Agreement - On May 29, 1997 the Company issued $32,500,000 of 8.18% Senior Secured Notes in a private placement offering. The notes are payable in five installments beginning May 31, 2000; interest is payable semi-annually commencing November 30, 1997. The Company has the right to prepay the loans at a premium over the outstanding principal. In connection with the note offering, the Company executed a credit agreement with the Chase Manhattan Bank and Atlantic Bank of New York. The credit agreement provides for a $15,000,000 revolving line of credit maturing on November 30, 1999. A portion of the proceeds of the Senior Secured Notes were used to repay the outstanding borrowings of $21,350,000 as of May 29, 1997 under the Company's bridge credit facility. The bridge facility was entered into in May, 1996 to provide capital in connection with the Company's acquisition of American Testing and Engineering Corporation and 3D Information Services, Inc.

Acquisitions

Fiscal 1997
         American Testing and Engineering Corporation - On May 24, 1996, ATC purchased certain assets and assumed certain liabilities of American Testing and Engineering Corporation ("ATEC"), a national environmental consulting firm. ATEC provides environmental consulting and engineering services including risk assessments, compliance audits, environmental remediation consulting, geotechnical, materials testing, industrial hygiene and analytical services through a large network of branch and regional offices. For its year ended December 31, 1995, ATEC had revenues of $85,020,000 and a net loss of ($1,820,000). However, as a result of economies and savings realized, the acquisition was immediately accretive to earnings as well as benefiting the Company's operations by expanding both its service offerings and geographic base.

         The assets acquired included intangible and tangible assets consisting of accounts receivable, work in process and customer and certain other deposits. Additionally, ATC executed an agreement to lease substantially all of the sellers equipment and executed several sublease agreements for premises leased by ATEC. ATC also obtained non-competition agreements with ATEC, a non-acquired subsidiary, and the majority shareholder of ATEC.

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

Fiscal 1996
         Hill International Inc. Environmental Subsidiaries - On November 10, 1995, ATC purchased certain assets and assumed certain liabilities of the subsidiary companies at Hill International, Inc. that provided environmental consulting and engineering services (collectively the "Hill Businesses"). These services include asbestos management, industrial hygiene and indoor air quality consulting, environmental auditing and permitting, environmental regulatory compliance, water and wastewater engineering, solid waste and landfill management, hazardous waste management and analytical laboratory services. The Hill Businesses operated from facilities located in New York City, Boston and Willingboro, New Jersey. The Boston and New York offices have been integrated with ATC's existing operations, and ATC has benefited from other cost-saving measures taken, including the elimination of certain employees previously with the Hill Businesses.

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

Fiscal  1995
         Con-Test, Inc. - Effective October 1, 1994, ATC purchased certain assets and assumed certain liabilities of Con-Test, Inc. ("Con-Test") a Massachusetts-based environmental consulting and engineering company with branch offices in Massachusetts, Connecticut, Vermont, Rhode Island, New York and Pennsylvania. Con-Test's primary services included industrial hygiene, environmental and industrial health and safety, and lead-based paint management. It also maintained an analytical laboratory and had developed a line of environmental facilities management software used by several industrial firms

                         16
PAGE
and  federal  government  agencies.  Immediately  upon  acquiring  the assets of
Con-Test, the Company instituted several cost-saving measures, including the elimination of certain employees and facilities, to improve Con-Test's operations and integrate it with the existing operations of the Company.

         Microbial Environment Services, Inc. - On January 4, 1995, ATC assumed the service performance obligations under certain contracts of Microbial Environmental Services, Inc. ("MES"). MES was engaged in the business of remediation of contaminated soils and water utilizing enhanced naturally occurring biological processes. The services provided by MES also included assessment of contaminated properties, design of bio-remediation systems, management of bio-remediation projects and monitoring of compliance with clean up standards.

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

Results of Operations

Fiscal Year Ended February 28, 1997 Compared with Fiscal Year Ended February 29,
     1996

         Revenues in fiscal 1997 increased 153% to $113,855,364 compared with $44,964,897 in fiscal 1996. This increase was primarily attributable to the acquisitions of ATEC and 3D in May 1996 and reflects a full years revenue contribution from the Hill and AGI acquisitions completed in November 1995 and February 1996, respectively.

     Revenues in fiscal 1997, from ATC's branch offices having comparable operations in fiscal 1996, increased 3.6% to $42,930,996 compared with $41,423,054 in fiscal 1996. Revenues attributable to the acquisitions of certain assets of the Hill Businesses, AGI, ATEC and 3D totaled $70,896,880, or 62.3% of revenues, for fiscal 1997. Revenues from branch operations sold or discontinued contributed only $27,488 for fiscal 1997 compared to $1,105,418 for fiscal 1996.

         Reimbursable costs represent direct project expenses billed to environmental and engineering segment clients. For fiscal 1997, reimbursable costs increased 270% to $17,953,895, compared with $4,851,206 in fiscal 1996. Reimbursable costs as a percentage of revenues increased to 15.8% fiscal 1997 compared with 10.8% in fiscal 1996. ATEC's traditional consulting services, consisting of drilling, materials testing and engineering services, utilize higher amounts of outside services and direct project expenses compared to those consulting services being provided prior to the acquisition. For its year ended December 31, 1995, ATEC's reimbursable costs were approximately 21% of revenues.

         Gross profit in fiscal 1997 increased 106% to $42,150,762, compared with $20,449,723 in fiscal 1996. Gross profit as a percentage of net revenues decreased to 44.0% in fiscal 1997, compared with 51.0% in fiscal 1996. The gross profit percentage decrease is due to lower margins earned on certain of ATEC's environmental services, the final project cost incurred to complete a large fixed-price contract with could not be billed to the client, and the impact of lower net revenues in certain regions where costs could not be reduced proportionately.

     Operating expenses in fiscal 1997 increased 108% to $30,439,729, compared with $14,654,261 in fiscal 1996. Operating expenses decreased as a percentage of net revenues to 31.7% in fiscal 1997, compared with 36.5% in fiscal 1996. The decrease in operating expenses as a percentage of net revenues is the result of the additional net revenues from the ATEC and other acquisitions without corresponding increases in fixed and administrative costs. Employee costs increased 66.8% to $12,364,753, or 12.9% of net revenues in fiscal 1997, compared with $7,413,551, or 18.5% of net revenues, in fiscal 1996. These increases in total cost were due to employees hired in connection with the expansion of ATC's operations. Other increases in operating expenses resulted from higher facility costs and administrative expenses resulting from the growth in operations and increased employee levels. Additionally, in fiscal 1997, amortization of goodwill and intangibles increased to $1,216,008, compared with $437,254 in fiscal 1996, reflecting the additional goodwill amortization resulting from acquisitions.

         Operating income in fiscal 1997 increased 102% to $11,711,033, compared with $5,795,462 in fiscal 1996. Operating income decreased as a percentage of net revenues to 12.2% in fiscal 1997, compared with 14.4% in the fiscal 1996.

         Nonoperating expense in fiscal 1997, increased to $1,313,299 compared with $124,464 in fiscal 1996. The increase in nonoperating expense is primarily attributable to increased interest expense on bank debt outstanding since May 1996, when the ATEC and 3D acquisitions were completed, and from lower interest income.

         Income tax expense in fiscal 1997 was $4,090,000, compared with $1,805,000 in fiscal 1996. The income tax expense for fiscal 1996 reflects a one-time benefit of $350,000 resulting from the merger of Aurora into ATC which allowed ATC to utilize Aurora's net operating loss carryforward as offsets to future taxable income. During fiscal 1997 and 1996, after adjusting for the one-time tax benefit, the Company's effective tax rates were 39.3% and 38.0%, respectively.

         As a result of the foregoing, net income for fiscal 1997, increased 63.2% to $6,307,734, or $.74 per share on a fully diluted basis, compared with $3,865,998 or $.54 per share on a fully diluted basis, in fiscal 1996. Excluding the impact of the one-time tax benefit of $350,000, net income and fully diluted earnings per share for fiscal 1996, would have been $3,515,998 and $.49 respectively. The fully diluted weighted average number of shares outstanding increased 18.5% to 8,508,061 shares primarily due to an increase in shares issued from the Common Stock Offering in October 1995 and from shares, options and warrants outstanding as a result of the Aurora Merger effective June 29, 1995.
                         18
PAGE

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

         Reimbursable costs represent direct project expenses billed to environmental and engineering segment clients. For fiscal 1996, reimbursable costs increased 61.6% to $4,851,206, compared with $3,001,811, in fiscal 1995. Reimbursable costs as a percentage of revenues increased to 10.8% in fiscal 1996, compared with 8.3% in fiscal 1995. The increase in reimbursable costs and reimbursable costs as a percentage of net revenues is due to higher subcontract and drilling costs related to the Company's geological and remediation services. These services increased from the R.E. Blattert and MES acquisitions.

         Gross profit in fiscal 1996 increased 14.1% to $20,449,723, compared with $17,916,064 in fiscal 1995. Gross profit as a percentage of net revenues decreased to 51.0% in fiscal 1996, compared with 53.9% in fiscal 1995. ATC's gross profits decreased due to the severe weather conditions experienced during the three months ended February 29, 1996. Gross profit as a percentage of revenues for the nine months ended November 30, 1995 was 47.9%. For the fourth quarter ended February 29, 1996, gross profit decreased to $4,308,142 on revenues of $11,277,327 or 38.2%. Cost of revenues includes the Company's full-time professional field staff costs, depreciation of field and laboratory equipment, contract maintenance costs and other costs which are generally fixed. These costs did not decrease proportionately with the decrease in revenues. Additionally, gross margin for fiscal 1995 was higher due to the profitability level of several high margin projects.

                         19
PAGE

      Operating expenses in fiscal 1996 increased 19.2% to $14,654,261, compared with $12,291,465 in fiscal 1995. Operating expenses decreased as a percentage of net revenues to 36.5% in fiscal 1996, compared with 36.9% in fiscal 1995. The decrease in operating expenses as a percentage of net revenues is the result of ATC's ability to service greater revenue levels without corresponding increases in fixed and administrative costs. Employee costs increased 18.0% to $7,413,551, or 18.5% of net revenues, in fiscal 1996 compared with $6,284,726, or 18.9% of net revenues, in fiscal 1995. These increases in employee costs were due to employees hired in connection with the expansion of ATC's operations. Other increases in operating expenses resulted from higher facility costs, travel and administrative expenses resulting from the growth in operations and increased employee levels. Additionally, in fiscal 1996, amortization of goodwill and intangibles increased to $437,254, compared with $212,320 in fiscal 1995, reflecting the additional goodwill amortization resulting from acquisitions.

         Operating income in fiscal 1996 increased 3.0% to $5,795,462, compared with $5,624,599 in fiscal 1995. Operating income as a percentage of net revenues was 14.4% in fiscal 1996 and 16.9% in fiscal 1995.

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

         As a result of the foregoing, net income in fiscal 1996 increased 18.7% to $3,865,998, or $.54 per share on a fully diluted basis, compared with $3,256,520 or $.56 per share on a fully diluted basis, in fiscal 1995. Excluding the impact of the one-time tax benefit of $350,000, net income and fully diluted earnings per share would have been $3,515,998 and $.49, respectively, for fiscal 1996. The fully diluted weighted average number of shares outstanding increased 22.8% or 1,331,183 shares to 7,181,416 shares primarily due to an increase in shares issued from the Common Stock Offering, additional shares, options and warrants outstanding as a result of the Aurora Merger effective June 29, 1995, the exercise of Class B warrants and the issuance of shares in connection with the acquisition of Con-Test. Net income as a percentage of net revenues was 8.8% in fiscal 1996, after excluding the one-time tax benefit, compared with 9.8% in fiscal 1995.

Liquidity and Capital Resources

     On May 29, 1997, the Company issued $32,500,000 of Senior Secured Notes and entered into a credit agreement with the Chase Manhattan Bank and Atlantic Bank of New York providing for a $15,000,000 revolving line of credit. A portion of the proceeds of the Senior Secured Notes were used to repay the outstanding borrowings of $21,350,000 as of May 29, 1997 under the bridge credit facility. The Senior Secured Notes and borrowings under the line of credit are collateralized by the Company's cash, accounts receivable, work in process, and intangible assets. Under the terms of the Note and Credit Agreements, the Company is required to comply with certain financial and business covenants, including maintaining minimum working capital levels, fixed charge and interest coverage ratios and limitations on dividend payments.

         At February 28, 1997, working capital was $27,701,694 compared with working capital of $24,977,316 at February 29, 1996, an increase of $2,724,378. This increase in working capital is primarily a result of the acquisitions of ATEC and 3D and the increased current assets including purchased accounts receivable, unbilled receivables and prepaid expenses offset by cash paid to the sellers and assumed acquisition liabilities including accounts payable, accrued liabilities and future payment obligations. As a result of the Company's acquisitions of ATEC and 3D, the Company's tangible net worth decreased to $9,220,043 at February 28, 1997 from $27,542,614 at February 29, 1996, primarily as a result of goodwill and non-compete amounts recognized in connection with these transactions.

         During fiscal 1997, net cash flows used in operating activities were $6,684,689, primarily due to income generated from operations, increases in billed and unbilled receivables offset by reductions of accounts payable and other liabilities, including assumed liabilities associated with acquisitions. Net cash flows used in investing activities were $13,144,324, resulting from the acquisitions of ATEC and 3D and purchases of property and equipment. Net cash flows provided by financing activities were $8,363,460, primarily representing the proceeds of the bridge credit facility, less payments made on long-term debt and notes payable assumed from ATEC.

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

         Management of the Company believes the proceeds from the issuance of the Senior Secured Notes after repayment of the bridge credit facility, funds available from its unused $15,000,000 bank line of credit and cash provided from operations are adequate to fund current operations including liabilities incurred in connection with the Company's acquisitions of ATEC and 3D.

         The Company may seek to obtain additional public or private equity financing in the future in order to expand operations, provide funds for future acquisitions or reduce debt, however no assurance can be given as to the Company's ability to obtain funds on acceptable terms and conditions.

Item 8.  Financial Statements and Supplementary Data.

         The information required by Item 8 and an index thereto, appears on page F-1 of this Annual Report, which follows this page.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not applicable.

ATC GROUP SERVICES INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED FEBRUARY 28, 1997


                                                                            Page

INDEPENDENT AUDITORS' REPORT ..........................................     F-2

FINANCIAL STATEMENTS:
     Consolidated Balance Sheets
       February 28 (29), 1996 and 1997.................................     F-3

     Consolidated Statements of Operations
       For the Three Years Ended February 28, 1997.....................     F-4

     Consolidated Statements of Stockholders' Equity
       For the Three Years Ended February 28, 1997.....................     F-5

     Consolidated Statements of Cash Flows
        For the Three Years Ended February 28, 1997....................     F-6

     Notes to Consolidated Financial Statements........................     F-7

    All  financial   statement  schedules  are  omitted  because  they  are  not applicable, not required, or because the required information is included elsewhere herein.

INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
ATC Group Services Inc. and Subsidiaries

         We have audited the accompanying consolidated balance sheets of ATC Group Services Inc. and subsidiaries as of February 29, 1996 and February 28, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ATC Group Services Inc. and subsidiaries as of February 29, 1996 and February 28, 1997 and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1997, in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP

Omaha, Nebraska
May 22, 1997
(May 29, 1997 as to Notes B and D)

ATC GROUP SERVICES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
FEBRUARY 28 (29),  1996 AND 1997
--------------------------------------------------------------------------------

                                                                                                    1996                 1997
                                                                                                -------------       ------------
ASSETS
  CURRENT ASSETS:
     Cash and cash equivalents...............................................................   $  13,469,443       $  2,003,890
     Trade accounts receivable, less allowance for doubtful accounts
        ($383,220 in 1996 and $1,455,716 in 1997) (Note K)...................................      14,161,774         34,406,026
     Costs in excess of billings on uncompleted contracts....................................       2,333,835          5,191,569
     Prepaid expenses and other current assets...............................................         906,289          2,934,193
     Deferred income taxes (Note H)..........................................................         440,600            790,400
     Refundable income taxes (Note H)........................................................               -            118,340
                                                                                                -------------       ------------
              Total current assets...........................................................      31,311,941         45,444,418

  PROPERTY AND EQUIPMENT, Net (Note C) ......................................................       3,606,755          3,784,633

  GOODWILL, net of accumulated amortization
      ($453,646 in 1996 and $1,478,876 in 1997) (Note B) ....................................      11,375,399         35,587,076
  COVENANTS NOT TO COMPETE, net of accumulated amortization
      ($258,099 in 1996 and $455,316 in 1997) (Note B).......................................         274,401            632,184
  OTHER ASSETS...............................................................................         116,104            845,346
                                                                                                -------------       ------------
                                                                                                $  46,684,600       $ 86,293,657
                                                                                                =============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
     Short-term debt (Note D)................................................................   $   1,122,552       $    300,000
     Current maturities of long-term debt (Note D) ..........................................         354,858          1,986,730
     Accounts payable........................................................................       2,231,175          7,440,024
     Income taxes payable (Note H) ..........................................................          42,500                 -
     Accrued compensation....................................................................       1,421,330          3,789,233
     Accrued payment obligations - ATEC acquisition (Note B).................................              -           1,721,594
     Other accrued expenses..................................................................       1,162,210          2,505,143
                                                                                              ---------------     --------------
              Total current liabilities......................................................       6,334,625         17,742,724

  LONG-TERM DEBT, less current maturities (Note D) ..........................................         361,944         22,123,344
  OTHER LIABILITIES  (Note E) ...............................................................         598,817            270,386
  DEFERRED INCOME TAXES (Note H) ............................................................         196,800            717,900
                                                                                              ---------------     --------------
              Total liabilities..............................................................       7,492,186         40,854,354
                                                                                              ---------------     --------------

  COMMITMENTS AND CONTINGENCIES (Notes B and E)

  STOCKHOLDERS' EQUITY (Notes B, D, F, and G):
     Common stock, par value $.01 per share; authorized 20,000,000 shares;
        issued and outstanding 7,796,577 shares in 1996 and 7,800,187 in 1997................          77,966             78,002
     Additional paid-in capital..............................................................      29,030,189         28,996,627
     Notes receivable - common stock ........................................................         (45,000)                -
     Retained earnings.......................................................................      10,129,259         16,364,674
                                                                                               --------------      -------------
              Total stockholders' equity.....................................................      39,192,414         45,439,303
                                                                                               --------------      -------------
                                                                                               $   46,684,600      $  86,293,657
                                                                                                 =============      ============

See notes to consolidated financial statements.

ATC GROUP SERVICES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE YEARS ENDED FEBRUARY 28, 1997
-------------------------------------------------------------------------------

                                                                                  1995                1996               1997
                                                                              -------------      -------------      --------------
REVENUES...................................................................   $  36,271,557      $  44,964,897      $ 113,855,364
   Reimbursable Costs......................................................       3,001,811          4,851,206         17,953,895
                                                                              -------------    ---------------     --------------

NET REVENUES...............................................................      33,269,746         40,113,691         95,901,469

COST OF NET REVENUES.......................................................      15,353,682         19,663,968         53,750,707
                                                                              -------------     --------------     --------------

            Gross Profit...................................................      17,916,064         20,449,723         42,150,762
                                                                             --------------     --------------     --------------

OPERATING EXPENSES:
   Selling.................................................................       1,105,937          1,513,222          3,118,926
   General and administrative..............................................      10,996,709         12,850,874         26,299,172
   Provision for bad debts.................................................         188,819            290,165          1,021,631
                                                                             --------------     --------------     --------------
                                                                                 12,291,465         14,654,261         30,439,729
                                                                             --------------     --------------     --------------

           Operating Income................................................       5,624,599          5,795,462         11,711,033

NON-OPERATING EXPENSE (INCOME):
   Interest expense........................................................         285,570            376,621          1,569,043
   Interest income ........................................................         (34,073)          (272,463)          (230,610)
   Other ..................................................................          72,582             20,306            (25,134)
                                                                             --------------     --------------     --------------
                                                                                    324,079            124,464          1,313,299
                                                                             --------------     --------------     --------------

            Income before income taxes.....................................       5,300,520          5,670,998         10,397,734

INCOME TAX EXPENSE (Note H)................................................       2,044,000          1,805,000          4,090,000
                                                                             --------------     --------------     --------------

NET INCOME.................................................................  $    3,256,520      $   3,865,998      $   6,307,734
                                                                             ==============      =============      =============


EARNINGS PER COMMON SHARE AND
   DILUTIVE COMMON EQUIVALENT SHARE:
     Primary (Note H)......................................................  $          .57      $         .54      $         .74
                                                                             ==============      =============      =============
     Fully diluted (Note H)................................................  $          .56      $         .54      $         .74
                                                                             ==============      =============      =============


WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING:
     Primary...............................................................       5,753,856          7,181,416          8,483,387
                                                                             ==============      =============      =============
     Fully diluted.........................................................       5,850,233          7,181,416          8,508,061
                                                                             ==============      =============      =============

See notes to consolidated financial statements.

ATC GROUP SERVICES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE YEARS ENDED FEBRUARY 28, 1997
--------------------------------------------------------------------------------

                                                                                    Notes
                                                                       Additional   Receivable-
                                                     Common Stock      Paid-in      Common       Retained
                                                  Shares     Amount    Capital      Stock        Earnings      Total
                                                ----------  ---------  -----------  -----------  ------------  ------------
BALANCE, February 28, 1994                       5,303,352  $  53,034  $ 4,610,860  $   (34,250) $  3,029,841  $  7,659,485

Sale of common stock at $1.87 to
   $5.00 per share, upon exercise of
   stock options and warrants...........            16,980        170       51,354           -             -         51,524
Sale of common stock at $8.00 per
   share, upon exercise of Class B
   common stock purchase warrants.......           284,803      2,848    2,275,576           -             -      2,278,424
Issuance of common stock in
   connection with the purchase of
   Con-Test, Inc........................           116,556      1,165      491,740           -             -        492,905
Issuance of common stock in
   connection with the purchase of
   R.E. Blattert & Associates...........            16,327        163      112,340           -             -        112,503
Other capital transactions..............                -          -       (57,417)      19,250            -        (38,167)
Net income..............................                -          -            -            -      3,256,520     3,256,520
                                                ----------  ---------  -----------  -----------  ------------  ------------

BALANCE, February 28, 1995..............         5,738,018     57,380    7,484,453      (15,000)    6,286,361    13,813,194

Issuance of common stock in public
   offering at $12.00 per share less
   expenses.............................         1,970,000     19,700   21,534,761            -            -     21,554,461
Sale of common stock at $1.83 to
   $10.50 per share, upon exercise of
   stock options and warrants...........            39,613        396      100,223            -            -        100,619
Net issuance of common stock and
   adjustments in connection with the
   merger of Aurora Environmental
   Inc. into ATC (Note B)...............            83,356        834       60,283       (30,000)          -         31,117
Common stock recovered in
   connection with the Con-Test, Inc.
   acquisition (Note B).................           (33,130)      (331)    (139,682)          -            -        (140,013)
Other capital transactions..............            (1,280)       (13)      (9,849)          -        (23,100)      (32,962)
Net income..............................                -          -            -            -      3,865,998     3,865,998
                                                ----------  ---------  -----------  -----------  ------------  ------------

BALANCE, February 29, 1996..............         7,796,577     77,966   29,030,189      (45,000)   10,129,259    39,192,414

Sale of common stock at $1.85 to
   $10.00 per share, upon exercise of
   stock options and warrants...........            15,930        159       74,998           -             -         75,157
Common stock received as consideration
   for sale of assets...................           (12,320)      (123)     (51,990)          -        (72,319)     (124,432)
Other capital transactions..............                -          -       (56,570)      45,000            -        (11,570)
Net income..............................                -          -            -            -      6,307,734     6,307,734
                                                ----------  ---------  -----------  -----------  ------------  ------------

BALANCE, February 28, 1997..............         7,800,187  $  78,002  $28,996,627  $        -   $ 16,364,674  $ 45,439,303
                                                ==========  =========  ===========  ===========  ============  ============

See notes to consolidated financial statements.

ATC GROUP SERVICES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED FEBRUARY 28, 1997
--------------------------------------------------------------------------------


                                                                                  1995              1996                1997
                                                                               ------------      ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income..............................................................   $  3,256,520      $   3,865,998      $   6,307,734
    Adjustments to reconcile net income to net cash from
        operating activities:
            Depreciation and leasehold amortization.........................        707,318            776,917            882,803
            Amortization of goodwill and covenants..........................        212,320            437,254          1,216,008
            Provision for bad debts.........................................        188,819            290,165          1,021,631
            Deferred income taxes...........................................         23,500           (191,700)           171,300
            Other...........................................................        (57,258)          (132,700)          (143,981)
            Changes in operating assets and liabilities, net of amounts acquired in acquisitions:
                      Receivables...........................................       (348,459)        (4,168,658)        (3,861,601)
                      Prepaid expenses and other assets.....................        (22,269)          (434,890)          (143,679)
                      Accounts payable and other liabilities................         72,615         (1,199,278)       (12,210,762)
                      Income taxes refundable/payable.......................     (1,002,403)           (85,750)            75,858
                                                                             --------------    ---------------        -----------
                  Net cash flows from operating activities..................      3,030,703           (842,642)        (6,684,689)
                                                                             --------------    ---------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of ATEC, net of cash acquired..................................             -                  -         (8,965,952)
    Purchase of 3D Information Services, Inc., net of cash acquired.........             -                  -         (2,926,681)
    Purchase of Hill Businesses.............................................             -          (2,517,949)                -
    Purchase of Applied Geosciences, Inc....................................             -            (589,060)           (22,324)
    Purchase of Con-Test, Inc., net of cash acquired........................     (2,230,551)          (169,038)                -
    Purchase of BSE Management, Inc. - contingent consideration.............       (887,325)          (207,990)                -
    Purchase of Microbial Environmental Services, Inc.......................       (250,000)           (45,307)                -
    Purchase of R.E. Blattert & Associates, net of cash acquired............         (9,541)          (134,376)                -
    Purchase of property and equipment......................................       (756,444)          (946,206)        (1,285,695)
    Proceeds from sale of property and equipment............................         34,049             22,987             56,328
                                                                             --------------    ---------------        -----------
                  Net cash flows from investing activities..................     (4,099,812)        (4,586,939)       (13,144,324)
                                                                             --------------    ---------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock, net of expenses.................      2,329,948         21,655,080             75,157
    Proceeds from issuance of long-term debt................................      1,580,318          2,585,125         22,270,297
    Principal payments on long-term debt, including capital lease obligations    (2,800,767)        (6,663,581)       (13,925,424)
    Other capital transactions..............................................        (57,417)           (55,462)           (56,570)
                                                                             --------------    ---------------        -----------
                  Net cash flows from financing activities..................      1,052,082         17,521,162          8,363,460
                                                                             --------------    ---------------        -----------
                  Net change in cash and cash equivalents...................        (17,027)        12,091,581        (11,465,553)

CASH AND CASH EQUIVALENTS, Beginning of year................................      1,394,889          1,377,862         13,469,443
                                                                             --------------     --------------     --------------

CASH AND CASH EQUIVALENTS, End of year......................................  $   1,377,862      $  13,469,443      $   2,003,890
                                                                              =============      =============      =============

See notes to consolidated financial statements.

                         F6

ATC GROUP SERVICES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED FEBRUARY 28, 1997

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principals of Consolidation - The consolidated financial statements include the accounts of ATC Group Services Inc. (formerly ATC Environmental Inc.) and its wholly-owned subsidiaries ATC New England Corp., ATC Blattert
Inc., Hygeia Laboratories Inc., ATC Management Inc. and ATC InSys Technology Inc. All significant inter-company accounts and transactions have been eliminated.

         Nature of Business - ATC Group Services Inc. and its subsidiaries ("ATC" or the "Company") is a national business services firm providing technical and project management services relating to environmental consulting (the "environmental consulting and engineering" segment) and information technology consulting services (the "information technology consulting" segment). The Company's environmental consulting and engineering segment provides environmental and geotechnical engineering services, architectural engineering services, construction materials testing and analytical testing. The Company's information technology consulting segment provides analysis and design services and system programming services to assist clients in building new or modifying existing computer systems. This business unit also provides support to clients in maintaining computer systems.

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

         Significant Customer - In fiscal 1997 there were no revenues from a single customer exceeding 5%. In fiscal 1996 and 1995, revenues from a single customer comprised approximately 6.0% and 10.6% of total revenues, respectively.

         Property and Equipment - Property and equipment are carried at cost. Depreciation is computed on either the straight-line or declining balance method over the estimated useful lives of the assets, as follows:

         Office equipment............................................ 5 years
         Transportation equipment ................................. 4-5 years
         Laboratory and field equipment............................ 5-7 years
         Leasehold improvements............................ life of the lease

         Amortization of Intangible Assets - Goodwill, which represents the excess of cost over the fair market value of net assets acquired in the Company's acquisitions, is being amortized on a straight-line basis over a 30 year period. The carrying value of goodwill is periodically evaluated on the basis of management's estimates of future undiscounted operating income associated with the acquired businesses. The covenants not to compete are being amortized over the terms of the agreements, which are 1 to 7 year periods.

     Statement of Financial Accounting Standards No. 121 - On March 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of. The adoption of SFAS No. 121 did not have a material effect on the Company's financial statements.

     Income Taxes - ATC and its wholly-owned subsidiaries file a consolidated income tax return. The liability method is used to measure deferred tax assets and liabilities based on temporary differences between financial and taxable income existing at each balance sheet date using enacted tax rates.

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

         Fair Values of Financial Instruments - Fair values of financial instruments have been estimated based on market prices of similar instruments and/or valuation techniques using market assumptions. The Company assumes that

                         F-7
PAGE
the carrying amount of short-term financial instruments approximates their fair value. For these purposes, short-term is defined as any item that matures or represents a cash transaction between willing parties within six months or less of the measurement date. Unless otherwise noted, the carry value of financial instruments approximates fair value.

         Earnings Per Common Share and Dilutive Common Equivalent Share - Earnings per common share and dilutive common equivalent share have been computed by using the weighted average number of shares outstanding during the year. Outstanding dilutive stock warrants and stock options are included in the computation of weighted average number of shares.

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128, which becomes effective for financial statements of the Company issued for fiscal years ending after December 15, 1997, replaces primary and fully diluted earnings per share, as disclosed under current pronouncements, with basic and diluted earnings per share. Pro forma basic earnings per share for the fiscal years 1995, 1996, and 1997 are $.59, $.59, and $.81, respectively. Pro forma diluted earnings per share for the fiscal years 1995, 1996, and 1997 are $.57, $.54 and $.74, respectively.

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

         New Accounting Pronouncements - In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which established accounting and reporting standards for such transfers. The Company intends to adopt SFAS No. 125 effective March 1, 1997, as required. Management anticipates that the adoption of SFAS No. 125 will not have a significant effect on the Company's financial position and results of operations.

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

         Amounts paid to seller and a majority owner:
               Cash............................................... $   9,000,000
               Payment obligations, for property and facility
                  rentals and non-compete consideration...........     6,001,000
         Liabilities assumed:
               Current liabilities................................    15,731,076
               Bank debt..........................................    10,750,000
         Direct expenses related to acquisition...................       139,438
                                                                 ---------------
                                                                    $ 41,621,514
                                                                 ===============

         The payment obligations to seller/majority owner are payable monthly or quarterly and are included in accrued payment obligations - ATEC acquisition in the accompanying consolidated balance sheet.

     At February 28, 1997, the Company is contingently liable to ATEC for additional purchase consideration up to $10,750,000 if certain conditions are met. At February 28, 1997, the maximum amounts payable, if fully earned, would be paid as follows: $3,883,333 in fiscal 1998, $3,873,333 in fiscal 1999, $1,293,334 in fiscal 2000 and $1,700,000 in fiscal 2002. Subsequent to February
28,  1997  the  seller  has  met  the   contingent   consideration requirements
obligating the Company to the fiscal 1998 amount.

                        F-8
PAGE

In addition, in connection with the issuance of the Senior Secured Notes on May 29 1997, as discussed in Note D, the Company and seller agreed to remove certain contingent consideration requirements; and as a result, the Company is obligated to pay $2,420,766 and expects to be obligated to pay the remaining contingent consideration of $2,745,900 in fiscal 1999. Additionally The Company has the option to purchase certain properties from the seller for $1,700,000 in fiscal 2002.

  The initial purchase price allocation is summarized as follows:

  Accounts receivable and work in process, net of allowances......  $ 18,957,768
  Other current assets............................................     2,023,996
  Other assets....................................................       548,301
  Covenants not to compete........................................       430,000
  Goodwill .......................................................    19,661,449
                                                                   -------------
                                                                    $ 41,621,514
                                                                    ============

         The Company may set-off against certain payment obligations the amount of any uncollected accounts receivable and work in process, net of recorded allowances, not collected within one year.

         In connection with the purchase agreement, the Company has issued an irrevocable letter of credit in the amount of $500,000 to secure the Company's performance of its payment obligations. The letter of credit is renewable by the seller until such time the Company has paid all of the purchase obligations in full. At February 28, 1997, no amounts had been drawn against the letter of credit.

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

  Amounts paid to seller:
        Cash...................................................... $   3,000,000
        Note payable..............................................     2,500,000
  Assumed liabilities.............................................       247,905
  Direct expenses related to acquisition..........................        23,149
                                                                 ---------------
                                                                    $  5,771,054
                                                                 ===============

         The initial purchase price allocation is summarized as follows:

  Accounts receivable............................................. $   1,163,981
  Work in process.................................................       279,047
  Property and equipment..........................................        77,381
  Other current assets............................................        77,560
  Covenant not to compete.........................................       100,000
  Goodwill .......................................................     4,073,085
                                                                    ------------
                                                                    $  5,771,054
                                                                    ============
Fiscal 1996
         Hill Businesses - In November 1995, ATC purchased certain assets and assumed certain liabilities of Kaselaan & D'Angelo Associates, Inc., Hill Environmental, Inc. (formerly the environmental division of Gibbs & Hill, Inc.) and Particle Diagnostics, Inc., wholly owned subsidiaries of Hill International, Inc. (collectively the "Hill Businesses").

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

  Amounts paid to seller:
         Cash..................................................... $   2,517,949
              Letter of credit, net of imputed interest (Note E)..       700,000
              Note payable at 8.75% interest (Note E).............       300,000
  Liabilities assumed.............................................       907,884
  Direct expenses related to acquisition..........................       885,538
                                                                 ---------------
                                                                   $   5,311,371
                                                                 ===============

         Direct expenses related to acquisition includes costs incurred in order to obtain proper title to the assets from Sellers bank as described further in Note E. In addition, the Company issued to certain selling shareholders, 50,000 stock options to purchase restricted common stock at $13.875 per share as consideration for non compete agreements.

  The purchase price allocation is summarized as follows:

  Costs in excess of billings on uncompleted  contracts,
      net of unrealizable  amounts................................ $     620,000
  Property and equipment..........................................       175,000
  Other assets....................................................        30,572
  Covenants not to compete........................................        37,500
  Goodwill........................................................     4,448,299
                                                                  --------------
                                                                   $   5,311,371
                                                                  ==============

         The Company is contingently liable to reimburse up to $150,000 of certain facility lease costs if incurred by Hill International, Inc. The payment of the contingent liability, which the Seller claims is now due, certain other liabilities and the $300,000 note is being withheld pending the outcome of the litigation (Note E).

         Applied Geosciences, Inc. - Effective February 29, 1996, ATC purchased certain assets and assumed certain liabilities of Applied Geosciences, Inc. ("AGI"), a California based environmental consulting company having offices in San Diego, Tustin and San Jose, California. The purchase price was comprised of the following consideration. In addition, AGI will receive contingent consideration of up to $190,000 subject to actual collections of the purchased trade receivables in excess of a minimum amount established under the agreements. As of February 28, 1997 $22,324 of contingent consideration had been earned and paid.

  Cash to seller..................................................$      147,546
  Contingent consideration earned to date.........................        22,324
  Cash to secured creditors of seller.............................       441,514
  Liabilities assumed.............................................       225,538
  Direct expenses related to acquisition..........................        31,246
                                                                  --------------
                                                                  $      868,168
                                                                  ==============

         The purchase price allocation is summarized as follows:

  Accounts receivable, net.......................................$       474,973
  Property and equipment.........................................        115,060
  Covenants not to compete.......................................         30,000
  Goodwill.......................................................        248,135
                                                                  --------------
                                                                  $      868,168
                                                                  ==============

Other Acquisitions
         Con-Test, Inc. - On October 1, 1994, ATC acquired substantially all of the assets and liabilities of Con-Test, Inc. ("Con-Test"), a Massachusetts based environmental consulting company having branch offices in the New England states, New York and Pennsylvania. The seller guaranteed the net receivables purchased resulting in the Company reacquiring 33,130 shares of its restricted common stock in fiscal 1996. Effective March 31, 1996, the Company sold its East Longmeadow, MA laboratory, originally part of the operations acquired from Con-Test, back to the Seller in exchange for cash, 12,320 shares of the Company's restricted common stock, and the assumption of certain liabilities and facility lease obligations. The assets sold included property and equipment, leasehold improvements, and intangible assets including contract rights, accreditation rights, customer lists, and the use of the Con-Test business name and logo.

         R.E. Blattert & Associates - On January 13, 1995, ATC acquired substantially all of the assets and liabilities of R.E. Blattert & Associates ("R.E. Blattert"), an environmental consulting firm having geologic, environmental engineering and water resource expertise with offices in Indiana and Iowa. In addition, the purchase agreement provides for the seller to receive additional purchase consideration based on achieving agreed upon earnings targets. At February 28, 1997, $200,000 of additional purchase consideration had been earned and recorded as goodwill. The Company and Seller agreed to certain modifications to the purchase agreement which limits the contingent consideration to amounts earned through February 28, 1997.

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

         BSE Management, Inc. - In fiscal 1994, ATC acquired certain assets and liabilities of BSE Management, Inc. ("BSE"), a California based environmental consulting holding company and those of its subsidiaries, Diagnostic Environmental Inc., Hygeia Environmental Laboratories and The Environmental Institute Inc. The acquisition was accomplished by purchasing certain BSE assets at a foreclosure sale, acquiring certain BSE unsecured debt from its holder, entering into consulting and employment contracts and non-compete agreements with certain key BSE employees, and assuming specified liabilities of BSE. The purchase agreement provided for additional purchase consideration contingent upon future cash receipts of the ongoing business over five years. These contingent payments totaled $1,355,165 and have been fully earned as of February 29, 1996 and recorded as goodwill.

         Aurora Environmental Inc. Merger - Effective June 29, 1995, ATC and Aurora Environmental Inc. ("Aurora") merged, with ATC as the surviving corporation. ATC exchanged .545 of a share of ATC common stock for each share of Aurora stock. ATC common shares held by Aurora of 3,258,000 were canceled. The merger has been accounted for in a manner similar to a pooling of interests. Under this method of accounting, recorded assets and liabilities of Aurora were combined with ATC and the results of operations of ATC and Aurora were combined on the date the merger became effective. As a result of the merger, ATC utilized Aurora's net operating loss carryforward, which was $970,000 as of the date of the merger. In addition, ATC's liability to Aurora was canceled at the merger date.

         Pro Forma Financial Information (Unaudited) - The following unaudited pro forma information sets forth the results of operations of ATC as if the merger of Aurora and ATC's purchase of significant subsidiaries including ATEC, 3D and the Hill Businesses had occurred on March 1, 1995, the beginning of fiscal 1996.

                                                                                                 PRO FORMA
                                                                                        Year Ended February 28 (29)
                                                                                       --------------------------------
                                                                                            1996               1997
                                                                                       -------------       ------------
Revenues............................................................................   $149,025,093        $135,331,348
Net income..........................................................................      9,796,788           7,432,906
Earnings per share (fully diluted)..................................................   $       1.33        $        .87

Weighted average shares.............................................................      7,383,746           8,508,061

C.  PROPERTY AND EQUIPMENT

         Property and equipment as of February 28 (29) consists of:                         1996               1997
                                                                                       --------------      -------------

Office equipment....................................................................   $    2,645,325      $   3,339,049
Laboratory and field equipment......................................................        3,528,410          3,335,721
Transportation equipment............................................................          267,304            207,857
Leasehold improvements..............................................................          633,595            849,700
                                                                                            7,074,634          7,732,327
Less accumulated depreciation.......................................................        3,467,879          3,947,694

Property and equipment, net.........................................................   $    3,606,755      $   3,784,633
                                                                                       ==============      =============

D.  DEBT AND CREDIT AGREEMENTS

         Short Term Debt - The February 28, 1997 balance consists of a 8.75%, $300,000 note payable issued in connection with the Company's purchase of the Hill Businesses. The Company has withheld payment on the note pending the outcome of the litigation with Hill as discussed in Note E. At February 29, 1996, the Company had short-term notes payable of $1,122,552 with interest rates of 6.7% to 8.75%.


         Long-Term Debt - Long term debt as of February (28) 29 consists of :
                                                                                                    1996               1997
                                                                                              ----------------      -----------
         Borrowings from banks under the Company's $23,000,000 bridge credit
           facility.  Interest is payable monthly (7.3% at February 28, 1997)................  $           -        $20,850,000

         Note payable issued in connection with the purchase of 3D Information
           Services, Inc. with a fixed interest rate of 8.25%.  Interest and principal
           are payable quarterly through May, 1999...........................................              -          1,931,193

         Insurance premium financing obligation payable in fixed monthly installments of principal and interest through April, 1998.  Interest
           accrues at 6.4%...................................................................              -            781,188

         Note  payable  issued in  connection  with the  purchase  of  Con-Test, payable in three  annual  installments  through  September  30, 1997.
           Interest accrues at 8.5% and is payable quarterly.................................        356,667            178,333

         Notes payable issued in connection with other asset acquisitions due in installments  through May 1998.  Interest  rates range from the prime
           rate, (8.25% at February 28, 1997) to 9.0%........................................        123,121            146,272

         Note payable assumed in connection with the  purchase of ATEC.  Interest accrues at the prime rate plus 2% (10.25% at February 28, 1997).  Principal
           and interest are due  May 19, 1997................................................              -            127,095

         Notes payable issued in connection with the purchase of MES, with interest
           at prime (8.25% at February 28, 1997) payable through February, 1998..............        147,619             66,667

         Other notes with interest rates ranging from 7.25% to 12.4% due in  monthly
           installments through October, 2001................................................         89,395             29,326
                                                                                               -------------        -----------
                                                                                                     716,802         24,110,074
              Less current maturities......................................................          354,858          1,986,730
                                                                                               -------------       ------------
              Long-term debt, less current maturities......................................    $     361,944       $ 22,123,344
                                                                                               =============       ============


         Senior Secured Notes - On May 29, 1997, the Company issued $32,500,000 of 8.18% Senior Secured Notes due in annual installments beginning May, 2000, through May, 2004, to a group of financial institutions. Interest on the Senior Secured Notes is payable semi-annually on May 31, and November 30, commencing on November 30, 1997. The Senior Secured Notes are collateralized by accounts receivable, work-in-process, intangible assets and the Company's primary depository accounts. The proceeds from the Senior Secured Notes have in part been utilized to repay the Company's outstanding bridge credit facility. Accordingly, at February 28, 1997, the Company has classified its $20,850,000 outstanding bridge credit facility as long-term debt. The bridge facility was entered into in May, 1996, to provide capital in connection with the Company's acquisition of American Testing and Engineering Corporation and 3D Information Services, Inc.

     Bank Credit Agreement - In connection with the Senior Secured Note offering, the Company executed a credit agreement with the Chase Manhattan Bank and Atlantic Bank of New York. The credit agreement provides for a $15,000,000 revolving line of credit maturing on November 30, 1999. The borrowings under the line of credit are collateralized by the Company's cash, accounts receivable, work in process, and intangible assets on a pari passu basis with the Senior Secured Note holders. Under the terms of the Note and Credit Agreements, the Company is required to comply with certain financial and business covenants including maintaining minimum working capital levels, fixed charge and interest ratios and restrictions on dividend payments.

     Aggregate maturities of long-term debt as of February 28, 1997 are as follows: fiscal 1998 - $1,986,730; fiscal 1999 - $1,028,877; fiscal 2000 -
$236,692;  fiscal 2001 -  $4,174,561;  fiscal 2002 - $4,173,167  and  thereafter
$12,510,047. Aggregate maturities of bank debt are based on the terms of the Senior Secured Notes.

E.  COMMITMENTS AND CONTINGENCIES

         Operating Lease Commitments - The Company leases office space, laboratory facilities, temporary housing facilities and automobiles under operating lease agreements which expire at varying dates through September 2007. The Company also rents equipment on a job-by-job basis. Minimum annual rental commitments as of February 28, 1997 are as follows: fiscal 1998 - $4,188,850; fiscal 1999 - $3,827,984; fiscal 2000 - $2,798,251; fiscal 2001 - $1,584,226;
fiscal 2002 - $1,064,121 and thereafter $2,822,804 (total $16,286,236).

     Rental expense associated with facility and equipment operating leases for fiscal years 1995, 1996 and 1997 was $1,355,410, $1,908,217 and $4,937,752
respectively.

     Other Liabilities - Other liabilities consist of long-term lease commitments and other long-term contractual obligations assumed in connection with business acquisitions. Contractual obligations representing existing liabilities recorded within the financial statements that are expected to be realized during the next fiscal year are included within other accrued expenses.

    Litigation - First Fidelity Bank, N.A., et al v. Hill International, Inc. et al, Superior Court of New Jersey, Law Division, Burlington County, Docket No. Bur-L-03400-95, filed December 19, 1995. Irvin E. Richter, et al v. ATC Group Services Inc., et al, United States District Court, District of New Jersey, Civ. No. 96 CV 5818 (JBS) filed December 6, 1996. On December 19, 1995, a second amended complaint was filed in the above-entitled action which joined the Company as a defendant and included a count against the Company seeking recovery of certain assets purchased from Hill International, Inc. ("Hill") on the grounds that plaintiff banks hold security interests in the assets and that Hill is in default under the security agreement creating such alleged security interests. The plaintiffs in this action are First Fidelity Bank, N.A. and United Jersey Bank, N.A. The primary defendants were Hill and certain of its subsidiaries, and Irvin Richter, David Richter, Janice Richter and William Doyle. Irvin Richter and David Richter are officers and stockholders of Hill. In April 1996, the Company filed a cross-claim against Hill, Irvin Richter and David Richter alleging breach of contract, fraud, among other allegations and seeking unspecified damages, including punitive damages and equitable relief. In August, 1996, Hill and the Richters filed an answer denying ATC's cross claims, a cross-claim against ATC and a third party claim against certain members of ATC's management. The cross claim and third party claim seek unspecified damages, including punitive damages, for defamation, breach of the Richters' non-competition agreements and securities fraud. The defamation claim is based on plaintiff banks' allegation of fraud against Hill and the Richters in their amended complaint, which Hill and the Richters allege was based on defamatory statements made by ATC in settlement discussions with the plaintiff banks. In its answer, the Company both denies that it made defamatory statements and asserts that the defamation allegations fail to state a legally valid claim. The breach of contract and securities claims are based on allegations that ATC made representations concerning a registration rights agreement to be provided in connection with options issued to the Richters as consideration for their non-competition agreements. In its answer, the Company denies that an agreement concerning registration rights was ever reached and asserts that the Richters forfeited any such rights in any case as a result of their conduct in connection with the asset purchase. These related cases are in their early stages with discovery yet to take place. In January, 1997, the plaintiff bank dismissed their claim against ATC. On December 6, 1996, Hill and the Richters commenced an action against ATC and the same officers and employees of ATC alleging essentially the same claims in federal court as in the state action. ATC has answered, raising the same defenses and additional defenses related to the timeliness of the federal claim. This is essentially the same action as in federal court as the pending state action. It does not create a risk of double recovery. In the Company's opinion, the outcome of this matter will not have a significant effect on the Company's financial position or future results of operations, although no assurances can be given in this regard.

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

                         F-13
PAGE

         State of New York Department of Taxation and Finance- The Company has received a notice of audit from the New York State Department of Taxation and Finance for the three fiscal years 1993, 1994, and 1995. The agent has issued a preliminary audit report, which is expected to be the basis of a formal assessment estimated to be approximately $200,000. The Company is disputing the agents positions and intends to appeal any assessment if rendered. No assurances can be given regarding the ultimate liability, if any, which may result.

         The Company has been named or has claims pending arising out of the conduct of its business. In the opinion of management, these matters are adequately covered by insurance, are without merit, or are not material.

F.  STOCK OPTIONS

         A stock option plan, established in 1988, (the "1988 Plan") provides for the granting of 200,000 options to employees for purchase of common stock at prices which cannot be less than the fair market value at the time of the grant. Options generally become exercisable at 20% per year, 50% per year for certain participants, and expire within five years of the date of grant.

         In 1993, the Board of Directors approved an additional stock option plan (the "1993 Plan") providing for the granting of 200,000 options to employees for purchase of common stock at prices which cannot be less than fair market value at the time of the grant. In December 1995, the 1993 Plan was amended to increase the number of options to 500,000 shares and in October 1996, the 1993 Plan was amended to increase the number of options to 1,000,000 shares. Options generally become exercisable at 20% per year and expire either within five years or ten years of the date of grant.

         In connection with the merger of Aurora into ATC, the Board of Directors of ATC approved a stock option plan (the "1995 Plan") having identical provisions to Aurora's 1987 Stock Option Plan. The 1995 Plan provides for the granting of 81,750 options representing the previously outstanding Aurora stock options after adjustment by the stock exchange rate of .545 as provided for under the terms of the merger agreement. The 81,750 options were granted at an exercise price of $5.32 per share in June 1995 to an officer of ATC in replacement of previously held Aurora options. All of the options are exercisable and expire within ten years of the date of grant.

         As of February 28, 1997, under the 1988, 1993 and 1995 Plans, 1,096,400 options have been granted, 40,410 options exercised, 335,650 options expired and 521,000 options remain available for grant. In fiscal 1995, the Board of Directors approved the granting of 20,000 options to an unrelated consultant for purchase of common stock at $9.50 per share (fair market value at date of grant). These options were terminated in fiscal 1996.

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 defines a fair market value based method of accounting for stock based employee compensation plans and encourages all entities to adopt that method of accounting. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

     The Company has decided to continue to apply the intrinsic value based method of accounting for its stock-based employee compensation plans. If compensation cost for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, Accounting for Stock Based Compensation, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                          1996          1997
                                      -----------    -----------
Net Income:
           As reported                $ 3,865,998    $ 6,307,734
           Pro forma                  $ 3,759,532    $ 6,065,136

Primary Earnings Per Share:
           As reported                       $.54           $.74
           Pro forma                         $.52           $.71

Fully Diluted Earnings Per Share:
           As reported                       $.54           $.74
           Pro forma                         $.52           $.71


                         F-14
PAGE

         The fair value for stock options was estimated using the Black-Scholes option pricing model with assumptions for the risk-free interest rate of 7.8% in fiscal 1996 and 5.4% in fiscal 1997, expected volatility of 48% in fiscal 1996 and 1997, expected life of approximately 5 years in fiscal 1996 and 1997, and no expected dividends. The weighted average fair value of options granted during fiscal 1996 and 1997 was $5.58 per option and $4.48 per option, respectively.

     The changes in the outstanding stock options described above during fiscal years 1995, 1996 and 1997 are summarized as follows:
                                                                   WEIGHTED
                                                                   AVERAGE
                                                                   PRICE PER
                                                      OPTIONS      SHARE
                                                      --------     -------
BALANCE, February 28, 1994........................     170,700     $  3.17
  Granted.........................................     132,350        9.76
  Exercised.......................................      (6,980)       2.90
  Expired.........................................      (4,650)       9.48
                                                      --------

BALANCE, February 28, 1995........................     291,420        6.03
  Granted.........................................     334,500        9.44
  Exercised.......................................      (6,400)       5.56
  Expired.........................................     (34,800)      10.09
                                                      --------

BALANCE, February 29, 1996........................     584,720        8.51
  Granted.........................................     407,400        9.85
  Exercised.......................................     (14,030)       4.00
  Expired.........................................    (257,750)      12.62
                                                      --------

BALANCE, February 28, 1997........................     720,340     $  7.89
                                                      ========     =======
Options exercisable at:

February 28, 1995.................................     127,000
February 29, 1996.................................     307,950
February 28, 1997.................................     457,550

The following table summarizes information about stock options outstanding and exercisable as of February 28, 1997:

          Options Outstanding                       Options Exercisable
--------------------------------------------------------------------------------
                                   Weighted    Weighted Average         Weighted
                                   Average     Remaining                 Average
 Range of             Number       Exercise    Contractual    Number    Exercise
 Exercise Price       Outstanding  Price       Life           Exercisable  Price
--------------------------------------------------------------------------------
 $ 1.88  -  $  5.99    223,720     $  3.84      0.1 years      217,340   $  3.81
   6.00  -    11.99    352,870        8.10      2.8 years      158,710      8.22
  12.00  -    17.99    143,750       13.66      2.2 years       81,500     13.73
--------------------------------------------------------------------------------
 $ 1.88  -   $17.99    720,340     $  7.89      1.8 years      457,550   $  7.11
================================================================================

G.  COMMON STOCK WARRANTS

         At February 28, 1997, there are 568,207 Class C warrants outstanding. Each Class C warrant entitles the holder to purchase one share of common stock at an exercise price of $10.00. The Company has reserved common shares equal to the outstanding warrants for issuance upon the exercise of the Class C warrants. The expiration date of the Class C warrants is April 30, 1998.

         During the year ended February 28, 1995, 284,803 of 285,817 outstanding Class B warrants were exercised at an exercise price of $8.00 allowing the holder to receive one share of common stock per warrant and one Class C warrant. The Class B warrants not exercised expired as of September 30, 1994.

         In connection with the merger of Aurora in fiscal 1996, ATC issued common stock purchase warrants for the purchase of 523,200 shares of ATC common stock at prices ranging from $1.03 to $2.75 per share in replacement of previously outstanding Aurora warrants. During fiscal 1996, 32,700 warrants were exercised at approximately $1.83 per share. The remaining warrants expire from November 30, 2000 to January 10, 2004.

                         F-15
PAGE

H.  INCOME TAXES

         Income tax expense (benefit) for the three years ended February 28, 1997 consists of the following:

                                                                          FEDERAL      STATE & LOCAL        TOTAL
                                                                     ---------------  ---------------   ---------------
1995:
  Current........................................................    $  1,725,000     $       295,500   $     2,020,500
  Deferred.......................................................          19,000               4,500            23,500
                                                                     ---------------  ---------------   ---------------
   Total.........................................................    $  1,744,000     $       300,000   $     2,044,000
                                                                     ===============  ===============   ===============

1996:
   Current........................................................   $   1,700,400    $       296,300   $     1,996,700
   Deferred.......................................................        (161,700)           (30,000)         (191,700)
                                                                     ---------------  ---------------   ---------------
    Total.........................................................   $   1,538,700    $       266,300   $     1,805,000
                                                                     ===============  ===============   ===============

1997:
   Current........................................................   $     3,207,100  $       711,600   $     3,918,700
   Deferred.......................................................           168,100            3,200           171,300
                                                                     ---------------  ---------------   ---------------
    Total.........................................................   $     3,375,200  $       714,800   $     4,090,000
                                                                     ===============  ===============   ===============

         The Company made Federal and State income tax payments of approximately $3,023,000, $2,077,000, and $ 4,062,000 in fiscal 1995,
1996 and 1997, respectively.

         A reconciliation of the statutory US Federal tax rate and effective tax rate for the three years ended February 28, 1997 is as follows:

                                                                                  1995               1996                 1997
                                                                             ---------------     --------------      -------------
         Statutory US Federal rate.......................................         34.0%              34.0%               34.0%
         State income taxes, net of federal benefit......................          4.1                4.3                 4.5
         Tax benefit of Aurora's net operating loss carryforward.........          -                 (6.2)                -
         Tax exempt interest income......................................          -                 (2.4)               (1.3)
         Non-deductible expenses.........................................          0.5                2.1                 2.1
                                                                             ---------------     --------------      -------------
                .........................................................         38.6%              31.8%               39.3%
                                                                             ===============     ===============     =============

         The  tax  effects  of  temporary   differences  that  give  rise  to  a
significant portion of the deferred tax assets and liabilities as of February 28
(29) consist of the following:
                                                         1996          1997
                                                    ------------  -----------
Deferred tax assets:
   Nondeductible liabilities.......................  $    339,400  $   682,900
   Nondeductible bad debt reserve..................        76,900      453,800
   Aurora net operating loss carryforward..........       150,000           -
                                                     ------------  -----------
                                                          566,300    1,136,700
Deferred tax liabilities:
   Property and equipment..........................       108,000       95,800
   Prepaid expenses................................       125,800      346,400
   Intangible assets...............................        88,700      622,000
                                                     ------------  -----------
                                                          322,500    1,064,200
                                                     ------------  -----------
Net deferred tax asset ............................  $    243,800  $    72,500
                                                     ============  ===========

         The current portion of net deferred tax assets of $440,600 and $790,400 at February 28 (29), 1996 and 1997 is classified in the consolidated balance sheets in current assets. The non-current portion is classified in non-current liabilities.

         During fiscal 1996, ATC utilized a one-time tax benefit of $350,000 to offset taxable income relating to Aurora's net operating loss carryforward at the time of the ATC and Aurora merger.

I.  EMPLOYEE BENEFIT PLANS

         The Company has an employee savings plan which allows for voluntary contributions into designated investment funds by eligible employees. The Company may, at the discretion of its Board of Directors, make additional contributions on behalf of the Plan's participants. No Company contributions were made in fiscal years 1995, 1996, and 1997.

J.  INDUSTRY SEGMENT DATA

         The Company provides services through its environmental consulting and engineering segment and its information technology consulting segment. Prior year segment data is not presented as the Company only operated in the environmental and engineering segment prior to the acquisition of 3D in May 1996 as discussed in Note B.


Industry Segment Data:

                                                    Environmental     Information     Adjustments &
                                                    & Engineering     Technology      Elimination's   Total
                                                    -------------     -------------   -------------   -------------


Year Ended February 28, 1997

Revenues..........................................  $ 106,661,312     $   7,228,755   $     (34,703)  $ 113,855,364
Operating income..................................     11,323,277           387,756              -       11,711,033
Depreciation and amortization.....................      1,949,711           149,100              -        2,098,811

Capital expenditures..............................  $   1,244,756     $      40,939              -        1,285,695

Identifiable assets as of
   February 28, 1997..............................  $  83,486,251     $   6,080,060   $  (3,390,994)  $  86,175,317



K.  SUPPLEMENTAL INFORMATION

     Supplemental cash flow information - Supplemental cash flow information for the years ended February 28 (29) is as follows:


                                                                                     1995              1996               1997
                                                                                -------------      ------------       ------------
         Cash paid for interest.............................................    $    276,658       $   374,466        $ 1,515,432

         Noncash investing and financing activities:
           Liabilities assumed in connection with business combinations.....       6,056,441           640,082         26,728,981
           Common stock issued in connection with business combinations.....         605,408                -                  -
           Common stock recovered in connection with the Con-Test, Inc.
               acquisition..................................................              -            140,013                 -
           Common stock issued in connection with the Aurora Merger.........              -             61,117                 -
           Common stock received as consideration for sale of assets........              -                 -             124,432
           Notes payable issued in connection with business combinations....         835,000         1,000,000          2,589,086


         Supplemental analysis of valuation and qualifying accounts - Changes in the allowance for doubtful accounts for the three years ended February 28, 1997 are as follows:

                                                                                     1995              1996               1997
                                                                                -------------      ------------       ------------
         BALANCE, beginning of year.........................................    $     167,344      $    535,886       $    383,220
             Provision for bad debts........................................          188,819           290,165          1,021,631
             Amounts written-off, net of recoveries.........................         (136,350)         (309,932)          (452,836)
             Adjustment for allowance for doubtful accounts recorded on net
                 acquired (rescinded) accounts receivable...................          316,073          (132,899)           503,701
                                                                                -------------      ------------       ------------
         BALANCE, end of year...............................................    $     535,886      $    383,220       $  1,455,716
                                                                                =============      ============       ============

L. QUARTERLY FINANCIAL DATA (Unaudited)

         The Company's unaudited quarterly results of operations for fiscal 1996 and 1997 are as follows:

          Fiscal 1996                                                             Three Months Ended
                                                           May 31            August 31          November 30      February 29
                                                            1995              1995(1)            1995 (2)            1996
         -------------------------------------------- ------------------ ------------------- ------------------  --------------
         Revenues...................................  $       10,814,953 $        11,649,478 $       11,223,139  $   11,277,327
         Gross profit...............................           5,269,542           5,529,416          5,342,623       4,308,142
         Income before income taxes.................           1,462,628           1,921,617          1,811,675         475,078
         Net income.................................             895,128           1,519,117          1,104,675         347,078

         Earnings per common share and dilutive
                   common equivalent share (4):
             Primary................................  $              .15 $               .23 $              .15   $         .04
             Fully diluted..........................  $              .15 $               .23 $              .15   $         .04


          Fiscal 1997                                                             Three Months Ended
                                                           May 31            August 31          November 30       February 28
                                                           1996(3)              1996               1996              1997
         -------------------------------------------- ------------------ ------------------- ------------------  --------------

         Revenues...................................  $       16,645,983 $        33,922,028 $       32,848,840  $   30,438,513
         Gross profit...............................           7,282,012          12,529,814         11,287,563      11,051,373
         Income before income taxes.................           2,772,303           3,485,493          2,433,278       1,706,660
         Net income.................................           1,718,303           2,101,493          1,506,278         981,660

         Earnings per common share and dilutive
                   common equivalent share:
             Primary................................  $              .20 $               .25 $              .18  $          .12
             Fully diluted..........................  $              .20 $               .25 $              .18  $          .12


         The Company's operations are seasonal in nature, with a larger percentage of income earned in the second quarter.

     (1)  Reflects the merger of ATC and Aurora  effective June 29, 1995,  (Note
          B). Net income includes a one-time tax benefit of $350,000 ($.05 per share) resulting from the merger of Aurora.

     (2) Reflects the acquisition of the Hill Businesses effective November 10, 1995, (Note B).

     (3)  Reflects  the   acquisition  of  American   Testing  and   Engineering
          Corporation and 3D Information Services, Inc. effective May 24, 1996 and May 28, 1996, respectively.

     (4) For fiscal 1996, the sum of the quarterly earnings per share is less than the reported fiscal year earnings per share due to the averaging effect of the 1,970,000 shares issued in connection with the Company's stock offering in October 1995.

                                                            PART III

Item 10.  Directors and Executive Officers of the Registrant.

         The following table sets forth certain information regarding the Company's directors, executive officers and a key employee.

              Name                            Age             Position

         Officers and Directors:
            George Rubin..................     69             Chairman of the Board and Secretary; Director
            Morry F. Rubin................     37             President, Chief Executive Officer, Treasurer; Director
            Nicholas J. Malino............     47             Senior Vice President, Financial and General Operations
            Christopher P. Vincze.........     35             Senior Vice President, Financial and General Operations
            Donald W. Beck................     38             Senior Vice President
            John J. (Jeff) Goodwin........     48             President and Director of ATC InSys Technology Inc.
            Richard L. Pruitt.............     57             Vice President, Principal Accounting Officer; Director
            Wayne A. Crosby...............     43             Chief Financial Officer
            Richard S. Greenberg, Esq.....     47             Director
            Julia S. Heckman..............     47             Director

         Key Employee:

            John J. Smith.................     46             General Counsel

         The business experience, principal occupations and employment, as well as the periods of service, of each of the directors, executive officers and a key employee of the Company during at least the last five years are set forth below. Officers of ATC Group Services Inc. also are officers of certain of ATC's subsidiary companies.

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

     Nicholas J. Malino has been Senior Vice President, Financial and General Operations of ATC, since July 1993 and an employee of ATC since October 1992. Mr. Malino has over fourteen years of experience in managing professional service organizations. From February 1991 to September 1992, Mr. Malino was the New York Regional Manager for Kemron Inc., a hazardous waste consulting company headquartered in McLean, Virginia. From August 1989 to January 1991, he was the Operations Manager for the New York City branch of Professional Service Industries, Inc.

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

     John J. (Jeff) Goodwin has been President and a director of ATC InSys Technology Inc. since it was formed in May 1996. From September 1994 until May 1996, Mr. Goodwin served as President of the Contest Systems Division of ATC, providing clients with specialized systems for managing environmental hazards. Prior to joining ATC, Mr. Goodwin directed a national information systems consulting practice for Datronics Management Inc. from December 1991 until August 1994. From April 1980 until October 1991, Mr. Goodwin was employed by Ernst & Young LLP, an international professional services firm, where he was admitted as a Partner in 1984. In this capacity, Mr. Goodwin directed a public sector and environmental services consulting practice and a decision support systems practice, and was a client-service partner in Ernst & Young's general Information Technology consulting practice.

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

     Wayne A. Crosby has been Chief Financial Officer of ATC since July 1995. Prior to joining ATC, Mr. Crosby was the Chief Financial Officer of BSE
Management, Inc. from 1991 to 1993 and Chief Financial Officer of Compex Systems, Inc. from 1986 through 1990. Mr. Crosby is a certified public accountant and was employed by Deloitte & Touche LLP (formerly Deloitte Haskins & Sells) for eight years.

     Richard S. Greenberg, Esq. has been a director of ATC since July 1995. Mr. Greenberg has been a director of the Environmental Management Consulting Services Group at Coopers & Lybrand since October 1989. Mr. Greenberg has over 20 years of experience in the areas of environmental management consulting, environmental litigation support and legislative policy analysis.

     Julia S. Heckman has been a director of ATC since August 1995. Mrs. Heckman has been a Managing director with Rodman & Renshaw, Inc.'s Investment Banking Group since April 1995 and had been a Managing Director with Mabon Securities Corp.'s Investment Banking Group since 1991. Prior to joining Mabon Securities Corp., Mrs. Heckman was a Managing Director with Paine Webber Group Inc.'s Corporate Finance Department. Mrs. Heckman serves as a member of the Company's Board of Directors pursuant to the Underwriting Agreement dated October 10, 1995, between Rodman & Renshaw, Inc. and the Company.

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

     The Board of Directors has an Audit Committee and a Compensation Committee consisting of three directors including Morry F. Rubin and the independent directors, Richard S. Greenberg and Julia S. Heckman. The Audit Committee is responsible, among other things, for approving and transactions between the Company and any of its directors, officers or affiliates. The Compensation Committee is responsible for setting compensation of the executive officers of the Company and for granting any further options to purchase Common Stock.

     All directors of ATC will hold offices until the next annual stockholders' meeting and until the election and qualification of their successors. Officers hold their respective positions until their successors are duly qualified or until they resign or are removed by the Board of Directors.

Item 11.  Executive Compensation.

         This information will be contained in the definitive proxy statement of the Company for the 1997 Annual Meeting of Stockholders under the caption "Compensation of Directors and Executive Officers" and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth information as of May 28, 1997 with respect to the share ownership by ATC's directors individually, officers and directors as a group, and for record and/or beneficial owners of more than 5% of the outstanding amount of such stock. For purposes of calculating the amount of beneficial ownership and the respective percentages, the number of shares of ATC Common Stock which may be acquired by a person upon the exercise of outstanding options, if any, notwithstanding the options vesting schedule, are considered outstanding but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other person.



                                                                       Number of                 Approximate
Name and Address                        Position                       Shares Owned              Percent of Class
      (1)                                                                                            (2)
                                         Chairman of the Board and
                                                Secretary;
George Rubin             (3)                    Director                   1,512,542                   18.2

                                             President, Chief
                                         Executive Officer, Treasurer;
Morry F. Rubin           (4)                    Director                     800,489                   10.1

                                              Vice President,
                                         Principal Accounting Officer;
Richard L. Pruitt        (5)                    Director                      49,050                     *



Julia S. Heckman         (6)                     Director                     15,000                     *



Richard S. Greenberg, Esq.  (7)                  Director                     15,000                     *


All Officers and Directors of ATC
as a Group(11 persons)(8)                         Various                   2,600,114                  29.9



                                        Investment Advisor registered
Corbyn Investment Management, Inc.      under Section 8 of the Investment
et al         (9)                           Company Act of 1940             1,034,199                  13.3

                                        Investment Company under Section
                                        8 of the Investment Company Act
The Parnassus Fund    (10)                  of 1940                           595,000                   7.6



*  Represents less than 1%.
------------

     (1) Each person has sole voting power and investment power with respect to the number of shares indicated as owned.

     (2) Based upon 7,802,987 shares of Common Stock outstanding as of May 28, 1997.

     (3) Shares owned include warrants to purchase 490,500 shares of Common Stock. Address: 104 East 25th Street, 10th Floor, New York, NY 10010.

     (4) Shares owned include options to purchase 161,750 shares of Common Stock. Address: 104 East 25th Street, 10th Floor, New York, NY 10010

     (5) Shares owned include options to purchase 10,800 shares of Common Stock. Address: 1515 East Tenth Street, Sioux Falls, SD 57103.

     (6) Shares owned includes options to purchase 15,000 shares of Common Stock. Address: Rodman & Renshaw, Inc., 2 World Financial Center, 30th Floor, New York, NY 10281.

     (7) Shares owned include options to purchase 15,000 shares of Common Stock. Address: Coopers & Lybrand, 370 17th Street, Suite 3300, Denver, CO 80202.

     (8)  Shares  owned  include  options to purchase  873,688  shares of Common
          Stock.

     (9) As reported in Schedule 13G to the Securities and Exchange Commission dated January 6, 1997. Includes shares owned or beneficially owned by Corbyn Investment Management, Inc. and Greenspring Fund, Inc. Address:
          2330 West Joppa Road, Suite 108, Lutherville, MD 21093

     (10) As reported in Schedule 13G to the Securities and Exchange Commission dated February 10, 1997. Address: One Market, Stewart Tower, Suite 1600, San Francisco, CA 94105

         ATC does not know of any arrangement or pledge of its securities by persons now considered in control of ATC that might result in a change of control of ATC.

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

         (b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended February 28, 1997.

EXHIBIT INDEX


Exhibit         Description


2 Agreement and Plan of Merger to reincorporate in Delaware (contained in Exhibits 3(b) and 3(c), (1)

2(a) Agreement  and Plan of Merger  between ATC  Environmental  Inc.  and Aurora
     Environmental Inc. (5)

3(a) Certificate of Incorporation of Registrant (1)

3(b) Certificate of Ownership and Merger of Registrant (Delaware) (1)

3(c) By-Laws (1)

3(d) Certificate of Merger (Aurora  Environmental Inc. Merging with and into ATC
     Environmental Inc.) (8)

10   Employee Savings (401(k)) Plan (2)

10(a) New York City Lease (3)

10(b) Form of Indemnity Agreement (9)

10(c)Asset Purchase Agreement between ATC Environmental Inc., a Delaware corporation, and Hill International Inc., a Delaware corporation, executed on November 10, 1995 (4)

10(d)Six-Month  Promissory Note executed and delivered by ATC Environmental Inc.
     on November 10, 1995, payable to Hill International, Inc. in the amount of $300,000 (4)

10(e)Irrevocable  Letter  of Credit  executed  by  Atlantic  Bank of New York on
     November 8, 1995, and delivered by ATC Environmental Inc. on November 10, 1995, payable on or after May 1, 1996, to Hill International, Inc. in the amount of $730,625.00 (4)

10(f)Bill of Sale delivered on November 10, 1995, conveying assets referenced in
     assets   purchase   agreement   from  Hill   International,   Inc.  to  ATC
     Environmental Inc. (4)

10(g)Non-Competition  Agreement  of Irvin E. Richter to ATC  Environmental  Inc.
     Delivered on November 10, 1995 (4)

10(h)Non-Competition  Agreement  of David L. Richter to ATC  Environmental  Inc.
     Delivered on November 10, 1995 (4)

10(i)Agreement for Sale and Purchase of Business  Assets on May 24, 1996,  among
     ATC Environmental Inc., American Testing and Engineering Corporation d/b/a ATEC Associates, Inc. and Gerald D. Mann. (10)

10(j)Assumption   of   Liabilities   Agreement  on  May  24,  1996,   among  ATC
     Environmental Inc., American Testing and Engineering Corporation and Gerald
     D. Mann. (10)

10(k)Master Equipment Lease Agreement on May 24, 1996, between ATC Environmental
     Inc. and American Testing and Engineering Corporation. (10)

10(l)Master Sublease  Agreement on May 24, 1996,  between ATC Environmental Inc.
     and American Testing and Engineering Corporation covering premises leases at Indianapolis, IN, Atlanta, GA and Dallas, TX. (10)

10(m)Non-Competition  Agreement on May 24, 1996,  between ATC Environmental Inc.
     and American Testing and Engineering Corporation. (10)

10(n)Mann  Non-Competition  Agreement on May 24, 1996, between ATC Environmental
     Inc. and Gerald D. Mann. (10)

Exhibit         Description


10(p)Security Agreement on May 24, 1996, among ATC Environmental  Inc., American
     Testing and Engineering Corporation and Gerald D. Mann. (10)

10(q)$500,000  Letter  of Credit  on May 24,  1996,  from  Chemical  Bank,  N.A.
     against the account of ATC Environmental Inc. in favor of American Testing and Engineering Corporation. (10)

10(r)Agreement for Sale and Purchase of Business  Assets on May 28, 1996,  among
     ATC InSys Technology  Inc., 3D Information  Services Inc. and Ciro De Saro.
     (10)

10(s)Assumption of  Liabilities  Agreements  on May 28, 1996,  between ATC InSys
     Technology Inc., 3D Information Services Inc. and Ciro De Saro. (10)

10(t)Stockholders  Non-Competition  Agreement on May 28, 1996, between ATC InSys
     Technology Inc. and the stockholders of 3D Information Services Inc. (10)

10(u)Three-year,   $2,500,000   Promissory  Note  on  May  29,  1996,  from  ATC
     Environmental Inc. to 3D Information Services Inc. (10)

10(v)Employment  Agreement on May 29, 1996,  between ATC Environmental  Inc. and
     Ciro De Saro. (10)

11   Statements re:  Computation of per share earnings (*)

21   Subsidiaries of Registrant (**)

23   Independent Auditors' Consent-Deloitte & Touche LLP (*)

27   Financial Data Schedule (*)

99   1988 Stock Option Plan (6)

99(a)1993 Stock Option Plan (7)

99(b)Amendment to 1993 Stock Option Plan (*)

99(c)1995 Stock Option Plan (*)

---------------------------

*    Filed herewith.

** During the fiscal year ended February 28, 1997, ATC had five operating subsidiaries, namely, Hygeia Laboratories Inc. ("Hygeia"), ATC Management Inc. ("Management Co."), ATC New England Corp. ("ATC New England"), ATC Blattert Inc. ("Blattert"), and ATC InSys Technology Inc. ("ATC InSys"). Hygeia, Management Co., ATC New England, Blattert and ATC InSys are formed under the laws of the States of Delaware, South Dakota, Delaware, South Dakota and Delaware, respectively. Hygeia has done business under the name Hygeia ProScience Laboratories, Inc. Management Co. does business under the name ATC Management Inc. ATC New England does business under its own name and Con-Test. Blattert has done business under the names ATC Blattert Inc., R.E. Blattert & Associates Inc. and Microbial Environmental Services, Inc. ATC InSys does business under the names ATC InSys Technology Inc. and 3D Information Services Inc. Additionally, ATC Environmental Inc. was incorporated for the use in future operations.

--------------------------------------------------------------------------------

Exhibits incorporated by reference from previously filed documents are as follows:

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

(4) Reference is made to the Registrant's Form 8-K dated November 10, 1995, as amended, which is incorporated by reference and contains Exhibits 10(c), 10(d), 10(e), 10(f), 10(g) and 10(h).

(5) Reference is made to the Registrant's Form S-4 Registration Statement, file No. 33-88380 which is incorporated by reference and contains Exhibit 2(a).

(6) Reference is made to the Registrant's Form S-8 Registration Statement, file No. 33-55592 which is incorporated by reference and contains Exhibit 99.

(7) Reference is made to the Registrant's Form S-8 Registration Statement, File No. 33-77578 which is incorporated by reference and contains Exhibit 99.1.

(8) Reference is made to the Registrant's Form 10-Q for the quarter ended May 31, 1995, which is incorporated by reference and contains Exhibit 3(d).

(9) Reference is made to the Registrant's Form 10-K for its fiscal year ended February 28, 1995, which is incorporated by reference and contains Exhibit 10(b).

(10) Reference is made to the Registrant's Form 8-K dated May 24, 1996 as amended, which is incorporated by reference and contains Exhibits 10(i), 10(j), 10(k), 10(l), 10(m), 10(n), 10(o), 10(p), 10(q), 10(r), 10(s),
     10(t), 10(u) and 10(v).

                                                           SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

      ATC GROUP SERVICES INC.
                 (Registrant)

      /s/  MORRY F. RUBIN                                           May 29, 1997
      ------------------------------------                          ------------
                                                                         (Dated)
      MORRY F. RUBIN
      President, Chief Executive Officer, Treasurer; Director

         Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      /s/  GEORGE RUBIN                                             May 29, 1997
      -----------------------------------                           ------------
      GEORGE RUBIN,                                                      (Dated)
      Chairman of the Board and Secretary


      /s/  MORRY F. RUBIN                                           May 29, 1997
      ------------------------------------                          ------------
                                                                         (Dated)
      MORRY F. RUBIN,
       President, Chief Executive Officer, Treasurer; Director


      /s/ RICHARD L. PRUITT                                         May 29, 1997
      ------------------------------------                          ------------
                                                                         (Dated)
      Richard L. Pruitt,
        Vice President and Principal Accounting Officer; Director


      /s/ WAYNE A. CROSBY                                           May 29, 1997
      ------------------------------------                          ------------
                                                                         (Dated)
      Wayne A. Crosby
      Chief Financial Officer


      /s/ RICHARD S. GREENBERG, ESQ.                                May 29, 1997
      ------------------------------------                          ------------
                                                                         (Dated)
      Richard S. Greenberg, Esq.
      Director


      /s/ JULIA S. HECKMAN                                          May 29, 1997
      ------------------------------------                          ------------
                                                                         (Dated)
      Julia S. Heckman
      Director

ATC GROUP SERVICES INC. AND SUBSIDIARIES                              EXHIBIT 11

COMPUTATION OF EARNINGS PER SHARE
THREE YEARS ENDED FEBRUARY 28, 1997 (Unaudited)

                                                                                      1995              1996              1997
                                                                                  ------------      ------------      ------------
 Primary earnings per share:
      Weighted average number of shares of common stock outstanding.........        5,492,657          6,517,500         7,791,506

       Additional shares assuming exercise of dilutive stock options
            and stock warrants..............................................          261,199            663,916           691,881
                                                                                  ------------      ------------      ------------
               Total average common and common equivalent shares
                outstanding.................................................         5,753,856         7,181,416         8,483,387
                                                                                  ============      ============      ============

      Net income............................................................      $  3,256,520      $  3,865,998      $  6,307,734
                                                                                  ============      ============      ============
      Earnings per common and dilutive common equivalent share..............      $       0.57      $       0.54      $       0.74
                                                                                  ============      ============      ============

 Fully diluted earnings per share:
     Weighted average number of shares of common stock outstanding..........         5,492,657         6,517,500         7,791,506

      Additional shares assuming exercise of dilutive stock options
             and stock warrants.............................................           357,576           663,916           716,555
                                                                                  ------------      ------------      ------------
               Total average common and common equivalent shares
                outstanding.................................................         5,850,233         7,181,416         8,508,061
                                                                                  ============      ============      ============

     Net income............................................................       $  3,256,520      $  3,865,998      $  6,307,734
                                                                                  ============      ============      ============

     Earnings per common and dilutive common equivalent share..............       $       0.56      $       0.54      $       0.74
                                                                                  ============      ============      ============


INDEPENDENT AUDITORS' CONSENT                                         EXHIBIT 23



     We consent to the incorporation by reference in Registration Statements No. 33-55592, No. 33-73578 and No. 333-10547 of ATC Group Services Inc. on Form S-8 of our report dated May 22, 1997, (May 29, 1997 as to Notes B and D) appearing in this Annual Report on Form 10-K of ATC Group Services Inc. for the year ended February 28, 1997.




DELOITTE & TOUCHE  LLP

Omaha, Nebraska
May 29, 1997

ATC GROUP SERVICES INC. AND SUBSIDIARIES                              EXHIBIT 27

FINANCIAL DATA SCHEDULE
FEBRUARY 28, 1997 (Unaudited)

                                                                                                                   As of
 Item Number                    Item Description                                                             February 28, 1997
     5-02(1)                    Cash and cash items                                                            $     2,003,890
     5-02(2)                    Marketable securities and short-term investments                                             -
     5-02(3)(a)(1)              Notes and accounts receivable - trade                                               35,861,742
     5-02(4)                    Allowances for doubtful accounts                                                     1,455,716
     5-02(6)                    Inventory                                                                                    -
     5-02(9)                    Total current assets                                                                45,444,418
     5-02(13)                   Property, plant and equipment                                                        7,732,327
     5-02(14)                   Accumulated depreciation                                                             3,947,694
     5-02(18)                   Total assets                                                                        86,293,657
     5-02(21)                   Total current liabilities                                                           17,742,724
     5-02(22)                   Bonds, mortgages and similar debt                                                   24,410,074
     5-02(28)                   Preferred stock - mandatory redemption                                                       -
     5-02(29)                   Preferred stock - no mandatory redemption                                                    -
     5-02(30)                   Common stock                                                                            78,002
     5-02(31)                   Other stockholders' equity                                                          45,361,301
     5-02(32)                   Total liabilities and stockholders' equity                                          86,293,657


                                                                                                          Year ended February
                                                                                                                28, 1997

     5-03(b)1(a)                Net sales of tangible products                                                  $
     5-03(b)1                   Total revenues                                                                     113,855,364
     5-03(b)2(a)                Costs of tangible goods sold                                                                 -
     5-03(b)2                   Total costs and expenses applicable to sales and revenues                           71,704,602
     5-03(b)3                   Other costs and expenses                                                            29,162,354
     5-03(b)5                   Provision for doubtful accounts and notes                                            1,021,631
     5-03(b)(8)                 Interest and amortization of debt discount                                           1,569,043
     5-03(b)(10)                Income before taxes and other items                                                 10,397,734
     5-03(b)(11)                Income tax expense                                                                   4,090,000
     5-03(b)(14)                Income (loss) continuing operations                                                  6,307,734
     5-03(b)(15)                Discontinued operations                                                                      -
     5-03(b)(17)                Extraordinary items                                                                          -
     5-03(b)(18)                Cumulative effect - changes in accounting principles                                         -
     5-03(b)(19)                Net income (loss)                                                                    6,307,734
     5-03(b)(20)                Earnings per share - primary                                                               .74
     5-03(b)(20)                Earnings per share - fully diluted                                                         .74

AMENDMENT TO 1993 STOCK OPTION PLAN

     Section 3 of the 1993 Incentive and Non-Statutory Stock Option Plan is amended to read as follows:

        3.      Stock Subject to Plan.
                ---------------------

     Subject to the provisions of paragraph 12 hereof, there shall be reserved for issuance or transfer upon the exercise of Options to be granted from time to time Under the Plan an aggregate of 1,000,000 shares of Common Stock, which shares may be in whole or in part, as the Board of Directors of the Company shall from time to time determine, authorized and unissued shares of Common Stock or issued shares of Stock which shall have been reacquired by the Company. If any Option granted under the Plan shall expire or terminate for any reason without having been exercised in full, the unpurchased shares subject thereto shall again be available for the purposes of the Plan.