Form 10-K/A
period 1997-02-28
ATC ENVIRONMENTAL INC
filed 1997-06-27
CIK 828828

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

                         Commission File Number: 1-10583

                             ATC GROUP SERVICES INC.
             (Exact name of Registrant as specified in its charter)


          Delaware                                         46-0399408
  -------------------------------              ---------------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      Identification No.)

  104 East 25th Street, 10th Floor
         New York, New York                                    10010
  --------------------------------              --------------------------------
  (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (212) 353-8280

                 Securities registered pursuant to Section 12(b)
                                  of the Act:
                                      None

                 Securities registered pursuant to Section 12(g)
                                  of the Act:

                          Common Stock, $.01 Par Value
                 -----------------------------------------------
                                (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405
of Regulation S-K (        229.405 of this chapter) is not contained herein, and
will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 28, 1997, was approximately $54,890,000 representing 5,047,362 shares of Common Stock at $10.875 per share, the last reported sales price for the Registrant's Common Stock on such date.

The number of shares outstanding of the Registrant's Common Stock as of May 28, 1997 was 7,802,987.

Item 11.   Executive Compensation.

         Summary Compensation Table - The following table provides information with respect to the compensation of ATC's Chief Executive Officer (CEO) and its executive officers, other than the CEO, who where serving as executive officers at the end of fiscal 1997 whose total annual salary and bonus, if any, exceeded $100,000.

                           SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------- ----------------------------------- ---------
                                                                                          Long Term Compensation
                               Annual Compensation                                           Awards           Payouts
----------------------------------------------------------------------------------- ------------------------- --------- ---------
             (a)                   (b)            (c)            (d)        (e)         (f)          (g)        (h)       (i)
                                                                                                    Secur-                All
                                                                           Other                    ities                Other
                                  Year                                    Annual     Restricted     Under-                Com-
          Name and                Ended                                   Compen       Stock        lying       LTIP      pen-
          Principal             February         Salary         Bonus     sation      Award(s)     Options    Payouts    sation
          Position               28 (29)          ($)            ($)        ($)         ($)          (#)        ($)       ($)
------------------------------ ------------ ----------------- ---------- ---------- ------------- ----------- --------- ---------

Morry F. Rubin,                   1997          268,750        259,943      -0-         -0-          -0-        -0-       -0-
President and                     1996          225,000        141,774      -0-         -0-          -0-        -0-       -0-
                                                                                                     (2)
Chief Executive Officer           1995          225,000        132,500      -0-         -0-          -0-        -0-       -0-
------------------------------ ------------ ----------------- ---------- ---------- ------------- ----------- --------- ---------

George Rubin,                     1997          268,750        259,943      -0-         -0-          -0-        -0-       -0-
Chairman of the Board             1996          225,000        141,774      -0-         -0-          -0-        -0-       -0-
                                                                                                     (3)
and Secretary                     1995          225,000        132,500      -0-         -0-          -0-        -0-       -0-
------------------------------ ------------ ----------------- ---------- ---------- ------------- ----------- --------- ---------

Christopher P. Vincze,            1997          170,000        100,000   6,000 (1)      -0-         37,500      -0-       -0-
Senior                            1996          142,308          -0-     6,000 (1)      -0-         30,000      -0-       -0-
Vice President                    1995          105,385        86,500    5,550 (1)      -0-         17,500      -0-       -0-
------------------------------ ------------ ----------------- ---------- ---------- ------------- ----------- --------- ---------

Nicholas J. Malino,               1997          170,000        100,000      -0-         -0-         57,500      -0-       -0-
Senior                            1996          142,308          -0-        -0-         -0-         30,000      -0-       -0-
Vice President                    1995          105,385        86,500       -0-         -0-         37,500      -0-       -0-
------------------------------ ------------ ----------------- ---------- ---------- ------------- ----------- --------- ---------
------------------------------ ------------ ----------------- ---------- ---------- ------------- ----------- --------- ---------

John J. Goodwin                   1997          140,000        51,335       -0-         -0-          -0-        -0-       -0-
President and Director            1996          140,000          -0-        -0-         -0-          -0-        -0-       -0-
ATC InSys Technology Inc.         1995           70,000          N/A        -0-         -0-          -0-        -0-       -0-
                                                  (4)
------------------------------ ------------ ----------------- ---------- ---------- ------------- ----------- --------- ---------
------------


 (1)     Represents compensation relating to a car allowance.

 (2) Does not include options to purchase 81,750 shares of ATC Common Stock issued in replacement of previously held options of Aurora Environmental Inc. ("Aurora"), ATC's former parent company which was merged into ATC in June, 1995, with ATC the surviving corporation.

 (3) Does not include 490,500 warrants to purchase ATC Common Stock issued in replacement of previously held warrants of Aurora Environmental Inc. ("Aurora").

 (4)     John J. Goodwin commenced employment September 1, 1994.

         Options Grants Table - The following table provides information with respect to individual grants of stock options by ATC during fiscal 1997 to each of the executive officers named in the preceding summary compensation table.

                        OPTION GRANTS IN LAST FISCAL YEAR

----------------------------------------------------------------------------------------------- ---------------------------------
                                                                                                           Potential
                                                                                                       Realized Value at
                                                                                                         Assumed Annual
                                                                                                      Rates of Stock Price
                                                                                                          Appreciation
                                                                                                        for Option Term
                                      Individual Grants                                                       (2)
----------------------------------------------------------------------------------------------- ---------------------------------
--------------------------- --------------- ----------------- -------------- ------------------ ----------------- ---------------
           (a)                   (b)              (c)              (d)              (e)               (f)              (g)

                                                  % of
                              Number of          Total
                              Securities        Options
                              Underlying       Granted to
                               Options         Employees        Exercise
                               Granted         in Fiscal          Price         Expiration
           Name                  (#)            Year (1)         ($/Sh)            Date              5% ($)          10% ($)
--------------------------- --------------- ----------------- -------------- ------------------ ----------------- ---------------

Morry  F. Rubin                  -0-              -0-              N/A              N/A               -0-              -0-
--------------------------- --------------- ----------------- -------------- ------------------ ----------------- ---------------

George Rubin                     -0-              -0-              N/A              N/A               -0-              -0-
--------------------------- --------------- ----------------- -------------- ------------------ ----------------- ---------------
                               7,500 (3)          2.1%            7.50        02-06-2007 (4)          35,375          89,648
                              20,000 (3)          5.7%            7.50        02-06-2007 (4)          94,334         239,061
Christopher P. Vincze         10,000 (3)          2.8%            7.50        02-06-2007 (4)          47,167         119,531
--------------------------- --------------- ----------------- -------------- ------------------ ----------------- ---------------

                              27,500 (3)          7.8%            7.50        02-06-2007 (4)        129,710          328,709
                              20,000 (3)          5.7%            7.50        02-06-2007 (4)          94,334         239,061
Nicholas  J. Malino           10,000 (3)          2.8%            7.50        02-06-2007 (4)          47,167         119,531
--------------------------- --------------- ----------------- -------------- ------------------ ----------------- ---------------


John J. Goodwin                  -0-              -0-              N/A              N/A               -0-              -0-
--------------------------- --------------- ----------------- -------------- ------------------ ----------------- ---------------

         N/A - not applicable
------------


(1)      The "% of Total  Options  Granted to Employees in Fiscal Year"  (Column
         (c)) is based upon options granted to ATC employees only and excludes options granted to non-employees.

(2) The potential realizable value of each grant of options assumes that the market price of ATC's Common Stock appreciates in value from the date of grant to the end of the option term at annualized rates of 5% and 10%, respectively, after subtracting out the applicable exercise price.

(3) The options granted in fiscal 1997 represent replacement options of previous grants.

(4) The options granted to Messrs. Vincze and Malino are in replacement of prior grants which terminated. At the date of grant, the number of options which were exercisable under the original grant became exercisable under the replacement grant with the remaining options vesting at varying dates over two to three years and expire within ten years.

         Aggregated Option Exercises and Fiscal Year-End Option Table - The following table provides information with respect to each exercise of stock options during fiscal 1997 by each of the executive officers named in the preceding summary compensation table and the fiscal year-end value of unexercised options.

                        AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR - END OPTION VALUES

--------------------------- ------------------------- ------------------------ ------------------------- -------------------------
           (a)                        (b)                       (c)                      (d)                       (e)
                                                                                      Number of
                                                                                      Securities                 Value of
                                                                                      Underlying               Unexercised
                                                                                     Unexercised               In-the-Money
                                                                                      Options at                 Options
                                     Shares                                           FY-End (#)              at FY-End ($)
                                  Acquired on                  Value
                                    Exercise               Realized (1)              Exercisable/              Exercisable/
           Name                       (#)                       ($)               Unexercisable (1)         Unexercisable (1)
--------------------------- ------------------------- ------------------------ ------------------------- -------------------------

Morry F. Rubin                        -0-                       -0-                   161,750                    701,128
                                                                               /         -0-             /         -0-
--------------------------- ------------------------- ------------------------ ------------------------- -------------------------


George Rubin                          -0-                       -0-                   490,500                 3,184,625
                                                                               /         -0-             /         -0-
--------------------------- ------------------------- ------------------------ ------------------------- -------------------------


Christopher P. Vincze                 -0-                     $28,750                   40,000  /                123,563 /
                                                                                        25,000                    21,750
--------------------------- ------------------------- ------------------------ ------------------------- -------------------------


Nicholas J. Malino                    -0-                       -0-                     36,100  /                  32,775 /
                                                                                        33,400                     28,350
--------------------------- ------------------------- ------------------------ ------------------------- -------------------------


John J. Goodwin                       -0-                       -0-                       -0-                       -0-
                                                                               /          -0-            /          -0-
--------------------------- ------------------------- ------------------------ ------------------------- -------------------------

------------

(1) The aggregate dollar values in column (c) and (e) are calculated by determining the difference between the fair market value of the Common Stock underlying the options and the exercise price of the options at exercise or fiscal year end, respectively. ATC's last sale price at the close of business on February 28, 1997 was $8.25. Stock options and warrants of Aurora converted into ATC options and warrants pursuant to the terms of the Merger Agreement are included above.

         Ten-Year Option Repricing - The following table provides information with respect to adjustments or amendments to previously awarded stock options to the executive officers named in the preceding summary compensation table.

                           TEN-YEAR OPTION REPRICINGS

--------------------------------- ----------- ---------------- ---------------- ---------------- --------------- ----------------
              (a)                    (b)            (c)              (d)              (e)             (f)              (g)
                                                  Number           Market          Exercise                         Length of
                                                    of            Price of           Price                          Original
                                                Securities        Stock at            at                           Option Term
                                                Underlying          Time              time                          Remaining
                                                  Options            of               of                           at Date of
                                                 Repriced         Repricing        Repricing          New           Repricing
                                                    or          or Amendment          or            Exercise      or Amendment
                                                  Amended            ($)         Amendment ($)       Price             (1)
              Name                   Date           (#)                                                ($)
--------------------------------- ----------- ---------------- ---------------- ---------------- --------------- ----------------
--------------------------------- ----------- ---------------- ---------------- ---------------- --------------- ----------------
Morry F. Rubin
President and
Chief Executive Officer              N/A            N/A              N/A              N/A             N/A              N/A
--------------------------------- ----------- ---------------- ---------------- ---------------- --------------- ----------------

George Rubin,
Chairman   of  the   Board   and
Secretary                            N/A            N/A              N/A              N/A             N/A              N/A
--------------------------------- ----------- ---------------- ---------------- ---------------- --------------- ----------------

Christopher P. Vincze               2/7/97       7,500 (2)          7.50              9.50            7.50            30.7
Senior                              2/7/97      20,000 (2)          7.50             13.43            7.50            40.4
Vice President                      2/7/97      10,000 (2)          7.50             11.50            7.50            45.4
--------------------------------- ----------- ---------------- ---------------- ---------------- --------------- ----------------

Nicholas J. Malino,                 2/7/97      27,500 (2)          7.50              9.50            7.50            30.7
Senior                              2/7/97      20,000 (2)          7.50             13.43            7.50            40.4
Vice President                      2/7/97      10,000 (2)          7.50             11.50            7.50            45.4
--------------------------------- ----------- ---------------- ---------------- ---------------- --------------- ----------------

John J. Goodwin
President and Director
ATC InSys Technology Inc.            N/A            N/A              N/A              N/A             N/A              N/A
--------------------------------- ----------- ---------------- ---------------- ---------------- --------------- ----------------

------------

(1) The length of original option term remaining represents the number of months determined as of February 28, 1997.

(2) The Company's Board of Directors determined the replacement grants appropriate in order to compensate the individual for their performance, as more fully described in the Report on Executive Compensation which follows. The replacement option price represents the fair market price based on the average of the high and low sales prices on the date of the grant.

Compensation Committee Report on Executive Compensation

         The Compensation Committee of ATC is composed of three members, namely, Morry F. Rubin, Chief Executive Officer ("CEO"), and outside directors, Julia S. Heckman and Richard S. Greenberg. The Compensation Committee is responsible for reviewing and determining the annual salary, bonuses, stock option grants and other compensation of the executive officers of ATC.

         This report describes the policies and rationales of the Compensation Committee in establishing the principal components of executive compensation in fiscal 1997. The Compensation Committee's review and determination of executive compensation includes consideration of the following factors: (a) compensation surveys of similar size companies, (b) past and future performance contributions of each executive officer and (c) the performance of ATC, both separately and relative to similar size companies.

         Under the direction of the Compensation Committee, ATC has developed a compensation strategy designed to compensate its executives on a performance basis. The strategy is intended to (a) reward executives for long-term strategic management and the enhancement of Stockholder value, (b) facilitate ATC's short and long-term planning process and (c) attract and retain key executives critical to the long-term success of ATC.

         Compensation for the CEO and other Named Executives consists of a fixed base salary and variable components, including both short- and long-term incentive compensation in the form of bonuses and stock option grants. In evaluating the performance and setting the incentive compensation of executive management, the Compensation Committee considered the factors described above and that ATC completed various acquisitions and experienced growth in revenues and earnings during the past three fiscal years.

         Based on the foregoing, the Compensation Committee believes that ATC's executive management is dedicated to its corporate objectives of achieving significant improvements in long-term financial and operating performance. The executive compensation program outlined below is designed to implement this strategy by rewarding management for achieving these objectives.

         Base Salary. ATC's base salary is designed to recognize the sustained and cumulative effect on long-term results that its executives have demonstrated. The base salary is a remuneration for services provided and is generally fixed at levels which are competitive with amounts paid to executives at comparable companies.

         Short-Term Incentives. Short-term incentives in the form of bonuses are paid to each of the Executives named in the summary compensation table to recognize performance that is related to the achievement of key financial and operating objectives that have been established for a fiscal year. Since short-term incentives should generally reflect one year contributions, the size of the payments may vary considerably from year to year, depending on the performance of ATC, the executive, his individual activities and terms of any employment.

         Long-Term Incentives. The Compensation Committee recognizes that long-term incentive compensation is a substantial component of the total pay package linking executive pay and corporate performance, At ATC, long-term incentive compensation in the form of equity based compensation is intended to link the interests of its executives with the interests of ATC's Stockholders by rewarding executives with stock options for both past and anticipated achievements of the Executive.

         Chief Executive Officer's Fiscal 1997 Compensation. As more specifically set forth in the Summary Compensation Table, during fiscal 1997, Mr. Morry F. Rubin earned an annual salary of $268,750 and an annual bonus equal to 2-1/2 % of ATC's consolidated pre-tax profits. At June 1997, Mr. Rubin's salary is $300,000 per annum.

         In determining Mr. Rubin's 1997 compensation, the Compensation Committee considered the factors applied to the compensation of all executive officers as discussed above. The Compensation Committee decided that, based on these criteria, ATC's performance based on the creation of Stockholder value, cash flow, and net income and that his annual compensation is generally less than that paid to CEO's of similar companies.

         The  foregoing   report  has  been  approved  by  all  members  of  the
Compensation Committee.

                                    Morry F. Rubin
                                    Julia S. Heckman
                                    Richard S. Greenberg

Comparative Performance by ATC

         ATC is presenting a chart comparing the cumulative total stockholder return on its Common Stock with the cumulative Stockholder return of (1) a broad equity market index, and (2) a published industry index or peer group for the past five years. Such chart compares the performance of the ATC's Common Stock with (1) the NASDAQ Stock Market Index and (2) a group of public companies each of whom are listed in the peer group sanitary and other services and assumes an investment of $100 in ATC's Common Stock and on March 1, 1992 an investment of $100 in each of the stock comprising the NASDAQ Stock Market Index and the stocks of the peer group sanitary and other services.

        COMPARISON OF FIVE YEAR-CUMULATIVE TOTAL RETURNS
                     PERFORMANCE GRAPH FOR
                     ATC ENVIRONMENTAL INC.

Prepared by the Center for Research in Security Prices
Produced on 06/04/97 including data to 02/28/97

   Date      Company     Market    Market      Peer   Peer
             Index       Index     Count      Index   Count
 02/28/92,   100.000,   100.000,    3956,   100.000,     34
 03/31/92,    91.071,    95.280,    3968,    83.041,     36
 04/30/92,    80.357,    91.195,    3967,    72.965,     35
 05/29/92,    76.786,    92.379,    3955,    73.113,     35
 06/30/92,    71.429,    88.768,    3935,    68.455,     35
 07/31/92,    92.857,    91.912,    3899,    67.447,     34
 08/31/92,    75.000,    89.103,    3880,    63.925,     34
 09/30/92,    76.786,    92.415,    3878,    63.433,     34
 10/30/92,    64.286,    96.055,    3890,    61.283,     34
 11/30/92,   125.000,   103.699,    3906,    64.795,     34
 12/31/92,   132.143,   107.516,    3930,    62.644,     36
 01/29/93,   117.857,   110.577,    3918,    65.465,     35
 02/26/93,   114.286,   106.452,    3949,    64.355,     35
 03/31/93,   105.357,   109.532,    3973,    63.571,     35
 04/30/93,    87.500,   104.858,    4007,    58.415,     35
 05/28/93,   126.786,   111.122,    4035,    58.091,     34
 06/30/93,   162.500,   111.636,    4071,    55.098,     34
 07/30/93,   178.572,   111.767,    4103,    55.871,     32
 08/31/93,   145.536,   117.545,    4138,    53.027,     31
 09/30/93,   171.429,   121.045,    4173,    53.430,     31
 10/29/93,   192.857,   123.766,    4221,    53.579,     32
 11/30/93,   217.857,   120.075,    4304,    53.355,     32
 12/31/93,   203.572,   123.422,    4376,    52.352,     32
 01/31/94,   192.857,   127.168,    4400,    54.973,     33
 02/28/94,   196.429,   125.982,    4439,    53.893,     33
 03/31/94,   242.857,   118.234,    4491,    49.629,     33
 04/29/94,   285.714,   116.701,    4520,    46.261,     33
 05/31/94,   332.143,   116.985,    4562,    43.911,     33
 06/30/94,   303.572,   112.708,    4576,    42.199,     30
 07/29/94,   300.000,   115.019,    4594,    40.696,     30
 08/31/94,   271.429,   122.352,    4612,    41.005,     30
 09/30/94,   285.714,   122.039,    4615,    43.044,     31
 10/31/94,   389.286,   124.437,    4637,    44.147,     31
 11/30/94,   492.858,   120.310,    4653,    42.222,     32
 12/30/94,   464.286,   120.647,    4658,    43.038,     32
 01/31/95,   416.072,   121.323,    4648,    43.292,     32
 02/28/95,   378.572,   127.739,    4650,    42.526,     31
 03/31/95,   403.572,   131.525,    4644,    42.349,     32
 04/28/95,   496.429,   135.666,    4655,    43.838,     32
 05/31/95,   428.572,   139.164,    4654,    52.546,     32
 06/30/95,   428.572,   150.442,    4671,    55.994,     32
 07/31/95,   460.715,   161.500,    4690,    66.420,     32
 08/31/95,   428.572,   164.773,    4713,    66.467,     32
 09/29/95,   428.572,   168.562,    4709,    69.357,     33
 10/31/95,   392.857,   167.596,    4746,    66.808,     32
 11/30/95,   357.143,   171.531,    4778,    73.412,     33
 12/29/95,   335.715,   170.618,    4818,    82.598,     33
 01/31/96,   364.286,   171.452,    4808,    79.912,     33
 02/29/96,   350.000,   177.987,    4838,    78.788,     33
 03/29/96,   357.143,   178.578,    4877,    82.207,     34
 04/30/96,   360.715,   193.395,    4922,    86.209,     34
 05/31/96,   435.715,   202.277,    4980,   115.643,     32
 06/28/96,   375.000,   193.156,    5033,   125.759,     32
 07/31/96,   407.143,   175.952,    5065,   102.635,     32
 08/30/96,   367.857,   185.809,    5089,   112.108,     33
 09/30/96,   367.857,   200.021,    5095,   124.898,     33
 10/31/96,   310.715,   197.811,    5137,   129.359,     33
 11/29/96,   300.000,   210.044,    5177,   135.417,     31
 12/31/96,   264.286,   209.825,    5174,   130.770,     30
 01/31/97,   225.000,   224.697,    5159,   163.711,     29
 02/28/97,   235.714,   212.304,    5169,   144.099,     29

Compensation Committee Interlocks and Insider Participation

         The Board of Directors of ATC is composed of five members, namely, George Rubin, Chairman of the Board, Morry F. Rubin, ATC's Chief Executive Officer ("CEO"), Richard L. Pruitt, Vice President, Principal Accounting Officer, Julia S. Heckman, Managing Director with Rodman and Renshaw, Inc.'s. Investment Banking Group and Richard S. Greenberg Esq., a director of the Environmental Management Group at Coopers & Lybrand. The Board of Directors has an Audit Committee and a Compensation Committee consisting of three directors including Morry F. Rubin and outside directors Richard S. Greenberg and Julia S. Heckman. The Audit Committee is responsible, among other things, for approving any transactions between the Company and any of its directors, officers or affiliates. Since August 1995, the Compensation Committee is responsible for setting compensation of the executive officers of the Company and for granting any further options to purchase Common Stock. Prior to August 1995, the Board had sole responsibility for reviewing and determining the annual salary, bonuses, stock option grants and other compensation of the executive officers of ATC.

         George Rubin and Morry F. Rubin are officers and/or directors of certain ATC's subsidiaries. Morry F. Rubin and George Rubin each receive all of their respective cash compensation through ATC.

         George Rubin is one of two directors of National Diversified Services, Inc. ("National"). During National's fiscal year ended December 31, 1996, no cash compensation was paid to any officer of ATC. During the past fiscal year ATC and their subsidiaries had no business relationship with National.

Employment Contracts and other Compensating Arrangements

         As of June 1997, George Rubin, Morry Rubin, Nicholas Malino and Christopher P. Vincze receive annual salaries of approximately $300,000, $300,000, $170,000 and $170,000, respectively. Salaries of all executive officers of ATC (9 persons), currently aggregate approximately $1,404,500. ATC has no employment contracts with its executive officers. All salaries and bonuses are at the discretion of the Board of Directors, however, ATC pays annual bonuses of 2 1/2% of pretax profits to each of George Rubin and Morry F. Rubin based upon the prior years operating results and to Christopher Vincze and Nicholas Malino based upon operating income exclusive of ATC's subsidiary, ATC InSys Technology, Inc. ATC Group Services Inc. pays John J. Goodwin a bonus based upon a percentage of pretax operating profits of ATC InSys Technology, Inc. The bonuses to be paid to such officers are not pursuant to any written agreements.

         During fiscal 1990, ATC approved an employee savings plan which allows voluntary contributions by eligible employees into designated investment funds. ATC may, at the discretion of its Board of directors, make additional contributions on behalf of the Plan's participants. No contributions were made by the Company in fiscal years 1995, 1996, and 1997.

         ATC has no other annuity, pension or retirement benefits for its employees. ATC provides life, dental and health insurance, which is available to all full-time employees. ATC has not afforded any of its officers or directors any personal benefits, the value of which exceeds 10% of his salary, which are not directly related to job performance or provided generally to all salaried employees. During fiscal 1997, ATC granted replacement options to purchase 7,500 shares and additional options to purchase 7,500 shares to each of Julia S. Heckman and Richard S. Greenberg, Esq., ATC's two outside directors. No other compensation was paid to ATC's directors during fiscal 1997 for serving in the capacity of director and there are no current arrangements for future compensation of directors. Depending upon the number of meetings and the time required for ATC's operations, ATC may decide to compensate its directors in the future.

ATC Stock Option Plans

         On January 12, 1988, the board of directors of ATC adopted a Stock Option Plan (the "1988 Plan") which was ratified by Stockholders on January 12, 1988. The Plan covers 200,000 shares of Common Stock and was utilized to strengthen ATC's ability to attract and retain in its employ experienced persons and to attract other persons to become associated with, and/or to maintain their association with, ATC and its subsidiaries in various capacities (e.g. consultants, salespersons) other than that of an employee, by affording such employees and other persons an opportunity to hold a proprietary interest in ATC. The Plan authorizes the issuance of the options covered thereby as either "Incentive Stock Options" within the meaning of the Internal Revenue Code of 1986, as amended, or as "Non-Statutory Options". While any person is eligible to receive Non-Statutory options, only employees are eligible to receive an Incentive Option under the provisions of applicable law. The Plan also provided that no options may be granted after January 11, 1998.

         The Plan is administered by ATC's Board of Directors, which has the authority to determine the persons to whom options shall be an Incentive Option or a Non-Statutory Option, the number of shares to be covered by each option, the time or times at which options will be granted or may be exercised and the other terms and provisions of the options except that the Plan prohibits the exercise of an Incentive Stock Option unless the Optionee has been continuously employed by ATC from the date of grant to the date of exercise. Accordingly, Incentive Stock Options terminate upon termination of the Optionee's employment with ATC for any reason whatsoever. The Plan also provides that: (i) the exercise price of options granted thereunder shall not be less than 100% (or in the case of an Incentive Option, 110% if the optionee owns 10% or more of the outstanding voting securities of ATC) of the fair market value of such shares on the date of grant, as determined by the Board, and (ii) no option by its terms may be exercised more than ten years (five years in the case of an Incentive Option, where the optionee owns 10% or more of the outstanding voting securities of ATC) after the date of grant. Any options which are canceled or not exercised within the option period become available for future grants.

          On July 16, 1993, ATC adopted the 1993 Incentive and Non-Qualified Stock Option Plan covering 200,000 shares (the "1993 Plan"). In 1995 the 1993 Plan was amended to increase the number of shares covered to 500,000 shares. In 1996 the 1993 Plan was amended to increase the number of shares covered to 1,000,000 shares. The 1993 Plan provides no options may be granted after July 15, 2003. The 1993 Plan is similar in all respects to the 1988 Stock Option Plan described above.

         On June 29, 1995 ATC adopted a new stock option plan (the "1995 Plan") to replace Aurora's 1987 Stock Option Plan, except that the shares covered by the new plan are limited to 81,750. These options were granted to Morry Rubin, in replacement of Aurora's options previously held, at an exercise price of $5.32 per share and expire January 2004.

         As of February 28, 1997, ATC has options outstanding to purchase 720,340 shares (under the 1988, 1993 and 1995 Plans and for grants outside of the Plans) at exercise prices ranging from $1.88 per share to $17.00 per share. As of February 28, 1997, options to purchase 457,550 shares of ATC's Common Stock are currently exercisable.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) (3)  Exhibits

         A list of exhibits required by Item 601 of Regulation S-K is as follows:

EXHIBIT INDEX
-------------------------------------------------------------------------------

Exhibit        Description
----------     ----------------------------------------------------------------

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





EXHIBIT INDEX (continued)
-------------------------------------------------------------------------------

Exhibit        Description
----------     ----------------------------------------------------------------

10(m)          Non-Competition   Agreement   on  May  24,   1996,   between  ATC
               Environmental   Inc.   and  American   Testing  and   Engineering
               Corporation. (10)

10(n) Mann Non-Competition Agreement on May 24, 1996, between ATC Environmental Inc. and Gerald D. Mann. (10)

10(p) Security Agreement on May 24, 1996, among ATC Environmental Inc., American Testing and Engineering Corporation and Gerald D. Mann. (10)

10(q) $500,000 Letter of Credit on May 24, 1996, from Chemical Bank, N.A. against the account of ATC Environmental Inc. in favor of American Testing and Engineering Corporation. (10)

10(r) Agreement for Sale and Purchase of Business Assets on May 28, 1996, among ATC InSys Technology Inc., 3D Information Services Inc. and Ciro De Saro. (10)

10(s) Assumption of Liabilities Agreements on May 28, 1996, between ATC InSys Technology Inc., 3D Information Services Inc. and Ciro De Saro. (10)

10(t) Stockholders Non-Competition Agreement on May 28, 1996, between ATC InSys Technology Inc. and the stockholders of 3D Information Services Inc. (10)

10(u) Three-year, $2,500,000 Promissory Note on May 29, 1996, from ATC Environmental Inc. to 3D Information Services Inc. (10)

10(v) Employment Agreement on May 29, 1996, between ATC Environmental Inc. and Ciro De Saro. (10)

11             Statements re:  Computation of per share earnings (**)

21             Subsidiaries of Registrant (**)

23             Independent Auditors' Consent-Deloitte & Touche LLP (**)

27             Financial Data Schedule (**)

99             1988 Stock Option Plan (6)

99(a)          1993 Stock Option Plan (7)

99(b)          Amendment to 1993 Stock Option Plan (**)

99(c)          1995 Stock Option Plan (*)

99(d) Note Agreement, ATC Group Services Inc. $32,500,000 8.18% Senior Secured Notes due May 31, 2004 dated May 29, 1997 (*)

99(e) Credit Agreement dated as of May 29, 1997 among ATC Group Services Inc., Borrower, the Lenders Party Hereto and The Chase Manhattan Bank (*) ---------------------------

*    Filed herewith.

** Included with the Company's initial Form 10-K report filed with the Commission on May 29, 1997.

-------------------------------------------------------------------------------

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

ATC GROUP SERVICES INC.
           (Registrant)

/s/ RICHARD L. PRUITT                                              June 26, 1997
----------------------------------------------------------         -------------
                                                                        (Dated)
Richard L. Pruitt,
  Vice President and Principal Accounting Officer; Director

                      1995 NON-QUALIFIED STOCK OPTION PLAN

                                       OF
                             ATC ENVIRONMENTAL INC.
                              In Replacement of the
                      1987 Non-Qualified Stock Option Plan
                          of Aurora Environmental Inc.
                          Pursuant to Merger Agreement


1.       Purpose

         The purpose of this Non-Qualified Stock Option Plan (the "Plan") is to provide an incentive for officers, directors, and employees to render services and make contributions to ATC Environmental Inc. and each of its subsidiaries (the "Company"), and to give them an increased interest in the Company's welfare and progress by affording them an opportunity to acquire ownership of its stock.

2.       Stock Subject to the Plan

         The stock to be issued upon exercise of options granted under the Plan shall consist of authorized but unissued shares (or of reacquired shares) of the Common Stock, par value $.01 per share, of the Company, as determined by the Board of Directors. The aggregate number of shares which may be issued under options is 81,750 subject to adjustment as provided in Section 8.

         If any options granted under the Plan expire or terminate for any reason without having been exercised in full, the unpurchased shares shall become available for further options pursuant to the Plan.

3.       Eligibility of Optionees

         Options may be granted at the discretion of the Board of Directors only to officers, directors, and employees of the Company and any of its subsidiaries. More than one option may be granted to any optionee. Subject to the foregoing, no further restrictions are placed on the Board of Directors in determining eligibility or participation for granting Options.

4.       Administration

         The Plan shall be administered by the Board of Directors or, in the discretion of the Board, by a Committee (the "Committee"); hereinafter, which if appointed by the Board of Directors, shall consist of not less than three directors. The Board of Directors shall fill all vacancies in the Committee and may remove any member of the Committee at any time, with or without cause. The Committee shall select its own Chairman and shall hold its meetings at such times and places as it may determine. The acts of a majority of the Committee at any meeting, or acts approved in writing by all members of the Committee, shall be the acts of the Committee.

         Subject to the express provisions of the Plan, the Board of Directors or the Committee shall have full authority (a) to determine, in its discretion, the individuals (including members of the Board of Directors or the Committee) to whom, and the times at which, options shall be granted, the number of shares subject to each option, and the provisions of the respective option agreements (which need not be identical), including but not limited to provisions concerning the time or times when, and the extent to which, the options may be exercised, the transferability of each option, the conditions of exercise (including non-competition with the Company after termination of service) and the effect of approved leaves of absence on continuity of service; and the terms and conditions of payment for shares in full or in installments, the issue of certificates for shares to be paid for in installments, any limitations upon transferability of such shares and the voting and dividend rights to which the holders of such shares may be entitled, though the full amount of the consideration therefor has not been paid; (b) to prescribe, amend and rescind rules and regulations relating to the Plan; (c) to interpret the Plan and determinations necessary or advisable for administering the Plan. All determinations and interpretations by the Board of Directors or the Committee shall be binding and conclusive upon all parties.

         Notwithstanding the powers vested in the Committee, if such Committee be appointed, the Board of Directors may also grant options hereunder by the vote of a majority of the directors.

5.       Option Price

         The purchase price per share under each option shall be determined by the Board of Directors or the Committee.

6.       Exercise of Options

         (a) Each option granted under the Plan shall become exercisable at such time, or in installments at such times, as may be provided therein. To the extent that any installment of an option has become exercisable, it may be exercised thereafter, until termination, in whole at any time or from time to time in part.

         (b) Each option granted under the Plan shall terminate no later than ten years after the date on which it was granted, but the Board of Directors or the Committee in its discretion may prescribe a shorter period for any individual option or options.

         (c) An option shall be exercised by written notice of such exercise, in the form prescribed by the Board of Directors or the Committee, to the Secretary or Treasurer of the Company, at its principal office. The notice shall specify the address to which the certificates are to be mailed, the optionees' social security number and the number of shares for which the option is being exercised (which number, if less than all of the shares then subject to exercise, shall be 50 or a multiple thereof) and shall be accompanied by payment in full of the purchase price of such shares. Any required Federal income tax or other withholding amount shall also be paid (in full) by the optionee at the time of such exercise. No shares shall be delivered upon exercise of any option until all laws, rules and regulations which the Board of Directors or the Committee may deem applicable have been complied with. If a registration statement under the Securities Act of 1933 is not then in effect with respect to the shares issuable upon such exercise, it shall be a condition precedent that the person exercising the option give to the Company a written representation and undertaking, satisfactory in form and substance to the Board of Directors of the Committee, that he is acquiring the shares for his own account for investment and not with a view to the distribution thereof.

         (d) The person exercising an option shall not be considered a record holder of the stock so purchased for any purpose until the date on which he is actually recorded as the holder of such stock upon the stock records of the Company.

         (e) The Company shall pay all original issue and transfer taxes (other than required withholding taxes) with respect to the issuance and transfer of shares of Common Stock of the Company pursuant hereto and all other fees and expenses necessarily incurred by the Company in connection therewith.

7.       Other Option Conditions

         (a) Nothing in the Plan or in any option granted pursuant thereto shall confer on any individual any right to continue in the employ of the Company or interfere in any way with the right of the Company to terminate his employment at any time.

         (b) Each option granted pursuant to the Plan shall be evidenced by a written option agreement duly executed by the Company and the optionee.

         (c) No holder of any option under the Plan shall, by virtue of hold such option, be entitled to any rights of a stockholder in the Company.

8.       Adjustments Upon Changes in Capitalization

         The option agreements shall contain such provisions as the Board of Directors or the Committee shall determine to be appropriate for the adjustment of the kind and number of shares subject to each outstanding option, or the option prices, or both, in the event of any changes in the outstanding Common Stock, recapitalizations, reorganizations, mergers, consolidations, sales or exchanges of assets, combinations or exchange of shares, offering of subscription rights or any other type of change. In the event of any such change in the outstanding Common Stock, the kind and aggregate number of shares available under the Plan shall be appropriately adjusted by the Board of Directors or the Committee, whose determination shall be conclusive.

9.       Term of Plan

         The Board of Directors may terminate this Plan at any time. Termination of the Plan will not affect rights and obligations theretofore granted and then in effect. No options may be granted later than November 10, 1997.

10.      Transferability

         No options granted under this Plan shall be transferable by the optionee except as permitted by the Board of Directors.

11.      Amendment and Revocation

         The Board of Directors alone shall have the right to alter, amend, extend or revoke the Plan or any part thereof at any time and from time to time, provided, however, that without the consent of the optionees, no change may be made in any option theretofore granted which will impair the rights of existing optionees.

                                                            CONFORMED COPY

















                             ATC GROUP SERVICES INC.





             $32,500,000 8.18% Senior Secured Notes due May 31, 2004






                                 --------------

                                 NOTE AGREEMENT
                                 --------------










                                  May 29, 1997

                                      (ii)

                                TABLE OF CONTENTS

                                                                            Page

1.       Authorization of Notes; Security......................................1

2.       Sale and Purchase of Notes............................................2

3.       Closing...............................................................3

4.       Conditions to Closing.................................................3
         4.1.     Representations and Warranties Correct.......................3
         4.2.     Performance; No Default; No Material Adverse Change..........3
         4.3.     Contemporaneous Transactions.................................4
         4.4.     Compliance Certificate.......................................4
         4.5.     Security Documents; Collateral...............................4
         4.6.     Opinion of Counsel for the Company...........................5
         4.7.     Opinion of Your Special Counsel..............................5
         4.8.     Certain  Additional Documents to be Delivered at or Prior to
                  the Closing..................................................5
         4.9.     Sale of Notes to Other Purchasers............................6
         4.10.    Legal Investment; Certificate................................6
         4.11.    Sale and Purchase Not Forbidden by Law.......................6
         4.12.    Payment of Transaction Costs.................................6
         4.13.    Proceedings and Documents....................................6

5.       Representations and Warranties........................................6
         5.1.     Organization, Standing, etc. of the Company..................6
         5.2.     Subsidiaries.................................................7
         5.3.     Qualification................................................7
         5.4.     Business, etc................................................7
         5.5.     Capital Stock................................................7
         5.6.     Financial Statements.........................................8
         5.7.     Changes; Solvency, etc.......................................9
         5.8.     Tax Returns and Payments.....................................9
         5.9.     Funded Debt, Current Debt, Liens, Investments, Transactions
                  with Affiliates and Leases...................................9
         5.10.    Title to Properties; Liens; Leases..........................10
         5.11.    Litigation, etc.............................................10
         5.12.    Valid and Binding Obligations; Compliance with Other
                  Instruments, Borrowing Restrictions, etc....................11
         5.13.    ERISA.......................................................12
         5.14.    Consents, etc...............................................13
         5.15.    Proprietary Rights; Licenses................................14
         5.16.    Offer of Notes..............................................14
         5.17.    Government Regulation.......................................14
         5.18.    Regulation G, etc...........................................14
         5.19.    Investment Bankers, etc.....................................15
         5.20.    Disclosure..................................................15
         5.21.    Labor Relations; Suppliers and Customers and Clients........15

6.       Use of Proceeds......................................................16

7.       Financial Statements and Information.................................16

8.       Inspection; Confidentiality..........................................20

9.       Prepayment of Notes..................................................21
         9.1.     Required Annual Prepayment Without Premium of Notes.........21
         9.2.     Optional Prepayment With Premium of Notes...................21
         9.3.     Prepayment of Senior Debt at the Option of each Holder with
                  Available Net Proceeds and Available Unused Proceeds........22
         9.4.     Prepayment Without Premium of the Notes at the Option of
                  Holders of the Notes upon a Change of Control...............24
         9.5      Notice of Optional Repayments of Notes......................25
         9.6.     Maturity; Accrued Interest..................................26
         9.7.     Purchase of Notes...........................................26
         9.8.     Payment on Non-Business Days................................26

10.      Purchase for Investment..............................................26

11.      Certain Regulatory Matters...........................................28

12.      Method of Payment of Notes...........................................28

13.      Liabilities to Other Holders.........................................28

14.      Covenants of the Company.............................................28
         14.1.    Books of Record and Account; Reserves.......................28
         14.2. Payment of Taxes; Existence; Maintenance of Properties; Compliance with Laws; Lines of Business; Proprietary
                  Right and Licenses..........................................29
         14.3.    Insurance...................................................30
         14.4.    Discount or Sale of Receivables.............................30
         14.5.    Funded Debt, Current Debt and Preferred Shares..............30
         14.6.    Limitation on Restricted Investments and Restricted
                  Payments....................................................32
         14.7.    Certain Financial Covenants.................................34
         14.8.    Liens.......................................................34
         14.9.    Transactions with Affiliates................................36
         14.10.   Limitation on Issuance of Shares of Subsidiaries and
                  Disposition of Shares.......................................36
         14.11.   Limitation on Consolidation or Merger, etc..................37
         14.12    Limitations on Leasebacks...................................38
         14.13.   Limitation on Dispositions of Property .....................38
         14.14.   Modification of Certain Documents, Agreements and
                  Instruments; Renewal of Bank Credit Documents; Replacement
                  Collateral Agency and Intercreditor Agreement...............39
         14.15.   Limitation on Tax Consolidation.............................40
         14.16.   Revolving Credit Facility...................................40
         14.17    Accounts....................................................40
         14.18    Further Assurances..........................................40

15.      Definitions..........................................................40
         15.1.    Definitions of Capitalized Terms............................40
         15.2.    Other Definitions...........................................55
         15.3.    Accounting Terms and Principles; Laws.......................55

16.      Remedies.............................................................55
         16.1.    Events of Default Defined; Acceleration of Maturity.........55
         16.2.    Suits for Enforcement, etc..................................60
         16.3.    Remedies Cumulative.........................................60
         16.4.    Remedies Not Waived.........................................60
         16.5.    Application of Payments.....................................61

17.      Registration, Transfer and Exchange of Notes.........................61

18.      Replacement of Notes.................................................62

19.      Amendment and Waiver.................................................62

20.      Expenses; Indemnity..................................................63

21.      Communications.......................................................63

22.      Survival of Agreements, Representations and Warranties, etc..........64

23.      Successors and Assigns; Rights of Other Holders......................65

24.      Governing Law; Jurisdiction; Waiver of Jury Trial....................65

25.      Miscellaneous........................................................65

Schedule I              Schedule of Information for Payment and Notices

Exhibit 1(a)            Form of Note
Exhibit 1(b)            Form of Note Guarantee
Exhibit 1(c)(i)         Form of Security Agreement
Exhibit 1(c)(ii)        Form of Collateral Agency and Intercreditor Agreement
Exhibit 3               Wire Instructions
Exhibit 4.3(d)          ATEC Subordination Agreement
Exhibit 4.6             Opinion of Kaufmann, Feiner, Yamin, Gildin & Robbins, LLP
Exhibit 4.7             Opinion of Choate, Hall & Stewart
Exhibit 4.8             Additional Documents to be Delivered at or Prior to the Closing
Exhibit 5.2             Subsidiaries
Exhibit 5.5(a)          Shares; Stockholders
Exhibit 5.5(b)          Other Securities; Commitments; Preemptive and Registration Rights
Exhibit 5.6(a)          Financial Statements
Exhibit 5.6(b)          Projections
Exhibit 5.6(c)          Pro Forma Unaudited Balance Sheet
Exhibit 5.7             Restricted Payments and Restricted Investments
Exhibit 5.8             Taxes
Exhibit 5.9             Funded Debt, Current Debt, Liens, Investments, Affiliates,
                        Transactions with Affiliates and Leases
Exhibit 5.12(a)         Filings and Recordings
Exhibit 5.14            Consents
Exhibit 5.21            Labor Relations
Exhibit 6               Use of Proceeds
Exhibit 7(c)(iv)        Information as to New Subsidiaries

                             ATC GROUP SERVICES INC.
                              104 East 25th Street
                               New York, NY 10010


                                                                    May 29, 1997

JOHN HANCOCK MUTUAL LIFE
  INSURANCE COMPANY
John Hancock Place
200 Clarendon Street
Boston, MA 02117


Ladies and Gentlemen:

         ATC GROUP SERVICES INC., a Delaware corporation (the "Company"), agrees with you as follows:

Authorization of Notes; Security.Security

                  (a) The Company has authorized the issue and sale of its 8.18% Senior Secured Notes due May 31, 2004 (herein, together with any notes issued in exchange therefor or replacement thereof, called the "Notes") in the aggregate principal amount of $32,500,000. The Notes are to be substantially in the form of Exhibit 1(a) attached hereto. Payments of interest on the Notes shall be due and payable semi-annually on the last day of each May and November, commencing November 30, 1997, and at maturity, all as further provided herein and in the Notes. In no event shall the amount paid or agreed to be paid by the Company as interest and premium on any Note exceed the highest lawful rate permissible under any law applicable thereto.

                  (b) The Notes are to be guaranteed by each of ATC New England Corp., a Delaware corporation, ATC Blattert Inc., a South Dakota corporation, Hygeia Laboratories, Inc., a Delaware corporation, ATC Management, Inc., a South Dakota corporation, ATC Insys Technology Inc., a Delaware corporation, and ATC Environmental Inc., a Delaware corporation, each a Wholly-Owned Subsidiary of the Company, and by each Person which hereafter becomes a Subsidiary of the Company, pursuant to separate guarantees, each substantially in the form of Exhibit 1(b) attached hereto (as amended, modified and supplemented from time to time, each, a "Note Guarantee"; collectively, the "Note Guarantees").

                             ATC GROUP SERVICES INC.
                              104 East 25th Street
                               New York, NY 10010


                                                                    May 29, 1997

JOHN HANCOCK VARIABLE LIFE
  INSURANCE COMPANY
John Hancock Place
200 Clarendon Street
Boston, MA 02117


Ladies and Gentlemen:

         ATC GROUP SERVICES INC., a Delaware corporation (the "Company"), agrees with you as follows:

Authorization of Notes; Security.Security

                  (a) The Company has authorized the issue and sale of its 8.18% Senior Secured Notes due May 31, 2004 (herein, together with any notes issued in exchange therefor or replacement thereof, called the "Notes") in the aggregate principal amount of $32,500,000. The Notes are to be substantially in the form of Exhibit 1(a) attached hereto. Payments of interest on the Notes shall be due and payable semi-annually on the last day of each May and November, commencing November 30, 1997, and at maturity, all as further provided herein and in the Notes. In no event shall the amount paid or agreed to be paid by the Company as interest and premium on any Note exceed the highest lawful rate permissible under any law applicable thereto.

                  (b) The Notes are to be guaranteed by each of ATC New England Corp., a Delaware corporation, ATC Blattert Inc., a South Dakota corporation, Hygeia Laboratories, Inc., a Delaware corporation, ATC Management, Inc., a South Dakota corporation, ATC Insys Technology Inc., a Delaware corporation, and ATC Environmental Inc., a Delaware corporation, each a Wholly-Owned Subsidiary of the Company, and by each Person which hereafter becomes a Subsidiary of the Company, pursuant to separate guarantees, each substantially in the form of Exhibit 1(b) attached hereto (as amended, modified and supplemented from time to time, each, a "Note Guarantee"; collectively, the "Note Guarantees").

                             ATC GROUP SERVICES INC.
                              104 East 25th Street
                               New York, NY 10010


                                                                    May 29, 1997

JOHN HANCOCK LIFE INSURANCE
  COMPANY OF AMERICA
John Hancock Place
200 Clarendon Street
Boston, MA 02117


Ladies and Gentlemen:

         ATC GROUP SERVICES INC., a Delaware corporation (the "Company"), agrees with you as follows:

Authorization of Notes; Security.Security

                  (a) The Company has authorized the issue and sale of its 8.18% Senior Secured Notes due May 31, 2004 (herein, together with any notes issued in exchange therefor or replacement thereof, called the "Notes") in the aggregate principal amount of $32,500,000. The Notes are to be substantially in the form of Exhibit 1(a) attached hereto. Payments of interest on the Notes shall be due and payable semi-annually on the last day of each May and November, commencing November 30, 1997, and at maturity, all as further provided herein and in the Notes. In no event shall the amount paid or agreed to be paid by the Company as interest and premium on any Note exceed the highest lawful rate permissible under any law applicable thereto.

                  (b) The Notes are to be guaranteed by each of ATC New England Corp., a Delaware corporation, ATC Blattert Inc., a South Dakota corporation, Hygeia Laboratories, Inc., a Delaware corporation, ATC Management, Inc., a South Dakota corporation, ATC Insys Technology Inc., a Delaware corporation, and ATC Environmental Inc., a Delaware corporation, each a Wholly-Owned Subsidiary of the Company, and by each Person which hereafter becomes a Subsidiary of the Company, pursuant to separate guarantees, each substantially in the form of Exhibit 1(b) attached hereto (as amended, modified and supplemented from time to time, each, a "Note Guarantee"; collectively, the "Note Guarantees").

                             ATC GROUP SERVICES INC.
                              104 East 25th Street
                               New York, NY 10010


                                                                    May 29, 1997

SIGNATURE 1A (CAYMAN), LTD.
c/o John Hancock Mutual Life
Insurance Company, Portfolio Advisor
John Hancock Place
200 Clarendon Street
Boston, MA 02117


Ladies and Gentlemen:

         ATC GROUP SERVICES INC., a Delaware corporation (the "Company"), agrees with you as follows:

Authorization of Notes; Security.Security

                  (a) The Company has authorized the issue and sale of its 8.18% Senior Secured Notes due May 31, 2004 (herein, together with any notes issued in exchange therefor or replacement thereof, called the "Notes") in the aggregate principal amount of $32,500,000. The Notes are to be substantially in the form of Exhibit 1(a) attached hereto. Payments of interest on the Notes shall be due and payable semi-annually on the last day of each May and November, commencing November 30, 1997, and at maturity, all as further provided herein and in the Notes. In no event shall the amount paid or agreed to be paid by the Company as interest and premium on any Note exceed the highest lawful rate permissible under any law applicable thereto.

                  (b) The Notes are to be guaranteed by each of ATC New England Corp., a Delaware corporation, ATC Blattert Inc., a South Dakota corporation, Hygeia Laboratories, Inc., a Delaware corporation, ATC Management, Inc., a South Dakota corporation, ATC Insys Technology Inc., a Delaware corporation, and ATC Environmental Inc., a Delaware corporation, each a Wholly-Owned Subsidiary of the Company, and by each Person which hereafter becomes a Subsidiary of the Company, pursuant to separate guarantees, each substantially in the form of Exhibit 1(b) attached hereto (as amended, modified and supplemented from time to time, each, a "Note Guarantee"; collectively, the "Note Guarantees").

                             ATC GROUP SERVICES INC.
                              104 East 25th Street
                               New York, NY 10010


                                                                    May 29, 1997

ORIX USA CORPORATION
780 Third Avenue, 48th Floor
New York, NY 10017


Ladies and Gentlemen:

         ATC GROUP SERVICES INC., a Delaware corporation (the "Company"), agrees with you as follows:

Authorization of Notes; Security.Security

                  (a) The Company has authorized the issue and sale of its 8.18% Senior Secured Notes due May 31, 2004 (herein, together with any notes issued in exchange therefor or replacement thereof, called the "Notes") in the aggregate principal amount of $32,500,000. The Notes are to be substantially in the form of Exhibit 1(a) attached hereto. Payments of interest on the Notes shall be due and payable semi-annually on the last day of each May and November, commencing November 30, 1997, and at maturity, all as further provided herein and in the Notes. In no event shall the amount paid or agreed to be paid by the Company as interest and premium on any Note exceed the highest lawful rate permissible under any law applicable thereto.

                  (b) The Notes are to be guaranteed by each of ATC New England Corp., a Delaware corporation, ATC Blattert Inc., a South Dakota corporation, Hygeia Laboratories, Inc., a Delaware corporation, ATC Management, Inc., a South Dakota corporation, ATC Insys Technology Inc., a Delaware corporation, and ATC Environmental Inc., a Delaware corporation, each a Wholly-Owned Subsidiary of the Company, and by each Person which hereafter becomes a Subsidiary of the Company, pursuant to separate guarantees, each substantially in the form of Exhibit 1(b) attached hereto (as amended, modified and supplemented from time to time, each, a "Note Guarantee"; collectively, the "Note Guarantees").

                             ATC GROUP SERVICES INC.
                              104 East 25th Street
                               New York, NY 10010


                                                                    May 29, 1997

THE CANADA LIFE ASSURANCE COMPANY 330 University Avenue Toronto, Ontario, Canada M5G 1R8


Ladies and Gentlemen:

         ATC GROUP SERVICES INC., a Delaware corporation (the "Company"), agrees with you as follows:

Authorization of Notes; Security.Security

                  (a) The Company has authorized the issue and sale of its 8.18% Senior Secured Notes due May 31, 2004 (herein, together with any notes issued in exchange therefor or replacement thereof, called the "Notes") in the aggregate principal amount of $32,500,000. The Notes are to be substantially in the form of Exhibit 1(a) attached hereto. Payments of interest on the Notes shall be due and payable semi-annually on the last day of each May and November, commencing November 30, 1997, and at maturity, all as further provided herein and in the Notes. In no event shall the amount paid or agreed to be paid by the Company as interest and premium on any Note exceed the highest lawful rate permissible under any law applicable thereto.

                  (b) The Notes are to be guaranteed by each of ATC New England Corp., a Delaware corporation, ATC Blattert Inc., a South Dakota corporation, Hygeia Laboratories, Inc., a Delaware corporation, ATC Management, Inc., a South Dakota corporation, ATC Insys Technology Inc., a Delaware corporation, and ATC Environmental Inc., a Delaware corporation, each a Wholly-Owned Subsidiary of the Company, and by each Person which hereafter becomes a Subsidiary of the Company, pursuant to separate guarantees, each substantially in the form of Exhibit 1(b) attached hereto (as amended, modified and supplemented from time to time, each, a "Note Guarantee"; collectively, the "Note Guarantees").

                             ATC GROUP SERVICES INC.
                              104 East 25th Street
                               New York, NY 10010


                                                                    May 29, 1997

CANADA LIFE INSURANCE COMPANY
  OF AMERICA
330 University Avenue
Toronto, Ontario, Canada M5G 1R8


Ladies and Gentlemen:

         ATC GROUP SERVICES INC., a Delaware corporation (the "Company"), agrees with you as follows:

Authorization of Notes; Security.Security

                  (a) The Company has authorized the issue and sale of its 8.18% Senior Secured Notes due May 31, 2004 (herein, together with any notes issued in exchange therefor or replacement thereof, called the "Notes") in the aggregate principal amount of $32,500,000. The Notes are to be substantially in the form of Exhibit 1(a) attached hereto. Payments of interest on the Notes shall be due and payable semi-annually on the last day of each May and November, commencing November 30, 1997, and at maturity, all as further provided herein and in the Notes. In no event shall the amount paid or agreed to be paid by the Company as interest and premium on any Note exceed the highest lawful rate permissible under any law applicable thereto.

                  (b) The Notes are to be guaranteed by each of ATC New England Corp., a Delaware corporation, ATC Blattert Inc., a South Dakota corporation, Hygeia Laboratories, Inc., a Delaware corporation, ATC Management, Inc., a South Dakota corporation, ATC Insys Technology Inc., a Delaware corporation, and ATC Environmental Inc., a Delaware corporation, each a Wholly-Owned Subsidiary of the Company, and by each Person which hereafter becomes a Subsidiary of the Company, pursuant to separate guarantees, each substantially in the form of Exhibit 1(b) attached hereto (as amended, modified and supplemented from time to time, each, a "Note Guarantee"; collectively, the "Note Guarantees").

                             ATC GROUP SERVICES INC.
                              104 East 25th Street
                               New York, NY 10010


                                                                        29, 1997

CANADA LIFE INSURANCE COMPANY
  OF NEW YORK
330 University Avenue
Toronto, Ontario, Canada M5G 1R8


Ladies and Gentlemen:

         ATC GROUP SERVICES INC., a Delaware corporation (the "Company"), agrees with you as follows:

Authorization of Notes; Security.Security

                  (a) The Company has authorized the issue and sale of its 8.18% Senior Secured Notes due May 31, 2004 (herein, together with any notes issued in exchange therefor or replacement thereof, called the "Notes") in the aggregate principal amount of $32,500,000. The Notes are to be substantially in the form of Exhibit 1(a) attached hereto. Payments of interest on the Notes shall be due and payable semi-annually on the last day of each May and November, commencing November 30, 1997, and at maturity, all as further provided herein and in the Notes. In no event shall the amount paid or agreed to be paid by the Company as interest and premium on any Note exceed the highest lawful rate permissible under any law applicable thereto.

                  (b) The Notes are to be guaranteed by each of ATC New England Corp., a Delaware corporation, ATC Blattert Inc., a South Dakota corporation, Hygeia Laboratories, Inc., a Delaware corporation, ATC Management, Inc., a South Dakota corporation, ATC Insys Technology Inc., a Delaware corporation, and ATC Environmental Inc., a Delaware corporation, each a Wholly-Owned Subsidiary of the Company, and by each Person which hereafter becomes a Subsidiary of the Company, pursuant to separate guarantees, each substantially in the form of Exhibit 1(b) attached hereto (as amended, modified and supplemented from time to time, each, a "Note Guarantee"; collectively, the "Note Guarantees").

                  (c) The Notes are to be secured by and entitled to the benefits of first priority security interests in all accounts, accounts receivable, work in process, general intangibles, customer lists and cash on deposit with The Chase Manhattan Bank, including all proceeds and products thereof, of the Company and each of its Subsidiaries, pursuant to separate security agreements between the Collateral Agent and the Company and each of its Subsidiaries, respectively, each substantially in the form of Exhibit 1(c)(i) attached hereto (as amended, modified and supplemented from time to time, each a "Security Agreement"; collectively, the "Security Agreements"). The Collateral Agent shall be appointed to act as collateral agent for the holders of the Notes and the Banks, and shall have agreed to act as such pursuant to a collateral agency and intercreditor agreement substantially in the form of Exhibit 1(c)(ii) attached hereto (as amended, modified and supplemented from time to time, the "Collateral Agency and Intercreditor Agreement").

                  The Note Guarantees, the Security Agreements, and the Collateral Agency and Intercreditor Agreement, together with any and all other agreements, documents and instruments heretofore or hereafter securing the Notes and/or other obligations of the Company and/or any Subsidiaries of the Company under the Operative Documents, as amended, modified and supplemented from time to time, are sometimes hereinafter referred to collectively as the "Security Documents" and each, individually, as a "Security Document". All accounts, accounts receivable, work in process, general intangibles, customer lists and cash described in this section 1(c), together with any additions thereto and replacements and proceeds and products thereof, all as further described in any of the Security Documents, are sometimes hereinafter referred to collectively as the "Collateral".

                  (d) The Notes are to be issued under this Agreement and separate Note Agreements (the "Other Note Agreements") identical herewith (except as to the name and address of each of the other purchasers) being entered into concurrently by the Company with each of the other purchasers (the "Other Purchasers") named in Schedule I attached hereto. The issue of Notes to you and the issues of Notes to each of the Other Purchasers are separate transactions, and you shall not be liable or responsible for the acts or defaults of the Other Purchasers.

Sale and Purchase of Notes. The Company will issue and sell to you and, subject to the terms and conditions hereof and in reliance upon the representations and warranties of the Company contained herein and in the other Operative Documents, you will purchase from the Company, at the Closing specified in section 3, the Notes as specified on that portion of Schedule I attached hereto as is applicable to you, at a purchase price of 100% of the principal amount thereof.

Closing. The closing of the sale and purchase of the Notes hereunder (the "Closing") shall take place at the office of Messrs. Choate, Hall & Stewart, Exchange Place, 53 State Street, Boston, Massachusetts 02109, on May 29, 1997 (the "Closing Date") not later than 11:00 A.M. Boston time (your reinvestment deadline). At the Closing, the Company will deliver to you the Notes to be purchased by you against payment of the purchase price thereof to (or for the benefit of) the Company in immediately available funds in accordance with the wire instructions set forth on Exhibit 3 attached hereto. Delivery of the Notes to be purchased by you at Closing shall be made in the form of one or more Notes (as specified on Schedule I), in each case, dated and bearing interest from, the Closing Date and registered in such name or names as are specified on Schedule
I. If at the Closing the Company shall fail to tender the Notes to be delivered to you thereat as provided herein, or if at the Closing any of the conditions specified in section 4 shall not have been fulfilled to your satisfaction, you shall, at your election, be relieved of all further obligations under this Agreement, without thereby waiving any other rights you may have by reason of such failure or such non-fulfillment.

Conditions to Closing. Your obligation to purchase and pay for the Notes to be purchased by you hereunder at the Closing is subject to the fulfillment to your satisfaction, prior to or at the Closing, of the following conditions:

         Representations and Warranties Correct. The representations and warranties made by the Company herein and in the other Operative Documents and otherwise made in writing by or on behalf of the Company in connection with the transactions contemplated by the Operative Documents shall have been correct in all material respects when made and shall be correct in all material respects at and as of the time of the Closing (both before and immediately after giving effect to the consummation of the transactions contemplated by the Operative Documents).

         Performance; No Default; No Material Adverse Change. The Company shall have performed in all material respects all agreements and complied with all conditions contained herein and in the other Operative Documents required to be performed or complied with by it prior to or at the Closing, including, without limitation, those referred to in section 4.3, and at the time of the Closing no Default or Event of Default shall exist and no condition shall exist which has resulted in, or could reasonably be expected to result in, a Material Adverse Change.

         Contemporaneous Transactions.  ctions


                  (a) The Company shall have repaid all Indebtedness outstanding under the Credit Agreement dated as of May 24, 1996 among the Company, its Subsidiaries and The Chase Manhattan Bank (as successor to Chemical
         Bank), individually and as agent, and the other banks parties thereto (as amended, the "Old Bank Agreement"), the Old Bank Agreement and all related agreements, documents and instruments executed in connection therewith shall have been terminated, all Liens securing any obligations thereunder shall have been terminated and discharged, and all financing statements or other instruments filed or recorded to perfect such Liens shall have been terminated or discharged.

                  (b) The Company shall have entered into that certain Credit Agreement dated May 29, 1997 (as amended, modified or supplemented from time to time in compliance with section 14.14, together with any renewals thereof, the "Bank Credit Agreement" and, together with all agreements, documents and instruments executed in connection therewith, in each case as amended, modified or supplemented from time to time in compliance with section 14.14, together with any renewals thereof, the "Bank Credit Documents") with The Chase Manhattan Bank, individually and as administrative agent (the "Bank Agent"), for itself and the other lenders parties thereto from time to time (collectively, together with successor lenders under the Bank Credit Documents, the "Banks"), the terms and conditions of all of which shall be satisfactory to you, and no default or event of default shall exist thereunder.

                  (c) The  Company,  each of the  Banks,  the  Bank  Agent,  the
         Collateral Agent, you and each of the Other Purchasers shall have entered into the Collateral Agency and Intercreditor Agreement.

                  (d) American Testing and Engineering Corporation, an Indiana corporation ("ATEC"), and Gerald D. Mann shall have executed and delivered to you and the Banks a Subordination Agreement in the form of
         Exhibit 4.3(d) attached hereto, and related UCC-3's subordinating the Liens in favor of ATEC to the Liens in the Collateral securing the Notes and the Indebtedness under the Bank Credit Documents.

         4.4. Compliance Certificate. You shall have received an Officers' Certificate, dated the Closing Date, certifying that the conditions specified in sections 4.1 and 4.2 have been fulfilled.

         4.5.     Security Documents; Collateral.

                  (a) The Security Documents shall have been duly authorized, executed and delivered by each of the parties thereto and shall be in full force and effect and all agreements, documents and instruments required to be executed, delivered, filed and/or recorded in connection therewith shall have been so executed, delivered, filed and/or recorded so as to perfect the first priority Liens created by the Security Documents, and such Liens shall be subject to no prior or pari passu Lien except such other Liens as may be permitted under section 14.8.

                  (b) You and your  special  counsel  shall be  satisfied in all respects as to: (i) the title to the Collateral (and the absence of any Liens, other than those permitted under section 14.8, or any outstanding claims with respect to the Collateral); (ii) the condition and value of the Collateral; (iii) the recording, filing, validity, perfection and priority of all Liens created by the Security Documents (and the payment of all related fees and taxes) and (iv) the receipt by the Company of all consents of parties to any agreement whose consent is or may be necessary in connection with the execution, delivery and performance of any of the Operative Documents.

                  (c) In connection with the foregoing, at or prior to the Closing, you shall have received the following items, each of which shall be in form and substance satisfactory to you:

                           (i) UCC financing  statements (naming the Company and
                  each of its Subsidiaries, respectively, as debtor and the Collateral Agent as secured party) in proper form for filing in the offices specified on Exhibit 5.12(a); and

                           (ii) lien  searches  on the  Company  and each of its
                  Subsidiaries, respectively, from the applicable offices in each jurisdiction in which any of the Collateral shall be located at or after the Closing, which searches shall not reveal any prior financing statement covering any portion or all of the Collateral (other than financing statements to be terminated at or prior to the Closing and other financing statements permitted under section 14.8).

         Opinion of Counsel for the Company. You shall have received from Messrs. Kaufmann, Feiner, Yamin, Gildin & Robbins, LLP, counsel for the Company, an opinion, dated the Closing Date, substantially in the form of Exhibit 4.6 attached hereto.

         Opinion of Your Special Counsel. You shall have received from Messrs. Choate, Hall & Stewart, your special counsel, an opinion, dated the Closing Date, substantially in the form of Exhibit 4.7 attached hereto.

         4.8. Certain Additional Documents to be Delivered at or Prior to the Closing. You shall have received the items specified on Exhibit 4.8 attached hereto, each of which shall be satisfactory to you in all material respects.

         4.9. Sale of Notes to Other Purchasers. At the Closing, the Company shall issue and sell to the Other Purchasers the Notes to be purchased at the Closing by the Other Purchasers pursuant to the Other Note Agreements and shall receive payment in full of the purchase price thereof.

         4.10. Legal Investment; Certificate. Your purchase of the Notes to be issued to you pursuant hereto shall be permitted under the laws and regulations of any jurisdiction to which you are subject (without resort to any provision of any such law permitting limited investments by you without restriction as to the character of the particular investment), and you shall, if requested by you, have received an Officers' Certificate, dated the Closing Date, certifying as to such factual matters as to the Company as you may request to enable you to determine whether your purchase is so permitted.

         Sale and Purchase Not Forbidden by Law. The offer, issue, sale and delivery by the Company of the Notes to be issued pursuant hereto and your purchase of such Notes at the Closing shall not be prohibited by, and shall not subject you to any tax, penalty, liability or other onerous condition under or pursuant to, any law, statute, rule or regulation.

         Payment of Transaction Costs. The Company shall have paid in immediately available funds all fees, expenses and disbursements incurred by you at or prior to the time of the Closing in connection with the transactions contemplated by the Operative Documents, including, without limitation, the reasonable fees, expenses and disbursements of your special counsel, Choate, Hall & Stewart.

         Proceedings and Documents. All proceedings in connection with the transactions contemplated by the Operative Documents and all agreements, documents and instruments incident to such transactions shall be satisfactory in substance and form to you and your special counsel, and you and your special counsel shall have received all such counterpart originals or certified or other copies of such agreements, documents and instruments as you or they may reasonably request.

Representations and Warranties. The Company represents and warrants that (both before and immediately after giving effect to the transactions consummated at the Closing):

         5.1. Organization, Standing, etc. of the Company. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware, and has all requisite corporate power and authority to own, lease and operate its properties, to carry on its business as now conducted and now proposed to be conducted as described in the Disclosure Document referred to in section 5.4, to execute, deliver and perform each of the Operative Documents to which it is (or is to be) a party and to consummate the transactions contemplated by the Operative Documents, and no approval of the stockholders of the Company or any class thereof is required in connection therewith.
         Subsidiaries. Exhibit 5.2 attached hereto is a complete and correct list of the Company's Subsidiaries (corporate or other) which correctly specifies as to each such Subsidiary (a) its legal name, (b) the jurisdiction of its organization, (c) each other jurisdiction in which it is qualified to do business, (d) the authorized Shares of such Subsidiary (specifying the class or classes thereof) and the number of such Shares outstanding, (e) the number (and percentage) of such outstanding Shares owned by the Company and its other Subsidiaries and (f) the name of each other holder, if any, of such Shares, together with the number (and percentage) held by such other holder. Each Subsidiary of the Company is a corporation or other entity duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization and has all requisite power and authority to own, lease and operate its properties, to carry on its business as now conducted, and now proposed to be conducted, as described in the Disclosure Document, and to execute, deliver and perform each of the Operative Documents to which it is (or is to be) a party and to consummate the transactions contemplated thereby. All of the outstanding Shares of each Subsidiary of the Company are validly issued, fully paid and nonassessable and not subject to preemptive rights on the part of any other Person, and all of such Shares have been offered, issued and sold by the issuer thereof in compliance with all applicable laws. All of the Shares of the Company's Subsidiaries owned by the Company and its Subsidiaries as shown on
Exhibit 5.2 attached hereto are so owned of record and beneficially and free of any Lien, proxy, voting agreement, voting trust or similar agreement or restriction.

         Qualification. Each of the Company and its Subsidiaries is duly qualified or licensed to do business and is in good standing in each jurisdiction in which the character of the properties owned or leased or the nature of the activities conducted makes such qualification or licensing necessary, except for those jurisdictions in which the failure to be so qualified or licensed or to be in good standing has not resulted in, and could not reasonably be expected to result in, a Material Adverse Change.

         5.4. Business, etc. The Company and its Subsidiaries are engaged in the business of engineering, environmental, geotechnical and construction materials testing and consulting, construction and environmental project management, information technology consulting and related services (collectively, the "Business"), as further described in the Company's Confidential Private Placement Offering Memorandum dated December 1996, including all exhibits and appendices thereto, prepared by the Company with the assistance of Chase Securities Inc., a true, correct and complete copy of which has been furnished to you (the "Disclosure Document").

         Capital Stock.al Stock

                  (a) The authorized, issued and outstanding capital stock of the Company are fully and accurately described on Exhibit 5.5(a) attached hereto. All of the outstanding Shares of the Company have been validly issued and are fully paid and non-assessable and have been offered, issued and sold by the Company in compliance with all applicable laws. The number of shares of Common Stock of the Company beneficially owned by each director and executive officer of the Company and its Subsidiaries and each other Person that, individually or together with its Affiliates, beneficially owns 5% or more of such shares of Common Stock (on a fully diluted basis), along with the percentage of total outstanding shares of Common Stock of the Company that such number represents of Common Stock of the Company (on a fully diluted basis), are set forth on Exhibit 5.5(a) attached hereto. There are no outstanding Preferred Shares of the Company.

                  (b) Except as set forth on Exhibit 5.5(b) attached hereto: (i) there are no outstanding rights, options, warrants or agreements for the purchase from, or sale or issuance by, the Company or any of its Subsidiaries of any capital stock or securities convertible into or exercisable or exchangeable for such stock; (ii) there are no agreements on the part of the Company or any of its Subsidiaries to issue, sell or distribute any securities or any assets of the Company or any of its Subsidiaries; and (iii) neither the Company nor any of its Subsidiaries has any obligation (contingent or otherwise) to purchase, redeem or otherwise acquire any of its securities or any interest therein or to pay any dividend or make any distribution in respect thereof.

         Financial Statements.atements

                  (a) You have been furnished with the financial statements referred to on Exhibit 5.6(a) attached hereto, which financial statements are complete and correct in all material respects (subject, in the case of any unaudited financial statements, to normal year-end and audit adjustments), have been prepared in accordance with GAAP applied on a consistent basis throughout the periods covered thereby and present fairly in all material respects the financial position and the results of operations and cash flows of the Person(s) purported to be covered thereby as at the respective dates and for the respective periods indicated, in conformity with GAAP (subject, in the case of any unaudited financial statements, to normal year-end and audit adjustments).

                  (b) The Company has furnished to you the  projected  financial information referred to on Exhibit 5.6(b) attached hereto, which projections were prepared in good faith, are based upon assumptions that the Company believed were reasonable at the time such projections were made and took into account all material information regarding the matters set forth therein. Such projections, when provided, represented the Company's best estimate of the future financial performance of the Company and its Subsidiaries, assuming no new acquisitions. Such projections continue to represent the Company's present best estimate of the future financial performance of the Company and its
         Subsidiaries, subject to the activities inherent in the Company's business, including, without limitation, acquisitions and project timing. There is no guarantee that any of such projections will be attained and actual results may vary from such projections and such variations may be material.

                  (c) The pro forma unaudited consolidated balance sheet of the Company included as Exhibit 5.6(c) attached hereto, fairly presents the financial position of the Company and its Subsidiaries as at November 30, 1996, adjusted on a pro forma basis to give effect to the consummation of the transactions contemplated by the Operative Documents, and reflects all known liabilities of the Company and its Subsidiaries, contingent or other, as at November 30, 1996, required by GAAP to be reflected therein.

         Changes; Solvency, etc. Since February 29, 1996, (a) there has been no change in the assets, liabilities or financial condition of the Company and its Subsidiaries from that set forth on the balance sheet as of such date referred to on Exhibit 5.6(a), other than changes in the ordinary course of business, which have not been, either in any case or in the aggregate, materially adverse;
(b) no condition or event has occurred which has resulted in, or could reasonably be expected to result in, a Material Adverse Change; and (c) except as set forth on Exhibit 5.7 attached hereto, neither the Company nor any of its Subsidiaries has, directly or indirectly, declared, ordered, paid or made any Restricted Payment or Restricted Investment. Each of the Company and each of its Subsidiaries is and, after giving effect to the transactions contemplated by the Operative Documents, will be Solvent.

         Tax Returns and Payments. The Company and its Subsidiaries have filed all tax returns required by law to be filed and, except as set forth on Exhibit
5.8 attached hereto, have paid all taxes, assessments and other governmental charges levied upon any of their respective properties, assets, income, franchises or sales other than those not yet delinquent and those, not substantial in aggregate amount, being or about to be contested as provided in section 14.2(a). The income tax liability of the Company and each of its Subsidiaries has been finally determined by all applicable governmental authorities, including without limitation, the Internal Revenue Service, and satisfied, or the time for audit has expired, for the fiscal years listed on
Exhibit 5.8 attached hereto. Neither the Company nor any of its Subsidiaries has executed any waiver or waivers that would have the effect of extending the applicable statute of limitations in respect of income tax liabilities. The charges, accruals and reserves in the financial statements of the Company and its Subsidiaries in respect of taxes for all fiscal periods are adequate in the opinion of the Company, and, except as set forth on Exhibit 5.8 attached hereto, the Company knows of no unpaid assessments for additional taxes for any fiscal period or of any basis therefor.

         Funded Debt, Current Debt, Liens, Investments, Transactions with Affiliates and Leases. Exhibit 5.9 attached hereto correctly describes:

                  (a) all Funded Debt and/or Current Debt of the Company and/or any of its Subsidiaries to be outstanding immediately following the Closing and/or all agreements pursuant to which the Company and/or any of its Subsidiaries has (or have) the right to incur the same, and identifies any collateral which secures (or will secure) the same;

                  (b) all Liens to which any of the properties and assets of the Company and/or any of its Subsidiaries will be subject immediately following the Closing (other than those of the character described in section 14.8(b)) which individually or in the aggregate secure Indebtedness of $50,000 or more;

                  (c) all Investments (and all agreements and commitments to make Investments) of the Company and/or any of its Subsidiaries to be owned or held (or in effect) immediately following the Closing (except for Investments described in clauses (b) through (i) of the definition of Permitted Investments);

                  (d) each of the Affiliates of the Company (other than its Subsidiaries) and of each of its Subsidiaries, and all material transactions with such Affiliates which were consummated during the 12-month period ended on the Closing Date or which the Company or any Subsidiary is now obligated or now intends to consummate at any time in the future, other than any such transaction consummated or to be consummated in the ordinary course of business and on arm's-length terms; and

                  (e) each material lease, other than Capital Leases, under which the Company or any of its Subsidiaries is lessee or sublessee and, with respect to each such lease, the name of the lessor, the lessee or sublessee, a general description of the property leased, the annual Rental Obligations payable thereunder and the term thereof.

         Title to Properties; Liens; Leases. The Company and its Subsidiaries have good and marketable title to all of their respective material properties and assets, including, without limitation, the Collateral and the properties and assets reflected on the most recent balance sheet referred to on Exhibit 5.6(a) attached hereto, except properties and assets disposed of since such date in the ordinary course of business. None of such properties or assets is subject to any Lien or leases or occupancy agreements (whether oral or written), or any options, except those described on Exhibit 5.9 attached hereto or those of a character described in section 14.8(b). Each of the Company and its Subsidiaries enjoys peaceful and undisturbed possession under all material leases under which it operates, and all of such leases are valid, subsisting and in full force and effect. None of such leases contains any unusual or burdensome provision, which, in either case, has resulted in, or could reasonably be expected to result in, a Material Adverse Change.

         5.11. Litigation, etc. There is no action, proceeding or investigation pending or threatened (or any basis therefor known to the Company) which questions the validity of any of the Operative Documents or any action taken or to be taken pursuant to any of the Operative Documents or which has resulted in, or could reasonably be expected to result in, a Material Adverse Change. There is no outstanding judgment, decree or order which has resulted in, or could reasonably be expected to result in, a Material Adverse Change.

         5.12.  Valid   and   Binding   Obligations;  Compliance   with   Other
Instruments,  Borrowing   Restrictions,  etc.  Valid  and  Binding  Obligations;
Compliance  with Other Instruments, Borrowing Restrictions, etc.

                  (a) This Agreement has been duly authorized, executed and delivered by the Company and constitutes the valid and legally binding obligation of the Company enforceable against the Company in accordance with its terms. Each of the other Operative Documents to which the Company or any of its Subsidiaries is (or is to be) a party has been duly authorized by such Person and, when executed and delivered, will constitute the valid and legally binding obligation of such Person, enforceable against it in accordance with its terms, subject to the effect of applicable bankruptcy or similar laws of general application now or hereafter in effect affecting the rights and remedies of creditors and general equity principles. The provisions of the Security Documents are effective to create in favor of the Collateral Agent legal, valid and enforceable security interests in all of the right, title and interest of the Company and its Subsidiaries in the Collateral. At the Closing, by virtue of the recording and filing of the financing statements and other instruments specified on Exhibit 5.12(a) attached hereto in the applicable offices listed on such exhibit, all of which recordings and filings will have been made and will be in full force and effect at or prior to the Closing, there shall have been created in favor of the Collateral Agent fully perfected first security interests in all right, title and interest of the Company and its Subsidiaries in the Collateral, subject to no other Liens or claims of any other Person other than the Liens in favor of the Bank Agent permitted under section 14.8(c). No other filing or action is presently required in order to perfect such security interests, except that perfection of such security interests in Collateral consisting of cash must be perfected by possession.

                  (b) Neither the Company nor any of its Subsidiaries is in violation of or in default under any term of its charter, by-laws or other organizational document, or of any agreement, document, instrument, judgment, decree, order, law, statute, rule or regulation applicable to the Company or any of its Subsidiaries or any of their respective properties and assets, in any way which has resulted in, or could reasonably be expected to result in, a Material Adverse Change. Without limiting the generality of the foregoing, the Company and its Subsidiaries are in compliance with (and have not, and none of their predecessors in interest have, received any notice to the contrary) and there is no reasonable possibility of any liability of or any judgment, decree or order binding upon or applicable to the Company or any of its Subsidiaries or any of their respective properties or assets under or on account of any Environmental Laws, except where the same has not resulted in, and could not reasonably be expected to result in, a Material Adverse Change.

                  (c) The execution, delivery and performance of and the consummation of the transactions contemplated by the Operative Documents will not violate or constitute a default under, or permit any Person to accelerate or to require the prepayment of any Indebtedness or the repurchase of any securities of the Company or any of its Subsidiaries or to terminate any material lease or agreement of the Company or any of its Subsidiaries pursuant to, or result in the creation of any Lien (other than the Liens created by the Security Documents and the Bank Credit Documents) upon any of the properties or assets of the Company or any of its Subsidiaries pursuant to any term of the charter, by-laws or other organizational document of the Company or any of its Subsidiaries or of any agreement, document, instrument, judgment, decree, order, law, statute, rule or regulation applicable to the Company or any of its Subsidiaries or any of their respective properties and assets, including, without limitation, the Collateral.

                  (d) Neither the Company nor any of its Subsidiaries is a party to or bound by or subject to any charter, by-law or other organizational document, or any agreement, document, instrument, judgment, decree, order, law, statute, rule or regulation (other than the Bank Credit Agreement and laws, statutes, rules and regulations applicable to corporations generally) (i) which restricts its right or ability to incur and repay Funded Debt or Current Debt; (ii) under the terms of or pursuant to which its obligation to pay all amounts due from it and/or to perform all obligations imposed on it and/or to comply with the terms applicable to it under any of the Operative Documents is in any way restricted; (iii) which restricts its right or ability to pay dividends and/or to make any other distributions in respect of its Shares, to mortgage or dispose of its properties, to make Investments or capital expenditures, to enter into and perform leases and/or to pay executive compensation; or (iv) which has resulted in, or could reasonably be expected to result in, a Material Adverse Change.

         ERISA.   ERISA

                  (a) The Company and each ERISA Affiliate have operated and administered each Plan in compliance with all applicable laws except for such instances of noncompliance which have not resulted in, and could not reasonably be expected to result in, a Material Adverse Change. Neither the Company nor any ERISA Affiliate has incurred any liability pursuant to Title I or IV of ERISA or the penalty or excise tax provisions of the Code relating to employee benefit plans (as defined in section 3 of ERISA), and no event, transaction or condition has occurred or exists that could reasonably be expected to result in the incurrence of any such liability by the Company or any ERISA Affiliate, or in the imposition of any Lien on any of the rights, properties or assets of the Company or any ERISA Affiliate, in either case pursuant to Title I or IV of ERISA or to such penalty or excise tax provisions or to section 401(a)(29) or 412 of the Code, other than such liabilities or Liens as would not individually or in the aggregate result in a Material Adverse Change.
                  (b) The present value of the aggregate benefit liabilities under each of the Plans (other than Multiemployer Plans), determined as of the end of such Plan's most recently ended plan year on the basis of the actuarial assumptions specified for funding purposes in such Plan's most recent actuarial valuation report, did not exceed the aggregate current value of the assets of such Plan allocable to such benefit liabilities. The term "benefit liabilities" has the meaning specified in section 4001 of ERISA and the terms "current value" and "present value" have the meaning specified in section 3 of ERISA.

                  (c) The Company and the ERISA Affiliates have not incurred withdrawal liabilities (and are not subject to contingent withdrawal liabilities) under section 4201 or 4204 of ERISA in respect of Multiemployer Plans that individually or in the aggregate could result in a Material Adverse Change. The Company and the ERISA Affiliates have made all required contributions to Multiemployer Plans. Neither the Company nor any ERISA Affiliate has incurred, nor would reasonably expect to incur, any Withdrawal Liability upon a complete or partial withdrawal from any Multiemployer Plan that individually or in the aggregate could result in a Material Adverse Change. To the best of the Company's knowledge, no Multiemployer Plan is, or is reasonably expected to be, insolvent, in reorganization or terminated within the meaning of Title IV of ERISA.

                  (d) The expected post retirement benefit obligation (determined as of the last day of the most recently ended fiscal year of the Company in accordance with Financial Accounting Standards Board Statement No. 106, without regard to liabilities attributable to continuation coverage mandated by section 4980B of the Code) of the Company is $0.

                  (e) The consummation of the transactions contemplated by the Operative Documents will not involve any transaction that is subject to the prohibitions of section 406(a) of ERISA or in connection with which a tax could be imposed pursuant to section 4975(c)(1)(A)-(D) of the Code. The representation in the first sentence of this section 5.13(e) is made by the Company in reliance upon and subject to the accuracy of your representation in section 10(b) as to the sources of the funds used to pay the purchase price of the Notes to be purchased by you.

         Consents, etc. No consent or filing with, or other action by, any Person (including, without limitation, any creditor of or lender to the Company or any of its Subsidiaries or any governmental authority) is required as a condition precedent to the valid execution, delivery and performance of and the consummation of the transactions contemplated by the Operative Documents and/or the exercise by the Collateral Agent or any holder of any Notes of any of its rights under the Operative Documents or otherwise in respect of the Notes, other than (a) those specified on Exhibit 5.14 attached hereto, all of which have been obtained (or will have been obtained on or prior to the Closing), are (or will be at the time of the Closing) unconditional and are (or will be at the time of the Closing) in full force and effect and not subject to appeal or review and
(b) the filing and recording of the Security Documents and/or related financing statements and instruments specified on Exhibit 5.12(a) attached hereto, all of which filings and recordings have been made (or will have been made on or before the Closing).

         Proprietary Rights; Licenses. The Company and its Subsidiaries have all Proprietary Rights and Licenses as are adequate for the conduct of their respective businesses as now conducted and now proposed to be conducted, without any known conflict with the rights of others. Each such Proprietary Right and License is in full force and effect, all material obligations with respect thereto have been fulfilled and performed, and there is no infringement thereof by any other Person. No default in the performance or observance by the Company and/or any of its Subsidiaries (or any of their respective predecessors in interest) of its obligations thereunder has occurred which permits, or after notice or lapse of time or both would permit, the revocation or termination of any Proprietary Right or License or which has resulted in, or could reasonably be expected to result in, a Material Adverse Change.

         Offer of Notes. Neither the Company, any of its Subsidiaries or any Person acting on their behalf (a) has directly or indirectly offered the Notes or any part thereof or any similar securities for issue or sale to, or solicited any offer to buy any of the same from, anyone other than you, the Other Purchasers and not more than 75 other institutional investors or (b) has taken or will take any action which would bring the issuance and sale of the Notes within the provisions of Section 5 of the Securities Act or the registration or qualification provisions of any applicable blue sky or other securities laws.

         Government Regulation. Neither the Company nor any of its Subsidiaries is subject to regulation under the Public Utility Holding Company Act of 1935, the Federal Power Act, the Investment Company Act of 1940 or the Interstate Commerce Act.

         Regulation G, etc. Neither the Company nor any of its Subsidiaries owns, will use all or any part of the proceeds of the sale of the Notes to acquire, or has any intention of acquiring, any "margin stock" within the meaning of Regulation G (12 CFR Part 207) of the Board of Governors of the Federal Reserve System (herein called a "margin security"). None of the proceeds of the Notes will be used directly or indirectly, for the purpose of purchasing or carrying any margin security or for the purpose of reducing or retiring any Indebtedness which was originally incurred to purchase or carry any margin security or for any other purpose which might constitute the transactions contemplated by the Operative Documents a "purpose credit" within the meaning of said Regulation G or cause this Agreement or any of the other Operative Documents to violate Regulation G or any other regulation of the Board of Governors of the Federal Reserve System, or the Exchange Act.

         Investment Bankers, etc. Neither the Company, any of its Subsidiaries or any Person acting on their behalf (a) has dealt with any broker, finder, commission agent or other similar Person in connection with the sale of the Notes and the other transactions contemplated by the Operative Documents other than Chase Securities Inc. or (b) is under any obligation to pay any broker's fee, finder's fee or commission in connection with such transactions, other than a fee to Chase Securities Inc., which fee is the obligation solely of the Company.

         Disclosure. Neither this Agreement nor any of the other Operative Documents nor any other document, certificate or written statement furnished to you by or on behalf of the Company or any of its Subsidiaries in connection with the transactions contemplated by the Operative Documents, contains any untrue statement of a material fact or omits to state a material fact necessary in order to make the statements contained herein and therein not misleading in the light of the circumstances under which such statements were made, it being understood that, except as set forth in section 5.6, no representation or warranty is made with respect to any projections or other prospective financial information. There is no fact known to the Company (other than information concerning general economic conditions known to the public generally) which has resulted in, or could reasonably be expected to result in, a Material Adverse Change that has not been set forth in this Agreement, the other Operative Documents and the other documents, certificates and written statements referred to above in this section 5.20.

         Labor Relations; Suppliers, Customers and Clients.  lients

                  (a) Except as disclosed on Exhibit 5.21 attached hereto, no dispute or controversy involving employees of the Company or any of its Subsidiaries has resulted in, or could reasonably be expected to result in, a Material Adverse Change. Neither the Company nor any of its Subsidiaries anticipates that its relationships with its unions, if any, or its employees will result in, or are reasonably likely to result in, any Material Adverse Change.

                  (b) The relationships with the suppliers to and customers and clients of the Company and/or its Subsidiaries are satisfactory commercial working relationships and, during the 12-month period ended on the Closing Date, no such supplier, customer or client has canceled or otherwise terminated its relationship with or decreased its services, supplies or materials to or its usage or purchase of the services or products of the Company or any of its Subsidiaries, as the case may be, in a manner which has resulted in, or could reasonably be expected to result in, a Material Adverse Change. The Company is not aware of, nor has it received any notice concerning, any plan or intention of any such supplier, customer or client to take any such action.

Use of Proceeds.Proceeds

                  (a) The proceeds of the sale of the Notes will be used on the Closing Date to make the payments to the Persons and for the purposes specified on Exhibit 6 attached hereto and any remaining balance of such proceeds will be used for general corporate purposes and acquisitions effected in compliance with this Agreement.

                  (b) The Company will not, and will not permit any Subsidiary to, directly or indirectly, use any part of such proceeds for any purpose which would violate any provision of any applicable law, statute, regulation, rule, order or restriction, including, without limitation, Regulation G or any other regulation of the Board of Governors of the Federal Reserve System (herein called a "margin security") or for the purpose of reducing or retiring any Indebtedness that was originally incurred to purchase or carry any margin security or for any other purpose that might constitute the transactions contemplated by the Operative Documents a "purpose credit" within the meaning of said Regulation G or cause this Agreement or any of the other Operative Documents to violate Regulation G or any other regulation of the Board of Governors of the Federal Reserve System, or the Exchange Act or any other applicable law, statute, regulation, rule, order or restriction.

Financial Statements and Information. The Company will furnish to you in duplicate, so long as you shall hold any of the Notes, and to each other institutional holder from time to time of any Notes:

                  (a) as soon as available and in any event within 50 days after the end of each quarterly accounting period in each fiscal year of the Company, the consolidated and, if otherwise prepared, consolidating balance sheets of the Company and its Subsidiaries at the end of such period and the related consolidated and, if otherwise prepared, consolidating statements of operations, stockholders' equity and cash flows for such period and for the portion of such fiscal year ended on the last day of such period, in each case setting forth in comparative form the corresponding figures for the same period and portion of the next preceding fiscal year, all in reasonable detail and certified by the chief financial officer or controller of the Company to be true and correct in all material respects and to have been prepared in accordance with GAAP, subject to normal year-end and audit adjustments;

                  (b) as soon as available and in any event within 105 days after the end of each fiscal year of the Company, the consolidated and, if otherwise prepared, consolidating balance sheets of the Company and its Subsidiaries at the end of such year and the related consolidated and, if otherwise prepared, consolidating statements of operations, stockholders' equity and cash flows for such year, in each case setting forth in comparative form the corresponding figures for the next preceding fiscal year, all in reasonable detail and accompanied by the standard unqualified report on such consolidated financial statements of the Company and its Subsidiaries of Deloitte & Touche LLP or other accountants of recognized national standing selected by the Company and consented to by the Required Holders of the Notes (which consent shall not be unreasonably withheld or delayed), which report shall (i) state that the audit of such accountants in connection with such consolidated financial statements has been conducted in accordance with generally accepted auditing standards and that such accountants believe that such audit provides a reasonable basis for their opinion, (ii) contain the other statements required from time to time by the American Institute of Certified Public Accountants for an auditor's standard unqualified opinion (and shall not contain any additional explanatory paragraph concerning uncertainties or other matters), (iii) include the opinion of such accountants that such consolidated financial statements present fairly in all material respects the consolidated financial position of the Company and its Subsidiaries as at the end of such fiscal year and the consolidated results of operations and cash flows for such fiscal year, in conformity with GAAP, and (iv) be accompanied by (A) a separate report or certificate from such accountants or a footnote in the audited financial statements, in either case which report, certificate or footnote shall state (x) that such accountants are familiar with the terms of the Operative Documents and provide negative assurance relative to compliance with the applicable covenants of the Operative Documents as they relate to accounting matters and (y) whether or not their examination has disclosed the existence, during or at the end of the fiscal year covered by such financial statements and/or the date of such certificate, of (I) any Change of Control or
         (II) any Default or Event of Default and, if their examination has disclosed such a condition or event, specifying in reasonable detail the nature and period of existence thereof, provided that in issuing such certificate or approving such footnote such accountants shall not be required to go beyond normal accounting procedures conducted in connection with issuing their report referred to above, and (B) a letter from such accountants with respect to the internal control structure of the Company and its Subsidiaries with respect to such fiscal year most recently ended, issued in accordance with Statement on Auditing Standards No. 60 issued by the Auditing Standards Board of the American Institute of Certified Public Accountants.

                  (c) together with each delivery of financial statements pursuant to sections 7(a) and 7(b), an Officers' Certificate which shall:

                           (i) state that, after due inquiry, the signers do not
                  have knowledge of the existence during the fiscal period covered by such financial statements or as at the date of such Officers' Certificate, of (A) any "reportable condition" (as defined in Statement on Auditing Standards No. 60 issued by the Auditing Standards Board of the American Institute of Certified Public Accountants) in the internal control structure of the Company or any of its Subsidiaries, (B) any Change of Control or (C) any Default or Event of Default, or, if such is not the case, specifying in reasonable detail the nature and period of existence thereof and what action the Company or the applicable Subsidiary has taken, is taking and proposes to take with respect thereto and the date, if any, on which it is estimated the same will be remedied;

                           (ii) show in reasonable detail all computations required to demonstrate compliance, during and at the end of the fiscal period covered by such financial statements, with the provisions of sections 14.5, 14.6, 14.7, 14.8 and 14.13;

                           (iii) include in reasonable detail management's discussion and analysis of the results of operations and the financial condition of the Company and its Subsidiaries as at the end of and for the fiscal period covered by such financial statements, including a supplemental discussion of any significant variations from the budgets for such period delivered pursuant to section 7(h); and

                           (iv) if  there  shall  exist  any  Subsidiary  of the
                  Company as of the date of such Officers' Certificate which did not exist as of the date of the last Officers' Certificate delivered pursuant to this section 7(c), specify with respect to each such Subsidiary the information called for by Exhibit 7(c)(iv), contain a brief description of the nature of each such Subsidiary's business and certify that such new Subsidiary is a party to a Note Guarantee and a Security Agreement.

                  (d) as promptly as practicable (but in any event not later than five Business Days) after receipt thereof, copies of all reports or written comments (including, without limitation, audit reports, so-called management letters and any other reports or communications with respect to the internal control structure of the Company or any of its Subsidiaries) submitted to the Company or any of its Subsidiaries by independent accountants or others;

                  (e) as promptly as practicable (but in any event not later than five Business Days) after the same are available, copies of (i) all press releases, notices, proxy statements, financial statements, reports and documents as the Company or any of its Subsidiaries shall release or make available generally to their stockholders and (ii) all periodic and special reports, documents and registration statements (other than on Form S-8) which are furnished or filed, or any officer or director or stockholder of the Company or any of its Subsidiaries furnished or filed with respect to the Company or any of its Subsidiaries with the Commission (or any analogous foreign governmental authority) or any securities exchange;

                  (f) as promptly as practicable (but in any event not later than five Business Days) after the occurrence of any of the following conditions or events, an Officers' Certificate specifying in reasonable detail the nature and period of existence thereof, and what action has been taken, is being taken and is proposed to be taken with respect thereto: (i) with respect to any Plan, any reportable event, as defined in section 4043(b) of ERISA and the regulations thereunder, for which notice thereof has not been waived pursuant to such regulations as in effect on the date hereof; (ii) the taking by the PBGC of steps to institute, or the threatening by the PBGC of the institution of, proceedings under section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Plan, or the receipt by the Company or any ERISA Affiliate of a notice from a Multiemployer Plan that such action has been taken by the PBGC with respect to such Multiemployer Plan; or (iii) any event, transaction or condition that could result in the incurrence of any liability by the Company or any ERISA Affiliate pursuant to Title I or IV of ERISA or the penalty or excise tax provisions of the Code relating to employee benefit plans, or in the imposition of any Lien on any of the rights, properties or assets of the Company or any ERISA Affiliate pursuant to Title I or IV of ERISA or such penalty or excise tax provisions, if such liability or Lien, taken together with any other such liabilities or Liens then existing, has resulted in, or could reasonably be expected to result in, a Material Adverse Change;

                  (g) as promptly as practicable (but in any event not later than five Business Days) after the occurrence of (i) any Default or Event of Default or (ii) any condition or event which has resulted in, or could reasonably be expected to result in, a Material Adverse Change, an Officers' Certificate specifying in reasonable detail the nature and period of existence thereof, what action the Company or any of its Subsidiaries has taken, is taking and proposes to take with respect thereto and the date, if any, on which it is estimated the same will be remedied;

                  (h) as promptly as practicable (but in any event not later than 30 days) prior to the end of each fiscal year of the Company, an annual budget prepared on a quarterly basis for the Company and its Subsidiaries for the succeeding fiscal year (displaying anticipated consolidated and, if otherwise prepared, consolidating balance sheets and statements of operations, stockholders' equity and cash flows) and, promptly upon preparation thereof, any other significant budgets which the Company or any of its Subsidiaries prepares and any revisions of such annual or other budgets;

                  (i) such other material information relating to the Company and/or any of its Subsidiaries as shall be furnished to any bank, financial institution or other Person to which the Company or any of its Subsidiaries is indebted for borrowed money (other than information relating solely to collateral for such Indebtedness), including, without limitation, any notice of default or event of default under the Bank Credit Agreement, such information and notices to be furnished to the holders of the Notes at the same time as they are furnished to, or immediately after they are received from, any such bank, financial institution or other Person; and

                  (j)  such  other  information   as    from  time  to time  may
         reasonably be requested.

Inspection; Confidentiality.  iality

         (a) The Company will permit any Person designated by any institutional holder of any of the Notes (provided that any such Person other than an employee, attorney or accountant for any such institutional holder shall be subject to the reasonable approval of the Company prior to making any such visit, inspection, examination or discussion) on reasonable notice and at such holder's expense (unless a Default or Event of Default shall have occurred and be continuing, in which case, at the Company's expense), to visit and inspect any of the properties of the Company and its Subsidiaries, to examine its and their books and records (and to make copies thereof and take extracts therefrom) and to discuss its and their affairs, finances and accounts with and to be advised as to the same by, its and their officers, consultants, counsel and accountants (each of whom the Company hereby directs and authorizes to engage in such discussions), all at such reasonable times and intervals as such holder may desire.

         (b) For the purposes of this section 8(b), "Confidential Information" means information delivered to any holder of the Notes by or on behalf of the Company or any Subsidiary in connection with the transactions contemplated by or otherwise pursuant to this Agreement that is proprietary in nature and that was clearly marked or labeled or otherwise adequately identified when received by such holder as being confidential information of the Company or such Subsidiary, provided that such term does not include information that (a) was publicly known or otherwise known to such holder prior to the time of such disclosure, (b) subsequently becomes publicly known through no act or omission by such holder or any Person acting on behalf of such holder, (c) otherwise becomes known to such holder other than through disclosure by the Company or any Subsidiary or (d) constitutes financial statements delivered to such holder under section 7.1 that are otherwise publicly available. Each holder of the Notes will maintain the confidentiality of such Confidential Information in accordance with procedures adopted by such holder in good faith to protect confidential information of third parties delivered to such holder provided that each holder may deliver or disclose Confidential Information to (i) its directors, officers, employees, partners, members, agents, attorneys and Affiliates (to the extent such disclosure reasonably relates to the administration of the investment represented by such holder's Notes), (ii) such holder's financial advisors and other professional advisors who agree to hold confidential the Confidential Information substantially in accordance with the terms of this section 8(b),
(iii) any other holder of any Note, provided that such other holder shall have agreed to hold confidential such Confidential Information substantially in accordance with the terms of this section 8(b), (iv) any institutional investor to which such holder sells or offers to sell its Note or any part thereof or any participation therein (if such Person has agreed in writing prior to its receipt of such Confidential Information to be bound by the provisions of this section 8(b)), (v) any Person from which such holder offers to purchase any security of the Company (if such Person has agreed in writing prior to its receipt of such Confidential Information to be bound by the provisions of this section 8(b)),
(vi) any federal or state regulatory authority having jurisdiction over such holder, (vii) the National Association of Insurance Commissioners or any similar organization, or any nationally recognized rating agency that requires access to information about such holder's investment portfolio or (viii) any other Person to which such delivery or disclosure may be necessary or appropriate (w) to effect compliance with any law, rule, regulation or order applicable to such holder, (x) in response to any subpoena or other legal process, (y) in connection with any litigation to which such holder is a party or (z) if an Event of Default has occurred and is continuing, to the extent such holder may reasonably determine such delivery and disclosure to be necessary or appropriate in the enforcement or for the protection of the rights and remedies under its Notes and the other operative Documents. Each holder of a Note, by its acceptance of a Note, will be deemed to have agreed to be bound by and to be entitled to the benefits of this section 8(b) as though it were a party to this Agreement.

Prepayment of Notes.of Notes

         Required Annual Prepayment Without Premium of Notes. On each May 31, commencing May 31, 2000, until the Notes have been paid in full, the Company will prepay without premium $6,500,000 aggregate principal amount of the Notes (or such lesser principal amount thereof as shall then be outstanding), subject to decrease as described in the next succeeding sentence. In the case of each partial prepayment of the Notes under this section 9.1, the principal amount of the Notes to be prepaid shall be allocated among all of the Notes in proportion, as nearly as practicable, to the respective unpaid principal amounts thereof (but assuming, solely for purposes of making any such allocation, that there have been no prepayments made of any of the Notes under either section 9.3 or 9.4), with adjustments, to the extent practicable, to compensate for any prior prepayments under this section 9.1 not made exactly in such proportion, provided that, in the event the foregoing allocation would result in the allocation to any Note of a prepayment amount in excess of the outstanding principal amount of such Note, the prepayment amount so allocated to such Note shall be reduced by the amount of such excess and, in addition, the aggregate amount of the principal prepayment required to be made in respect of all Notes on such date shall be reduced by the same amount. No partial prepayment of the Notes pursuant to section 9.2, 9.3. or 9.4 shall alter the obligation of the Company to make the required prepayments provided for in this section 9.1.

         9.2. Optional Prepayment With Premium of Notes. At any time or from time to time, the Company may, at its option, upon notice as set forth in section 9.5, prepay all or any part (in an integral multiple of $100,000 and a minimum of $1,000,000 or such lesser principal amount as shall then be outstanding) of the Notes, upon the concurrent payment of a premium equal to the Make Whole Amount. Any partial prepayment of the Notes pursuant to this section
9.2 shall be applied to the payment of installments of principal of the Notes in inverse order of maturity. In the case of each partial prepayment of the Notes under this section 9.2, the principal amount of the Notes to be prepaid shall be allocated among all of the Notes at the time outstanding (excluding any Notes at the time owned by the Company of any Affiliate of the Company) in proportion, as nearly as practicable, to the respective unpaid principal amounts thereof, with adjustments, to the extent practicable, to compensate for any prior prepayments under this section not made exactly in such proportion.

         9.3. Prepayment of Senior Debt at the Option of each Holder with Available Net Proceeds and Available Unused Proceeds.

         (a) The Company shall during the thirty day period after the consummation of a Sale of Assets made in compliance with section 14.13(d) give written notice to each holder of Senior Debt of the occurrence of such Sale of Assets, which notice shall (i) specify (x) the aggregate Net Asset Sale Proceeds thereof which are not expected to be applied within 360 days of the consummation of such sale to the purchase by the Company or its Subsidiaries of property and assets (other than cash or cash equivalents) used and useful in the ordinary course of business of the Company and its Subsidiaries (the "Available Net Proceeds"), and (y) the portion of the Available Net Proceeds equal to the percentage thereof which the then outstanding principal balance of the Senior Debt of such holder represents of the then outstanding principal balance of all Senior Debt (such "Holder's Net Proceeds Prepayment Amount"), and (ii) offer to prepay a principal amount of the Senior Debt of such holder in an amount equal to the sum of (x) such Holder's Net Proceeds Prepayment Amount plus (y) any additional Available Net Proceeds not required by the other holders of Senior Debt to prepay such other holders' Senior Debt ("Excess Available Net Proceeds"). Each holder of Notes shall have the right, by written notice to the Company delivered within 30 days after receipt by such holder of a prepayment offer from the Company delivered pursuant to this section 9.3(a), to require the Company to prepay such holder's Notes, without premium or penalty, in the principal amount specified in such notice from such holder, which amount shall not exceed such Holder's Net Proceeds Prepayment Amount, provided that such holder may also elect to require that such prepayment amount be increased by the amount specified in such notice not to exceed the amount of Excess Available Net Proceeds (it being agreed that Available Net Proceeds originally offered to a holder of the Notes and not required by such holder to prepay such holder's Notes shall be used first to prepay the Notes of other holders electing to have prepayments made with such Available Net Proceeds pursuant to this section 9.3
(a), before such Available Net Proceeds may be used to prepay other Senior Debt, and that Available Net Proceeds originally offered to holders of Senior Debt other than the Notes and not required by such holders to prepay such other Senior Debt shall then be available to all other holders of Senior Debt, including the Notes, for prepayment of such Senior Debt on a pro rata basis in proportion to the amounts requested by such other holders to be prepaid). Upon receipt from a holder of the Notes of written notice pursuant to this section 9.3(a) requiring a prepayment of such holder's Notes, the Company shall, on the forty-fifth day following delivery by the Company of the original prepayment offer, prepay the Notes of such holder in the amount specified in such written request (including any increase specified in such written request, but only to the extent Excess Available Net Proceeds are available to cover such increase).

         (b) At any time that the aggregate amount of Available Unused Proceeds equals or exceeds $5,000,000, the Company shall give written notice to each holder of Senior Debt which notice shall (i) specify (x) the aggregate amount of Available Unused Proceeds, and (y) the portion of the Available Unused Proceeds equal to the percentage thereof which the then outstanding principal balance of the Senior Debt of such holder represents of the then outstanding principal balance of all Senior Debt (such "Holder's Unused Proceeds Prepayment Amount"), and (ii) offer to prepay a principal amount of the Senior Debt of such holder in an amount equal to the sum of (x) such Holder's Unused Proceeds Prepayment Amount plus (y) any additional Available Unused Proceeds not required by the other holders of Senior Debt to prepay such other holders' Senior Debt ("Excess Available Unused Proceeds"). Each holder of Notes shall have the right, by written notice to the Company delivered within 30 days after receipt by such holder of a prepayment offer from the Company delivered pursuant to this section
9.3 (b), to require the Company to prepay such holder's Notes, without premium or penalty, in the principal amount specified in such notice from such holder, which amount shall not exceed such Holder's Unused Proceeds Prepayment Amount, provided that such holder may also elect to require that such prepayment amount be increased by the amount specified in such notice not to exceed the amount of Excess Available Unused Proceeds (it being agreed that Available Unused Proceeds originally offered to a holder of the Notes and not required by such holder to prepay such holder's Notes shall be used first to prepay the Notes of other holders electing to have prepayments made with such Available Unused Proceeds pursuant to this section 9.3(b), before such Available Unused Proceeds may be used to prepay other Senior Debt, and that Available Unused Proceeds originally offered to holders of Senior Debt other than the Notes and not required by such holders to prepay such other Senior Debt shall then be available to all other holders of Senior Debt, including the Notes, for prepayment of such Senior Debt on a pro rata basis in proportion to the amounts requested by such other holders to be prepaid). Upon receipt from a holder of the Notes of written notice pursuant to this section 9.3(b) requiring a prepayment of such holder's Notes, the Company shall, on the forty-fifth day following delivery by the Company of the original prepayment offer, prepay the Notes of such holder in the amount specified in such written request (including any increase specified in such written request, but only to the extent Excess Available Unused Proceeds are available to cover such increase).

         (c) Any partial prepayment of a Note pursuant to this section 9.3 shall be applied to the payment of installments of principal of such Note in inverse order of maturity.

         9.4 Prepayment Without Premium of the Notes at the Option of Holders of the Notes upon a Change of Control.

                  (a) If any Change of Control is to occur, then not less than 60 days nor more than 90 days prior to the occurrence of such Change of Control (or in the event of a hostile tender offer for the Company, not less than 15 Business Days nor more than 90 days prior to the occurrence of such Change of Control), the Company will notify each holder of the Notes of such pending Change of Control and the date upon which it is scheduled or estimated to occur. If any holder of a Note then outstanding furnishes a written request for prepayment to the Company (in accordance with section 21) not more than 60 days (15 Business Days in the event of a hostile tender offer for the Company) after receipt by such holder of such notice of such Change of Control from the Company, the Company will prepay, without premium or penalty, the principal amount of the Notes of such holder specified in such written request. Each such prepayment shall occur on the date upon which the Change of Control occurs, unless the Company and such holder agree to a different date, and no prepayment requested pursuant to this section 9.4 shall be due unless the Change of Control shall occur.

                  (b) In the event the Company fails to deliver to each holder of the Notes the notice of a pending Change of Control as required by section 9.4(a), any holder of a Note may, upon obtaining knowledge of a pending or completed Change of Control, notify the Company of such Change of Control, whereupon the Company shall, and any holder of a Note may, promptly notify each other holder of the Notes of such pending or completed Change of Control, the nature thereof, and the date upon which such Change of Control is scheduled to occur or did occur. If any holder of a Note furnishes a written request for prepayment to the Company (in accordance with section 21) not more than 60 days after receipt by such holder of such notice of such Change of Control, the Company shall prepay the principal amount of the Notes of such holder specified in such request, without premium or penalty. Each such prepayment shall occur (x) in the case of a pending Change of Control, on the date on which such Change of Control occurs and (y) in the case of a completed Change of Control, on the 15th day after such written request is so given by any such holder, unless the Company and such holders agree to a different date.

                  (c) For  purposes of this  section  9.4,  the term  "Change of
         Control" shall mean any event or transaction or series of events or transactions (occurring for whatever reason) pursuant to which any Person (other than George Rubin or Morry F. Rubin, who are presently the Chairman and President of the Company, respectively), together with "affiliates" and "associates" of such Person, within the meaning of Rule 12b-2 of the Commission under the Exchange Act, shall acquire control or beneficial ownership (including beneficial ownership resulting from the formation of a "group" within the meaning of Rule 13d-5 of the Commission under the Exchange Act) of more than 50% of the outstanding Shares of any class of Voting Stock of the Company.

                  (d) Each notice from the Company pursuant to this section 9.4 shall make explicit reference to this section 9.4 and shall state that the right of the holders of the Notes then outstanding to require prepayment thereof must be exercised within 60 days of the receipt of such notice. Not less than 10 days prior to any prepayment of any Notes of any holder pursuant to this section 9.4, the Company shall deliver to such holder an Officers' Certificate which shall set forth (i) the date fixed for prepayment; (ii) the aggregate principal amount of the Notes to be prepaid on such date; and (iii) the aggregate principal amount of the Notes held by such holder to be prepaid on such date and the amount of accrued interest to be paid to such holder on such date.

                  (e) For purposes of this section 9.4, beneficial ownership shall be determined in the manner set forth in Rule 13d-3 of the Commission under the Exchange Act.

                  (f) The provisions of this section 9.4 are applicable to successive Changes of Control and no failure on the part of any holder to exercise any right under this section 9.4 arising on account of such Change of Control shall affect or impair any other right of such holder under this Agreement or any of the other Operative Documents upon the occurrence of any other or any subsequent Change of Control.

                  (g) Any partial  prepayment of a Note pursuant to this section
         9.4 shall be applied to the payment of installments of principal of such Note in inverse order of maturity.

         Notice of Optional Prepayments of Notes. In the case of each prepayment under section 9.2, the Company shall give written notice thereof to each holder of any Notes not less than 30 nor more than 60 days prior to the date fixed for such prepayment. Each such notice shall set forth:

                  (a)      the date fixed for prepayment;

                  (b) the aggregate principal amount of the Notes to be prepaid on such date; and

                  (c) the aggregate principal amount of the Notes held by such holder to be prepaid on such date and the amount of accrued interest and an estimate of the Make Whole Amount, if any, to be paid to such holder on such date (together with the calculation of such estimated premium, which calculation shall be satisfactory to each holder of the Notes to be prepaid).

         Maturity; Accrued Interest. In the case of each prepayment of all or any part of any Note, the principal amount to be prepaid shall mature and become due and payable on the date fixed for such prepayment, together with interest on such principal amount accrued to such date and the premium, if any, due thereon.

         Purchase of Notes. The Company will not, and will not permit any Affiliate of the Company to, directly or indirectly, purchase or otherwise acquire, or offer to purchase or otherwise acquire, any of the outstanding Notes except by way of payment or prepayment in accordance with the provisions of the Notes and this Agreement.

         Payment on Non-Business Days. If any amount hereunder or under the Notes shall become due on a day which is not a Business Day, such payment shall be due on the next succeeding Business Day.

Purchase for Investment.vestment

                  (a) You represent and warrant (i) that you have been furnished with all information that you have requested for the purpose of evaluating your proposed acquisition of the Notes to be issued to you pursuant hereto and (ii) that you will acquire such Notes for your own account for investment and not for distribution in any manner that would violate applicable securities laws, but without prejudice to your rights to dispose of such Notes or a portion thereof to a transferee or transferees, in accordance with such laws if at some future time you deem it advisable to do so. The acquisition of such Notes by you at the Closing shall constitute your confirmation of the foregoing representations and warranties. You understand that such Notes are being sold to you in a transaction which is exempt from the registration requirements of the Securities Act, and that, in making the representations and warranties contained in section 5.16, the Company is relying, to the extent applicable, upon your representations and warranties contained herein.

                  (b) You represent that at least one of the following statements is an accurate representation as to each source of funds (a "Source") to be used by you to pay the purchase price of the Notes to be purchased by you hereunder:

                           (i) the Source is an "insurance company general account" as defined in Section V(e) of Prohibited Transaction Exemption ("PTE") 95-60 (issued July 12, 1995) and, except as you have disclosed to the Company in writing pursuant to this section (i), the amount of reserves and liabilities for the general account contract(s) held by or on behalf of any employee benefit plan or group of plans maintained by the same employer or employee organization do not exceed 10% of the total reserves and liabilities of the general account (exclusive of separate account liabilities) plus surplus as set forth in the NAIC Annual Statement filed with the state of domicile of the insurer; or
                           (ii) the Source is a separate account of an insurance
                  company maintained by you in which an employee benefit plan (or its related trust) has an interest, which separate account is maintained solely in connection with your fixed contractual obligations under which the amounts payable, or credited, to such plan and to any participant or beneficiary of such plan (including any annuitant) are not affected in any manner by the investment performance of the separate account; or

                           (iii) the Source is either (A) an  insurance  company
                  pooled separate account, within the meaning of PTE 90-1 (issued January 29, 1990), or (B) a bank collective investment fund, within the meaning of the PTE 91-38 (issued July 12, 1991) and, except as you have disclosed to the Company in writing pursuant to this section (iii), no employee benefit plan or group of plans maintained by the same employer or employee organization beneficially owns more than 10% of all assets allocated to such pooled separate account or collective investment fund; or

                           (iv) the Source  constitutes assets of an "investment
                  fund" (within the meaning of Part V of the QPAM Exemption) managed by a "qualified professional asset manager" or "QPAM" (within the meaning of Part V of the QPAM Exemption), no employee benefit plan's assets that are included in such investment fund, when combined with the assets of all other employee benefit plans established or maintained by the same employer or by an affiliate (within the meaning of Section V(c)(1) of the QPAM Exemption) of such employer or by the same employee organization and managed by such QPAM, exceed 20% of the total client assets managed by such QPAM, the conditions of Part I(c) and (g) of the QPAM Exemption are satisfied, neither the QPAM nor a person controlling or controlled by the QPAM (applying the definition of "control" in Section V(e) of the QPAM Exemption) owns a 5% or more interest in the Company and (A) the identity of such QPAM and (B) the names of all employee benefit plans whose assets are included in such investment fund have been disclosed to the Company in writing pursuant to this section (iv); or

                           (v)      the Source is a governmental plan; or

                           (vi) the Source is one or more employee benefit plans, or a separate account or trust fund comprised of one or more employee benefit plans, each of which has been identified to the Company in writing pursuant to this section (vi); or

                           (vii) the Source does not include assets of any employee benefit plan, other than a plan exempt from the coverage of ERISA.

         As used in this section 10(b), the terms "employee benefit plan", "governmental plan", "party in interest" and "separate account" shall have the respective meanings assigned to such terms in Section 3 of ERISA, and the term "QPAM Exemption" means PTE 84-14 (issued March 13,
         1984).

Certain Regulatory Matters. The Company will take, or will cause to be taken, such action as any holder of Notes may reasonably request from time to time to facilitate any sale or disposition by any such holder of any Notes without registration under the Securities Act and/or any applicable securities laws within the limitation of the exemptions provided by any rule or regulation thereunder, including, without limitation, Rule 144A under the Securities Act, provided that the Company shall not be obligated to incur any expense in order to facilitate a sale or disposition by a holder of the Notes under Regulation S under the Securities Act.

12. Method of Payment of Notes. Irrespective of any provision hereof or of the other Operative Documents to the contrary, so long as you (or your nominee) or any other institutional holder (or the nominee for such other institutional holder) shall hold any Note, the Company will make all payments on such Note to you or such other institutional holder by the method and at the address for such purpose specified in Schedule I attached hereto or by such other method or at such other address as you or such institutional holder may designate in writing, without requiring any presentation or surrender of such Note, except that if any Note shall be paid, prepaid and/or repurchased in full, such Note shall be surrendered to the Company promptly following such payment, prepayment or repurchase and canceled.

Liabilities to Other Holders. Neither this Agreement nor any of the other Operative Documents nor any disposition of any of the Notes shall be deemed to create any liability or obligation on your part to enforce any provision hereof or of any of the other Operative Documents for the benefit or on behalf of any other Person who may be the holder of any Notes.

Covenants of the Company. From and after the date of this Agreement, and thereafter so long as any of the Notes shall remain outstanding, the Company will duly perform and observe, for the benefit of the holders of the Notes, each and all of the covenants hereinafter set forth:

         Books of Record and Account; Reserves. The Company will, and will cause each of its Subsidiaries to (a) at all times keep proper books of record and account in which full, true and correct entries shall be made of its transactions in accordance with GAAP; and (b) set aside on its books from its earnings for each fiscal year all such proper reserves as shall be required in accordance with GAAP in connection with its business.

         14.2. Payment of Taxes; Existence; Maintenance of Properties; Compliance with Laws; Lines of Business;Payment of Taxes; Existence; Maintenance of Properties; Compliance with Laws; Lines of Business; Proprietary Right and Licenses. The Company will, and will cause each of its Subsidiaries to:

                  (a) pay and discharge promptly as they become due and payable all taxes, assessments and other governmental charges or levies imposed upon it or its income or upon any of its property, as well as all material claims of any kind (including material claims for labor, materials and supplies) which, if unpaid, might by law become a Lien upon its property; provided that neither the Company nor any of its Subsidiaries shall be required to pay any such tax, assessment, charge, levy or claim if the amount, applicability or validity thereof shall currently be contested in good faith by appropriate proceedings promptly initiated and diligently conducted and if it shall have set aside on its books such reserves, if any, with respect thereto as are required by GAAP and deemed adequate by the Company and its independent accountants; provided, further, that the Company will, and will cause each of its Subsidiaries to, pay any such tax, assessment, charge, levy or claim prior to the commencement of any proceeding to foreclose any Lien securing the same;

                  (b) do or cause to be done all things necessary to preserve and keep in full force and effect its existence;

                  (c) maintain and keep its properties in good repair, working order and condition, and from time to time make all needful and proper repairs, renewals and replacements, so that the business carried on in connection therewith may be properly and advantageously conducted at all times;

                  (d) comply in all material respects with all applicable laws, statutes, rules, regulations and orders of, and all applicable restrictions imposed by, all governmental authorities in respect of the conduct of its business and the ownership of its property (including, without limitation, Environmental Laws) and all other obligations which it incurs pursuant to any contract or agreement, whether oral or written, express or implied, as such obligations become due;

                  (e) engage only in the Business (and in other lines of business related to the Business) and engage principally in the environmental consulting and engineering component of the Business, substantially in the manner described in the Disclosure Document; and

                  (f) own or have a valid license for all material Proprietary Rights and Licenses used by it in the conduct of its business.

         Insurance. The Company will, and will cause each of its Subsidiaries to, maintain with financially sound and reputable insurers, insurance with respect to its properties and business against casualties or contingencies of the kinds customarily insured against by Persons of established reputation engaged in the same or a similar business and similarly situated, in such amounts and by such methods as shall be customary for such Persons and reasonably deemed adequate by the Company; provided that such insurance shall be in amounts not less than those maintained by the Company and its Subsidiaries, as the case may be, on the date hereof.

         Discount or Sale of Receivables. The Company will not, and will not permit any Subsidiary of the Company, directly or indirectly, to discount or sell any of its accounts receivable, except that the Company or any Subsidiary of the Company may settle doubtful accounts in the ordinary course of business or grant discounts in the ordinary course of business for early or timely payment of accounts receivable, and the Company and its Subsidiaries may collaterally assign their accounts receivable as security for the Notes and the Company's obligations under the Bank Credit Documents to the extent permitted under section 14.8.

         Funded Debt, Current Debt and Preferred Shares. The Company will not, and will not permit any Subsidiary of the Company to, create, assume, incur, guarantee, or in any manner become or be liable in respect of any Funded Debt or Current Debt (it being agreed that for purposes of this section 14.5 contingent Indebtedness shall be deemed to be incurred at the time, if any, that such contingent Indebtedness first becomes Funded Debt or Current Debt, notwithstanding that such contingent Indebtedness was originally incurred at an earlier time) or issue, sell or have outstanding any Preferred Shares other than:

                  (a)      in the case of the Company and its Subsidiaries:

                           (i) Funded Debt evidenced by the Notes and the Note Guarantees;

                           (ii) Funded  Debt,  Current  Debt and,  solely in the
                  case of Subsidiaries of the Company (but not the Company itself), Preferred Shares, in each case outstanding on the date hereof and as described on Exhibit 5.9 or Exhibit 5.2 attached hereto (but excluding any Funded Debt or Current Debt outstanding under the Bank Credit Documents);

                           (iii) Funded Debt or Current Debt under the Bank Credit Documents, provided that the aggregate principal amount (and face amount of any letters of credit) of such Funded Debt and Current Debt permitted by this clause (iii) shall at no time exceed $15,000,000;

                           (iv) additional Funded Debt, Current Debt and, solely
                  in the case of Subsidiaries of the Company (but not the Company itself), Preferred Shares not otherwise permitted under this section 14.5 (including Funded Debt and/or Current Debt incurred pursuant to the Bank Credit Documents in excess of the amount permitted by clause (iii) above and also including Funded Debt and/or Current Debt incurred to extend, refinance, refund or renew any outstanding Funded Debt and/or Current Debt otherwise permitted under this section 14.5(a) or Preferred Shares issued in exchange for Preferred Shares otherwise permitted under this section 14.5(a)), provided that, both at the time of and immediately after giving effect to the incurrence or issuance thereof and the retirement of any Indebtedness or Preferred Shares which are concurrently being retired:

                                    (A)     no Default or Event of Default shall
                           have occurred and be continuing; and

                                    (B) Consolidated Total Debt shall not exceed
                           55% of Consolidated Capitalization; and

                                    (C) in the case of additional Funded Debt or
                           Current Debt being incurred by a Subsidiary of the Company or Preferred Shares being issued by a Subsidiary of the Company, the sum (x) of the aggregate Total Debt of the Company's Subsidiaries and (y) the aggregate liquidation value of all outstanding Preferred Shares of the Company's Subsidiaries shall not exceed 10% of Consolidated Net Worth at the end of the immediately preceding fiscal quarter of the Company; and

                  (b) in the case of any Subsidiary of the Company, Current Debt or Funded Debt owed to the Company or to a Wholly-Owned Subsidiary Guarantor or Preferred Shares owned by the Company or a Wholly-Owned Subsidiary Guarantor.

         For the purposes of this section 14.5, if at any time any Person shall become a Subsidiary of the Company, such Subsidiary shall be deemed to have issued at such time all Preferred Shares and to have become liable at such time in respect of all Current Debt and Funded Debt which such Subsidiary shall have outstanding at such time. The renewal, extension, refinancing or refunding of any Current Debt or Funded Debt or the issuance of Preferred Shares in exchange for Preferred Shares permitted by this section 14.5 shall constitute the issuance of additional Current Debt, Funded Debt or Preferred Shares, as the case may be, which is, in turn, subject to the limitation of the applicable provisions of this section 14.5.

         The Company will not, and will not permit any Subsidiary of the Company to, become obligated under any Guarantee unless as of the date such Guarantee is entered into or otherwise created, assumed or incurred, (x) the maximum amount which the Company or such Subsidiary may become obligated to pay thereunder is then known and determined and (y) to the extent such Guarantee constitutes Funded Debt or Current Debt, such Guarantee may then be entered into or otherwise created, assumed or incurred in compliance with this section 14.5.

         14.6.    Limitation on Restricted Investments and Restricted Payments.

                  (a) The Company will not, and will not permit any of its Subsidiaries to, directly or indirectly, at any time, authorize, declare or make, or incur any liability to make, any Restricted Investment or any Restricted Payment, unless in each case both at the time of and after giving effect to such action:

                           (i) the sum of (x) the aggregate value of all Restricted Investments of the Company and its Subsidiaries (valued, in the manner provided in section 14.6(d), immediately after such action) plus (y) the aggregate amount of all Restricted Payments of the Company and its Subsidiaries, declared or made during the period commencing on the Closing Date and ending on the date such action is taken, would not exceed the sum of:

                                    (A) the sum of (i) $2,000,000,  and (ii) 50%
                           of aggregate Consolidated Net Income for the period commencing on March 1, 1997 and ending on the last day of the most recently completed fiscal quarter of the Company immediately prior to the date such action is taken (the "Test Period"), plus

                                    (B)     the aggregate amount of Net Proceed
                           of Capital Stock for the Test Period; and

                           (ii) the Company  would be permitted to become liable
                  in respect of at least $1.00 of additional Funded Debt or Current Debt under section 14.5(a)(iv); and

                           (iii)    no Default or Event of Default would exist.

                  (b) The Company will not, and will not permit any of its Subsidiaries to, enter into or be or become bound by any agreement (other than this Agreement, the Other Note Agreements, and the Bank Credit Agreement) which encumbers or restricts, or create or otherwise cause or suffer to exist or become effective any encumbrance or restriction upon, the right or ability of any Subsidiary of the Company to:

                           (i) pay dividends or make any other distribution on its Shares (or any participation in its profits) owned by the Company or any Subsidiary of the Company;

                           (ii) pay any Indebtedness owed to the Company or any Subsidiary of the Company;

                           (iii) make loans or advances to or Investments in the Company or any Subsidiary of the Company; or

                           (iv) transfer any of its properties or assets to the Company or any Subsidiary of the Company.

                  (c) Each Person which becomes a Subsidiary of the Company after the Closing Date will be deemed to have made, on the date such Person becomes a Subsidiary of the Company, all Restricted Investments of such Person in existence on such date. Investments in any Person that ceases to be a Subsidiary of the Company after the Closing Date (but in which the Company or another Subsidiary continues to maintain an Investment) will be deemed to have been made on the date on which such Person ceases to be a Subsidiary of the Company.

                  (d) For purposes of this section 14.6 and for purposes of clauses (i) and (j) of the definition of Permitted Investment, as of any date of determination, each Investment shall be valued at the greater of:

                           (i) the amount at which such Investment is initially shown on the books of the Company or any of its Subsidiaries (or zero if such Investment is not shown on any such books); and

                           (ii)     either

                                    (A) in the  case  of  any  Guarantee  of the
                           obligation of any Person, the amount which the Company or any of its Subsidiaries has paid (or is obligated to pay) on account of such obligation less any recoupment by the Company or such Subsidiary of any such payments, or

                                    (B) in the case of any other Investment, the
                           excess of (x) the greater of (1) the amount originally entered on the books of the Company or any of its Subsidiaries with respect thereto and (2) the cost thereof to the Company or its Subsidiary over
                           (y) any return of capital (after income taxes applicable thereto) upon such Investment through the sale or other liquidation thereof or part thereof or otherwise.

         Certain Financial Covenants.  The   Company   will, and  will cause its
Subsidiaries to:

                  (a) Interest Expense Coverage Ratio. Maintain at the end of each fiscal quarter of the Company a ratio of (i) Consolidated EBITDA for the four consecutive fiscal quarters then ended to (ii) Consolidated Interest Expense during such period of not less than 3.00 to 1.00.

                  (b) Fixed Charge Coverage Ratio. Maintain at the end of each fiscal quarter of the Company a Consolidated Fixed Charge Coverage Ratio of not less than 2.50 to 1.00.

                  (c) Consolidated Net Income. Maintain Consolidated Net Income in excess of $1.00 for each period of four consecutive fiscal quarters of the Company.

                  (d) Minimum Consolidated Net Worth. Maintain at the end of each fiscal quarter of the Company Consolidated Net Worth of not less than the sum of (i) $36,351,442, plus (ii) an amount equal to 50% of aggregate Consolidated Net Income (but only if a positive number) for the period commencing on March 1, 1997 and ending on the last day of such fiscal quarter.

                  (e) Minimum Working Capital. Maintain at the end of each fiscal year of the Company Consolidated Working Capital of not less than $24,000,000 as of the fiscal year ending February 28, 1998, which minimum required amount shall increase by $2,000,000 per year as of the end of each fiscal year thereafter. This section 14.7(e) shall automatically terminate and be of no further force and effect from and after the date on which the Bank Credit Agreement ceases to contain the covenant set forth in section 5.10(e) of the Bank Credit Agreement.

         Liens The Company will not, and will not permit any Subsidiary of the Company to, create, assume, incur or suffer to exist any Lien in respect of any property of any character (whether owned on the date hereof or hereafter acquired) other than:

                  (a)      Liens on the Collateral securing the Notes;

                  (b) Liens (other than any Lien created by any Environmental Law or by Section 4068 of ERISA), charges and encumbrances which (i) are incurred in the ordinary course of business and which are incidental to the conduct of the business of the Company and its Subsidiaries and the ownership of its and their property, (ii) are not incurred in connection with the borrowing of money or the obtaining of advances or credit, (iii) do not in the aggregate materially detract from the value of the property of the Company or its Subsidiaries or materially impair the use thereof in the operation of its or their business and (iv) do not (and could not reasonably be expected to) materially adversely affect the rights of the holders of the Notes;

                  (c) Liens on the Collateral securing Funded Debt and/or Current Debt or other obligations of the Company and its Subsidiaries under the Bank Credit Agreement, in each case to the extent that such Funded Debt or Current Debt is permitted under section 14.5(a) (iii) or
         (iv);

                  (d) any Lien  existing on the date  hereof and  referred to on
         Exhibit 5.9 attached hereto (excluding any Lien securing obligations under the Bank Credit Documents) and the replacement, extension or renewal of any such Lien upon or in the same property theretofore subject thereto, in each case as security for the Funded Debt or Current Debt originally secured by such existing Lien (without increase in the amount or change in any direct or contingent obligor) of such Funded Debt or Current Debt;

                  (e) any Lien constituting a purchase money security interest (including Capital Leases and any other title retention or deferred purchase device) incurred in the ordinary course of business to finance the acquisition and/or improvement (or incurred within six months of the acquisition or improvement, as the case may be) of any real property or equipment (including any Lien on real property or equipment if such Lien is incurred to finance the acquisition by the Company and its Subsidiaries of the operating assets (including such real property and equipment) of a third party), including, in the case of any Person which is to be acquired by the Company and thereafter becomes a Subsidiary, any such Lien existing upon or in such Person's real property or equipment at the time such Person becomes a Subsidiary, provided that (i) such Lien does not extend to or cover any property of the Company or any of its Subsidiaries other than the property being leased or acquired, (ii) the aggregate principal amount of Indebtedness secured thereby shall not exceed the cost of such property and (iii) if the Indebtedness secured thereby constitutes Funded Debt or Current Debt, such Funded Debt or Current Debt is permitted under section 14.5(a)(iv); and

                  (f) additional Liens upon any of the assets of the Company or any of its Subsidiaries (other than the Collateral) not otherwise permitted under this section 14.8 (other than additional Liens securing obligations under the Bank Credit Documents), provided that the aggregate value of such assets so subject to such Liens at no time shall exceed an amount equal to 10% of Consolidated Net Worth as of the end of the most recently completed fiscal quarter of the Company.

Notwithstanding anything to the contrary contained herein, in no event shall the Company create, assume, incur or suffer to exist any Lien, or permit any Subsidiary of the Company to create, assume, incur or suffer to exist any Lien, on any of the Collateral except Liens permitted under clauses (a) and (c) of this section 14.8 and existing Liens described on Exhibit 5.9 attached hereto (which Exhibit shall specifically describe the Collateral encumbered by such existing Liens).

         Transactions with Affiliates. The Company will not, and will not permit any Subsidiary of the Company to, engage in any transaction (including, without limitation, the purchase, sale or exchange of any properties and assets or the rendering of any services) with an Affiliate of the Company or of such Subsidiary on terms less favorable to the Company or such Subsidiary in any material respect than would be obtainable at the time in comparable transactions of the Company or such Subsidiary with a Person not such an Affiliate.

         14.10. Limitation on Issuance of Shares of Subsidiaries and Disposition of Shares.

                  (a) The Company will not permit any Subsidiary of the Company to issue, sell or otherwise dispose of any Shares (or any securities convertible into or exercisable or exchangeable for Shares) of such Subsidiary, except to the Company or to a Wholly-Owned Subsidiary Guarantor or, in the case of Preferred Shares, as permitted by section 14.5(a).

                  (b) The Company will not sell,  transfer or otherwise  dispose of any Shares (or any securities convertible into or exercisable or exchangeable for Shares) of any Subsidiary of the Company or any Indebtedness of any Subsidiary of the Company, or permit any Subsidiary of the Company to sell, transfer or otherwise dispose of (except to the Company or to a Wholly-Owned Subsidiary Guarantor) any Shares, securities or any Indebtedness of any other Subsidiary of the Company unless (i) both at the time of and immediately after giving effect to such disposition, no Default or Event of Default shall have occurred and be continuing, (ii) such disposition shall be made in compliance with section 14.12, if applicable, and (iii) each of the following conditions shall be complied with:

                                    (A)  simultaneously  with such  disposition,
                           all such Shares, securities and Indebtedness of such Subsidiary at the time owned by the Company and by every other Subsidiary of the Company shall be disposed of as an entirety;

                                    (B) the Board of  Directors  of the  Company
                           shall have reasonably determined in good faith, as evidenced by a written resolution thereof promptly delivered to the holders of the Notes, that (1) the disposition of such Shares, securities and Indebtedness is in the best interests of the Company and is not disadvantageous in any material respect to the holders of the Notes and (2) such Shares, securities and Indebtedness are being disposed of for fair and adequate cash consideration and on fair and adequate terms; and

                                    (C)   following   such   disposition,    the
                           Subsidiary being disposed of shall not have any continuing investment in the Company or any other of its Subsidiaries not being simultaneously disposed of.

         14.11. Limitation on Consolidation or Merger, etc. The Company will not, and will not permit any of its Subsidiaries to, consolidate with or merge into any other Person or sell, lease or otherwise dispose of all or substantially all of its property in a single transaction or series of transactions to any Person or Persons (except that any Subsidiary of the Company may (x) merge into, or sell, lease or otherwise dispose of all or substantially all of its property in a single transaction or series of transactions to the Company (if the Company is the surviving entity of such transaction) or a Wholly-Owned Subsidiary Guarantor of the Company (if the surviving entity to such transaction is a Wholly-Owned Subsidiary Guarantor of the Company) or (y) sell, lease or otherwise dispose of its property in compliance with section
14.13 (other than 14.13(d)), provided that the Company may consolidate with or merge into, or sell, lease or otherwise dispose of all or substantially all of its property to, any other Person so long as:

                  (a) the successor formed by such consolidation or the survivor of such merger or the Person that acquires all or substantially all of the property of the Company, as the case may be (the "Successor Corporation"), shall be a Solvent corporation organized and existing under the laws of the United States of America, any state thereof or the District of Columbia and having all or substantially all its property in the United States of America;

                  (b) if the Company is not the Successor Corporation, the Successor Corporation shall have executed and delivered to each holder of Notes its assumption of the due and punctual performance and observance of each covenant and condition of this Agreement and each of the other Operative Documents (pursuant to such agreements and instruments as shall be reasonably satisfactory to the Required Holders of Notes), and the Company shall have caused to be delivered to each holder of Notes an opinion of independent counsel reasonably satisfactory to the Required Holders of the Notes, to the effect that all agreements or instruments effecting such assumption are legal, valid and binding obligations of such Successor Corporation enforceable against it in accordance with their respective terms (except as such enforcement may be limited by insolvency, bankruptcy, reorganization or other laws of general application relating to the enforcement of creditors' rights or by general equity principles), that the Notes remain secured by the Note Guarantees and the other Security Documents pursuant to perfected, first priority security interests in the Collateral, and covering such other matters as the Required Holders of the Notes may reasonably request.

                  (c) both before and immediately after giving effect to such transaction, no Default or Event of Default would exist; and

                  (d) after giving effect to such transaction, (i) the Successor Corporation shall have a Consolidated Net Worth equal to or greater than the Consolidated Net Worth of the Company immediately prior to such transaction and (ii) the Successor Corporation shall be permitted to incur at least $1.00 of additional Funded Debt or Current Debt under section 14.5(a)(iv).

No sale, lease or other disposition by the Company shall have the effect of releasing the Company (or any successor corporation that shall theretofore have become such in the manner prescribed in this section 14.11) or any of its Subsidiaries from its liability under this Agreement or any of the other Operative Documents.

         14.12 Limitations on Leasebacks. The Company will not, and will not permit any of its Subsidiaries, directly or indirectly, to sell or otherwise dispose of any of its property if, as part of the same transaction or series of related transactions, any such Person shall then or thereafter rent or lease as lessee, or similarly acquire the right to possession or use of, such property (or a major portion thereof), or other property which it intends to use for substantially the same purpose or purposes, under any lease, agreement or other arrangement which obligates any such person to pay rent as lessee or make any other payments for such possession or use.

         14.13. Limitation on Dispositions of Property. The Company will not, and will not permit any of its Subsidiaries to, directly or indirectly, sell, lease or otherwise dispose of any of their respective properties and assets (including any right, title or interest in any property or asset), whether owned on the date hereof or hereafter acquired and whether real, personal or mixed, tangible or intangible, including, without limitation, Shares, securities or Indebtedness of any Subsidiary of the Company, except:

                  (a) any sale of inventory or work in process in the ordinary course of business;

                  (b)   any transaction permitted under section 14.11;

                  (c) any sale, lease or disposition of assets by a Subsidiary to the Company or to a Wholly-Owned Subsidiary Guarantor; and

                  (d) any sale by the Company or any of its Subsidiaries of any of their respective properties and assets (other than any such properties or assets which constitute part of the Collateral) (each a "Sale of Assets") unless (i) both before and immediately after giving effect to such transaction, (x) no Default or Event of Default shall exist, and (y) the Company shall be permitted to incur at least $1.00 of additional Funded Debt or Current Debt under section 14.5(a)(iv),
         (ii) such properties and assets are sold for cash consideration equal to the fair market value of such properties and assets, and (iii) the Net Asset Sale Proceeds of such sale are (x) within 30 days after the consummation of such sale, offered to the holders of Senior Debt pursuant to section 9.3(a) as prepayment of the Senior Debt, and applied to such prepayment to the extent required by such holders, and/or (y) applied within 360 days after the consummation of such sale to the purchase by the Company or any of its Subsidiaries of property and assets (other than cash or cash equivalents) used and useful in the ordinary course of business of the Company or such Subsidiary. The Net Asset Sale Proceeds of any Sale of Assets pursuant to this clause (d) shall be deposited directly and held in a segregated account at the Collateral Agent until applied in accordance with the preceding sentence, and any such Net Asset Sale Proceeds not so applied within 360 days after consummation of such Sale of Assets shall constitute "Available Unused Proceeds". When the aggregate amount of Available Unused Proceeds exceeds $5,000,000, the Company shall offer all of such Available Unused Proceeds to the holders of the Senior Debt pursuant to section 9.3(b) as prepayment of the Senior Debt. Any such Available Unused Proceeds which are not so required by such holders to be applied in prepayment of the Senior Debt shall be released from the segregated account at the Collateral Agent, shall cease to constitute Available
         Unused Proceeds and thereafter may be used for general corporate purposes of the Company and its Subsidiaries.

         14.14. Modification of Certain Documents, Agreements and Instruments; Renewal of Bank Credit DocumentsModification of Certain Documents, Agreements and Instruments; Renewal of Bank Credit Documents; Replacement Collateral Agency and Intercreditor Agreement. The Company will not and will not permit any Subsidiary to (a) amend, modify or waive, or permit the amendment, modification or waiver of, any term, condition or provision of its charter or by-laws or other organizational document in any respect which could reasonably be expected to result in a Material Adverse Change, (b) file any resolution of the Board of Directors with the Secretary of State of the jurisdiction of its incorporation;
(c) change its fiscal year, or (d) amend or modify, or permit the amendment or modification of, any term, condition or provision of any of the Bank Credit Documents (other than any renewals thereof) except as permitted by the Collateral Agency and Intercreditor Agreement. For the avoidance of doubt, nothing contained herein or in the Collateral Agency and Intercreditor Agreement shall be deemed to limit the ability of the Company to enter into renewals of the Bank Credit Documents on such terms and conditions as may be agreed upon between the Company and the Banks, without the consent of the holders of the Notes, provided that the Funded Debt and Current Debt incurred under such renewal agreements must otherwise be permitted under this Agreement and the execution, delivery and performance of such renewal agreements must otherwise not violate any provision of this Agreement or the other Operative Documents. The holders of the Notes agree to enter into a replacement collateral agency and intercreditor agreement with the Banks and the Collateral Agent with respect to any such renewal agreements of the Bank Credit Documents on the same terms and conditions as the Collateral Agency and Intercreditor Agreement, except for section 7.4 of the Collateral Agency and Intercreditor Agreement, which section shall be omitted from the replacement collateral agency and intercreditor agreement.

         Limitation on Tax Consolidation. The Company will not and will not permit any Subsidiary to become a party to a consolidated federal income tax return with any Person other than the Company and its Subsidiaries.

         14.16 Revolving Credit Facility. The Company will maintain at all times an aggregate of used and unused borrowing capacity of not less than $15,000,000 under a committed revolving credit facility.

         14.17 Accounts. The Company and its Subsidiaries shall maintain at all times their primary depositary and operating accounts (which shall not be deemed to include the investment accounts of the Company and its Subsidiaries) with the Collateral Agent, provided that each active office of the Company and its Subsidiaries may maintain with a depositary institution other than the Collateral Agent a separate operating account for each such active office, provided that the amount on deposit in any such operating account shall at no time exceed $10,000.

         Further Assurances.  urances

                  (a) From time to time hereafter, the Company will execute and deliver, or will cause to be executed and delivered, promptly but in any event within 5 days, such additional agreements, documents and instruments and will take all such other actions as the Required
         Holders of the Notes may reasonably request for the purpose of implementing or effectuating the provisions of this Agreement, the Security Documents and the other Operative Documents or for more fully perfecting or renewing the rights of the Collateral Agent or the holders of the Notes thereunder.

                  (b) Without limiting the generality of the foregoing, in the event that the Company at any time or from time to time shall elect to organize or acquire any Subsidiary, then and in each such case the Company shall (but in any event not later than 20 days prior to consummating any such transaction) notify each holder of Notes and, not later than the date upon which such transaction is consummated, will cause to be executed and delivered to the holder or holders of Notes, a Note Guarantee and Security Agreement executed by such Subsidiary.

     Definitions. Note: Bracketed items are cross-references to the section or sections of the Agreement in which the specified definitions are used; they appear for purpose of convenience only and do not affect the meaning of such definitions.

         Definitions of Capitalized Terms. The terms defined in this section 15.1, whenever used in this Agreement, shall, unless the context otherwise requires, have the following respective meanings:

         "Affiliate" of any Person shall mean any other Person which, directly or indirectly, controls or is controlled by or is under common control with such first-mentioned Person, or any individual, in the case of a Person who is an individual, who has a relationship by blood, marriage or adoption to such first-mentioned Person not more remote than first cousin, and, without limiting the generality of the foregoing, shall include (a) any Person beneficially owning, holding or controlling, directly or indirectly, 10% or more of any class of Voting Stock of such first-mentioned Person, (b) any Person of which such first-mentioned Person owns, holds or controls, directly or indirectly, 10% or more of any class of Voting Stock or (c) any director, officer or executive employee of such first-mentioned Person; provided that, in the absence of actual control, the term Affiliate shall in no event include any financial institution which would otherwise be an Affiliate solely by virtue of owning, holding or controlling, directly or indirectly, Voting Stock of the Company or by virtue of having board visitation rights or a designee on the Board of Directors of the Company; provided, further, that in no event shall you or any other institutional holder of Notes be deemed to be an Affiliate of the Company. For the purposes of this definition, "control" (including, with correlative meanings, the terms "controlled by" and "under common control with"), as used with respect to any Person, shall mean the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such Person, whether through the ownership of Voting Stock or by contract or otherwise; provided that in no event shall the fact that a Person is a holder of Indebtedness of such Person be considered sufficient by itself to enable such Person to direct or cause the direction of the management and policies of such Person.

         "ATEC" shall have the meaning specified in section 4.3.

         "Available Net Proceeds" shall have the meaning specified in section
9.3.

         "Available Unused Proceeds" shall have the meaning specified in section 14.13.

         "Bank Agent" shall have the meaning specified in section 4.3.

         "Bank Credit Agreement" shall have the meaning specified in section 4.3

         "Bank Credit Documents" shall have the meaning specified in section 4.3

         "Banks" shall have the meaning specified in section 4.3.

         "Business" shall have the meaning specified in section 5.4.

         "Business Day" shall mean any day other than a Saturday, Sunday or other day which shall be in Boston, Massachusetts, or New York, New York, a legal holiday or a day on which banking institutions therein are authorized by law to close.

         "Capitalization" of any Person shall mean, at any date, the sum of (a) Total Debt of such Person at such date, and (b) Net Worth of such Person as of the end of the most recently completed fiscal quarter of such Person.
         "Capital Lease" shall mean any lease or similar arrangement which is of such a nature that payment obligations of the lessee or obligor thereunder are required to be capitalized and shown as liabilities upon a balance sheet of such lessee or obligor prepared in accordance with GAAP.

         "Change of Control" shall have the meaning specified in section 9.4.

         "Closing" and "Closing Date" shall have the respective meanings specified in section 3.

         "Code" shall mean the Internal Revenue Code of 1986, or any successor federal statute, and the rules and regulations promulgated thereunder, all as amended, modified or supplemented from time to time.

         "Collateral" shall have the meaning specified in section 1.

         "Collateral Agency and Intercreditor Agreement" shall have the meaning specified in section 1.

         "Collateral Agent" shall mean The Chase Manhattan Bank, acting pursuant to the Collateral Agency and Intercreditor Agreement as collateral agent for the holders of the Notes and the Banks, and any replacement or successor collateral agent thereunder.

         "Commission" shall mean the Securities and Exchange Commission and shall also mean any successor thereto.

         "Common Stock" shall mean the Common Stock of the Company as constituted on the Closing Date and any stock into which such Common Stock shall have been changed or any stock resulting from any reclassification of such Common Stock.

         "Company" shall mean ATC Group Services Inc., a Delaware corporation, and any successor corporation.


         "Confidential Information" shall have the meaning specified in section 8(b).

         "Consolidated Capitalization" [14.5], "Consolidated Current Assets" [14.7], "Consolidated Current Liabilities" [14.7], "Consolidated EBITDA" [14.7], "Consolidated Fixed Charges" [14.7], "Consolidated Interest Expense" [14.7], "Consolidated Net Income" [14.6, 14.7], "Consolidated Net Worth" [14.5, 14.7 and 14.8], "Consolidated Rental Obligations" [14.7], and "Consolidated Total Debt" [14.5], shall mean the Capitalization, Current Assets, Current Liabilities, EBITDA, Fixed Charges, Interest Expense, Net Income, Net Worth, Rental Obligations, and Total Debt, as the case may be, of the Company and its Subsidiaries (whether or not ordinarily consolidated in consolidated financial statements of the Company and its Subsidiaries), all consolidated in accordance with GAAP, and after giving appropriate effect to outside minority interests, if any, in Subsidiaries in accordance with GAAP, provided that (a) in determining Consolidated Net Income and Consolidated EBITDA there shall be excluded (i) the Net Income of any Person (other than a Subsidiary of the Company) in which the Company or any Subsidiary of the Company has an ownership interest, except to the extent that any such Net Income has been actually received by the Company or such Subsidiary in the form of dividends or similar distributions, (ii) any undistributed Net Income of a Subsidiary of the Company which for any reason is unavailable for distribution to the Company or any other Subsidiary of the Company, (iii) the Net Income of any Person accrued prior to the date it becomes a Subsidiary of the Company or is merged into or consolidated with the Company or a Subsidiary of the Company, (iv) in the case of a successor to the Company by consolidation, merger or transfer of assets, the Net Income of such successor accrued prior to such consolidation, merger or transfer, (v) any deferred or other credit representing the excess of the equity in any Subsidiary of the Company at the date of acquisition thereof over the cost of the investment in such Subsidiary, and (vi) any restoration to income of any contingency reserve, except to the extent that provision for such reserve was made out of income accrued during the same period, and (b) in determining Consolidated Net Worth no amount shall be included therein on account of (i) any excess cost of acquisition of shares of any Subsidiary of the Company over the book value of the assets of such Subsidiary attributable to such shares on the books of such Subsidiary at the date of acquisition of such shares or (ii) any excess of the book value of the assets of such Subsidiary attributable to such assets at the date of such acquisition over the cost of acquisition of such assets.

         "Consolidated Fixed Charges Coverage Ratio" [14.7] shall mean, on any date, the ratio of (a) the sum of (i) Consolidated EBITDA for the period of four consecutive fiscal quarters of the Company ending on such date, plus (ii) one-third of Consolidated Rental Obligations in respect of leases other than Capital Leases for such period to (b) Consolidated Fixed Charges for such period.

         "Consolidated Working Capital" shall mean, at any date, the amount by which Consolidated Current Assets at such date exceeds Consolidated Current Liabilities at such date.

         "Current Assets" [14.7] of any Person shall mean, at any date, amounts classified as such according to GAAP.

         "Current Liabilities" [14.7] of any Person shall mean, at any date, amounts classified as such according to GAAP, but including, in the case of the Company, all sums outstanding under the Bank Credit Agreement.

         "Current Debt" [14.5, 14.7] of any Person shall mean, at any date, (a) all Indebtedness for borrowed money or in respect of Capital Leases or the deferred purchase price of property, whether or not interest bearing, and whether secured or unsecured, of such Person at such date which would, in accordance with GAAP, be classified as short-term Indebtedness at such date, but specifically including the current maturities of such Person's Funded Debt, (b) all Guarantees by such Person at such date of Current Debt of others and (c) the aggregate amount which is due on or before the expiration of twelve months from such date in respect of any Redeemable Shares of such Person.

         "Default" shall mean any condition or event which constitutes or, after notice or lapse of time or both, would constitute an Event of Default.

         "Disclosure Document" shall have the meaning specified in section 5.4.

         "EBITDA" of any Person shall mean, for any period, the Net Income of such Person for such period (a) after restoring thereto (without duplication) amounts deducted for (i) Interest Expense, (ii) taxes in respect of income and profits, (iii) amortization expense, including amortization of intangible assets, including good will and covenants not to compete, and depreciation expense, and (iv) the write-off of or the establishment of an allowance against intangible assets, including good will and covenants not to compete, and (b) excluding (without duplication) any gains or losses on the sale of assets other than in the ordinary course of business, in each case determined in accordance with GAAP.

         "Environmental Laws" shall mean any law, statute, rule, regulation or other governmental standard or requirement relating or pertaining to (a) the generation, manufacture, management, handling, use, sale, transportation, treatment, storage, disposal, delivery, discharge, release or emission of any waste, pollutant or toxic, hazardous or other substance, or (b) any other act, omission or condition affecting or involving the environment or air or water pollution or soil or groundwater contamination.

         "ERISA" shall mean the Employee Retirement Income Security Act of 1974, or any successor federal statute, and the rules and regulations promulgated thereunder, all as amended, modified or supplemented from time to time.

         "ERISA Affiliate" shall mean each trade or business (whether or not incorporated) that, together with the Company, would be treated as a single employer under section 4001(b) of ERISA, or that is a member of a group of which the Company is a member and that is a controlled group within the meaning of section 4971(e)(2)(B) of the Code.

         "Event of Default" shall have the meaning specified in section 16.1.

         "Excess  Available  Net Proceeds"  shall have the meaning  specified in section 9.3.

         "Excess Available Unused Proceeds" shall have the meaning specified  in section 9.3.
         "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended, or any successor federal statute, and the rules and regulations promulgated thereunder, all as amended, modified or supplemented from time to time.
         "Fixed Charges" for any Person shall mean, for any period, the sum (without duplication of amounts) of (a) all Interest Expense of such Person for such period and (b) one-third of all Rental Obligations of such Person for such period in respect of leases other than Capital Leases and other than equipment leases with a term of six months or less entered into for the performance of a specific client project, in each case determined in accordance with GAAP.

         "Funded Debt" of any Person shall mean, at any date, (a) all Indebtedness for borrowed money or in respect of Capital Leases or the deferred purchase price of property, whether or not interest-bearing, of such Person which would, in accordance with GAAP, be classified as long-term Indebtedness at such date, but in any event (i) including all such Indebtedness, whether secured or unsecured, of such Person which matures (or which, pursuant to the terms of a revolving credit agreement or otherwise, is directly or indirectly renewable or extendible at the option of such Person for a period ending) more than twelve months after the date of the creation thereof, notwithstanding the fact that payments in respect thereof (whether installment, serial maturity or sinking fund payments or otherwise) are required to be made by such Person not more than twelve months after the date as of which the amount of Funded Debt is being determined, other than any amount which is at the time included in Current Debt of such Person, and (ii) including non-contingent obligations to ATEC pursuant to a Master Sublease and Master Equipment Lease Agreement, each dated May 24, 1996, but excluding any such obligations which constitute Rental Obligations of the Company, (b) all Guarantees by such Person at such date of Funded Debt of others, and (c) the aggregate amount which is due more than twelve months from such date in respect of any Redeemable Shares of such Person.

         "GAAP" shall mean generally accepted accounting principles as in effect in the United States from time to time, consistently applied.

         "Guarantee" of any Person shall mean, at any date, any obligation of such Person at such date guaranteeing, directly or indirectly, any Indebtedness or other obligation of any other Person in any manner, but in any event including all endorsements (other than for collection or deposit in the ordinary course of business), all discounts with recourse and all obligations incurred through an agreement, contingent or otherwise, (a) to purchase the obligations of any other Person or any security therefor or to advance or supply funds for the payment or purchase of such obligations, or (b) to purchase, sell or lease (as lessee or lessor) property, products, materials or supplies or to purchase or sell transportation or services, primarily for the purpose of enabling the obligor to make payment of such obligations or to assure the owner of such obligations against loss, regardless of the delivery or non-delivery of the property, products, materials or supplies or the furnishing or nonfurnishing of the transportation or services, or (c) to provide funds for the payment of, or obligating such Person to make, any loan, advance, capital contribution or other investment in the obligor for the purpose of assuring a minimum equity, asset base, working capital or other balance sheet condition for any date or to provide funds for the payment of any obligation, dividend or stock liquidation payment, or otherwise to supply funds to or in any manner invest in the obligor. The amount of any Guarantee shall be equal to the amount of all Indebtedness and other obligations directly or indirectly guaranteed thereby.

         "Holder's Net Proceeds Prepayment Amount" shall have the meaning specified in section 9.3.

         "Holder's Unused Proceeds Prepayment Amount" shall have the meaning specified in section 9.3.

         "Indebtedness" of any Person shall mean, at any date, all indebtedness, liabilities and other obligations of such Person at such date (other than items of shareholders' equity) which would, in accordance with GAAP, be classified as liabilities of such Person, but in any event including (without duplication):

                  (a)      all Guarantees of such Person;

                  (b) all indebtedness, liabilities and other obligations secured by any Lien in respect of property owned by such Person, whether or not such Person has assumed or become liable for the payment of such obligations;

                  (c) all indebtedness, liabilities and other obligations of such Person arising under any conditional sale or other title retention agreement, whether or not the rights and remedies of the seller or lender under such agreement in the event of default are limited to repossession or sale of such property;

                  (d) the amount of the obligation required to be recorded by the lessee in respect of any Capital Lease under which such Person is lessee; and

                  (e) all indebtedness, liabilities and other obligations arising in connection with letters of credit, bankers acceptances or other credit enhancement facilities and in connection with interest rate swaps, currency swaps and similar obligations which require such Person to make payments, whether periodically or upon the happening of a contingency.

         "Indemnified Costs" shall have the meaning specified in section 20.

         "Indemnitee" shall have the meaning specified in section 20.

         "Interest Expense" [14.7] of any Person shall mean, for any period, the aggregate amount of (a) all interest paid, payable or guaranteed during such period by such Person in respect of Funded Debt and Current Debt (including, without limitation, Capital Leases), determined in accordance with GAAP, and (b) all interest capitalized or deferred during such period, determined in accordance with GAAP. Interest which is payable at a floating or variable rate shall be determined on the basis of the rate in effect on the date as of which Interest Expense is to be determined.

         "Investment" shall mean any investment made by stock purchase, capital contribution, loan, advance, acquisition of Indebtedness, Guarantee or otherwise, provided that in no event shall the term Investment include the direct acquisition of the operating assets of another Person.

         "Licenses" shall mean certificates of public convenience and necessity, franchises, licenses and other permits and authorizations from governmental authorities.

         "Lien" shall mean any mortgage, pledge, hypothecation, assignment, deposit arrangement, lien (statutory or otherwise), preference, priority, security interest, chattel mortgage or other charge or encumbrance of any kind, or any other type of preferential arrangement, including, without limitation, the lien or retained security title of a conditional vendor and any easement, right of way or other encumbrance on title to real property and any lease having substantially the same effect as any of the foregoing.

         "Make Whole Amount" shall mean, at any date, with respect to any prepayment or payment (whether on account of acceleration or otherwise) of any Notes, if the Treasury Rate plus 50 basis points at such date is lower than 8.18% per annum, the excess of (a) the present value of the principal and interest payments on and in respect of the Notes being prepaid or paid, as the case may be, that would otherwise become due and payable (without giving effect to such prepayment or payment) (including the final payment on the maturity date of the Notes), discounted at a rate which is equal to the Treasury Rate plus 50 basis points over (b) the principal amount of the Notes being prepaid or paid, as the case may be, at par. If the Treasury Rate plus 50 basis points at the date of such prepayment or payment is equal to or higher than 8.18% per annum, the Make Whole Amount is zero.

         "Material Adverse Change" shall mean a material adverse change in or effect upon any of (a) the condition (financial or otherwise), business, performance, operations, properties, profits or prospects of the Company or the Company and its Subsidiaries taken as one enterprise, (b) the legality, validity or enforceability of this Agreement, the Notes or any of the other Operative Documents, including, without limitation, the Liens created or intended to be created by the Security Documents; (c) the rights and remedies of any holder of Notes or (d) the ability of the Company or any of its Subsidiaries to perform its obligations under any of the Operative Documents and/or to comply with any of the terms thereof applicable to it.

         "Multiemployer  Plan" shall mean a  "multiemployer  plan" as defined in section 4001(a)(3) of ERISA to which the Company or any ERISA Affiliate is making or accruing an obligation to make contributions.

         "Net Asset Sale Proceeds" shall mean, in the case of any Sale of Assets, the gross cash proceeds of such sale whenever received by the Company and its Subsidiaries after deducting: (a) the aggregate amount of Indebtedness secured by a Lien on the assets so sold or incurred in connection with the original acquisition of the assets so sold, but in each case only to the extent such Indebtedness is required to be repaid and is so repaid as a condition to or upon consummation of such sale, (b) the reasonable out-of-pocket expenses incurred by the Company and its Subsidiaries in connection with such sale, and
(c) all taxes payable by the Company and its Subsidiaries as a result of such sale, including taxes in respect of income and profits.

         "Net Income" [14.7] of any Person shall mean, for any period, the net income (or net loss), excluding all extraordinary, unusual, nonrecurring and/or nonoperating gains or losses of such Person for such period, determined in accordance with GAAP.

         "Net Proceeds of Capital Stock" shall mean, for any period, all cash proceeds (net of all costs and out-of-pocket expenses in connection therewith, including, without limitation, placement, underwriting and brokerage fees and expenses) received by the Company during such period, from the sale of Shares (but not the sale of Redeemable Shares) of the Company.

         "Net Worth"  [14.7] of any Person shall mean,  at any date,  the sum of
(a) the capital stock (excluding treasury stock and capital stock subscribed and unissued) and (b) surplus (including retained earnings, additional paid-in capital and the balance of the current profit and loss account not transferred to surplus) of such Person at such date, determined in accordance with GAAP.

         "Note Guarantee" and "Note Guarantees" shall have the respective meanings specified in section 1.

         "Notes" shall have the meaning specified in section 1.

         "Officers' Certificate" shall mean a certificate signed on behalf of the Company by its President or one of its Vice Presidents and by its Treasurer or one of its Assistant Treasurers.

         "Old Bank Agreement" shall have the meaning specified in section 4.3.

         "Operative Documents" shall mean this Agreement, the Other Note Agreements, the Notes, the Security Documents, the Collateral Agency and
Intercreditor Agreement and each of the other agreements, documents and instruments executed in connection herewith and therewith, each as it may from time to time be amended, modified or supplemented.

         "Other  Note  Agreements"  and  "Other   Purchasers"   shall  have  the
respective meanings specified in section 1.

         "PBGC" shall mean the Pension Benefit Guaranty Corporation, and shall also mean any successor thereto.

         "Permitted Investment" shall mean any of the following Investments:

                  (a) Investments existing on the date hereof and referred to in
         Exhibit 5.9 attached hereto;

                  (b) Investments by the Company or by any Subsidiary of the Company in any Wholly-Owned Subsidiary Guarantor (or in any Person which simultaneously therewith becomes a Wholly-Owned Subsidiary Guarantor) made by stock purchase, capital contribution, loan or advance, provided that (i) both at the time of and immediately after giving effect to any such Investment, no Default or Event of Default shall have occurred and be continuing and (ii) all such Investments are made only in Solvent entities (A) which are organized under the laws of and conduct substantially all of their respective businesses in the United States of America or a state thereof or the District of Columbia and having all or substantially all of its property in the United States of America; and (B) whose lines of business are not materially different from those in which the Company and its Subsidiaries are now engaged;

                  (c) Investments by any Subsidiary of the Company in the Company;

                  (d) readily marketable obligations (having a maturity not in excess of 12 months from the date of acquisition thereof) of, or fully and unconditionally guaranteed (as to both principal and interest) by, the United States of America or an agency thereof, or a foreign government, the treasury obligations of which are rated AAA by Standard & Poor's Corporation and Aaa by Moody's Investors Service, Inc.;

                  (e) negotiable certificates of deposit (having a maturity not in excess of 12 months from the date of acquisition thereof) evidencing direct obligations of any federally insured commercial bank or trust company organized and operating in the United States of America having either (i) capital and surplus and undistributed profits of at least $100,000,000 or (ii) assets of at least $1,000,000,000 and in each case having the highest rating available from Moody's Investors Service, Inc. and Standard & Poor's Corporation;

                  (f) repurchase agreements (having a term not in excess of 90 days) with any commercial bank or trust company described in clause (e) above, provided that (i) title to and custody of the collateral for each such repurchase agreement is held by the Company or an agent of the Company other than the issuer of such repurchase agreement and affiliates thereof, (ii) the fair market value (for purposes hereof, the fair market value of the collateral shall mean the bid prices thereof as published in a standard publication) of the collateral for each such repurchase agreement shall at all times be at least 102% of the amount of such repurchase obligation and (iii) the collateral for each such repurchase agreement shall be in negotiable form, shall be free of all liens and shall consist solely of securities of the sort described in clause (d) above;

                  (g) accounts receivable arising from transactions in the ordinary course of business; contingent liabilities represented by endorsements of negotiable instruments for collection or deposit in the ordinary course of business; advances, deposits, down payments and prepayments on account of firm purchase orders made in the ordinary course of business;

                  (h) commercial paper and loan participations (having a maturity not in excess of 270 days from the date of issue ) evidencing the direct obligation of any corporation organized and operating in the United States of America and having a rating which is A-1 or P-1 or better at the time of acquisition thereof;

                  (i) commercial paper and loan participations (having a maturity not in excess of 270 days from the date of issue) evidencing the direct obligation of any corporation organized and operating in the United States of America and having a rating A-3 or P-3 or better at the time of acquisition thereof, provided that the aggregate value (determined as provided in section 14.6) of all Investments made pursuant to this clause (i) shall not exceed $5,000,000; and

                  (j)  other   Investments  made  after  the  Closing  Date  not
         otherwise permitted by the preceding clauses of this definition, provided that (i) all such Investments are made only in Solvent entities and (ii) both at the time of and immediately after giving effect to any such Investment, (A) no Default or Event of Default shall have occurred and be continuing and (B) the aggregate value (determined as provided in section 14.6) of all Investments made pursuant to this clause (j) does not exceed 15% of Consolidated Net Worth.

         "Person" shall mean an individual, a corporation, an association, a joint-stock company, a business trust or other similar organization, a partnership, a limited liability company, a joint venture, a trust, an unincorporated organization or a government or any agency, instrumentality or political subdivision thereof.

         "Plan" shall mean an "employee benefit plan" (as defined in section 3(3) of ERISA) that is or, within the preceding five years, has been established or maintained, or to which contributions are or, within the preceding five years, have been made or required to be made, by the Company or any ERISA Affiliate or with respect to which the Company or any ERISA Affiliate may have any liability.

         "Preferred Shares", as applied to shares of any Person, shall mean Shares of such Person which shall be entitled to preference or priority over any other Shares of such Person in respect of either the payment of dividends or the distribution of assets upon liquidation.

         "Proprietary Rights" shall mean any patents, registered and common law trademarks, service marks, trade names, copyrights, licenses and other similar rights (including, without limitation, know-how, trade secrets and other confidential information) and applications for each of the foregoing, if any.

         "Redeemable" shall mean, with respect to any Shares of any Person, each Share of such Person that is (a) redeemable, payable or required to be purchased or otherwise retired or extinguished, or convertible into Funded Debt or Current Debt of such Person, (i) at a fixed or determinable date, whether by operation of any sinking fund or otherwise, (ii) at the option of any Person other than such Person or (iii) upon the occurrence of a condition not solely within the control of such Person or (b) convertible into other Redeemable Shares.

         "Rental Obligations" of any Person shall mean, for any period, all rents and other amounts determined in accordance with GAAP paid, payable or guaranteed during such period by such Person, as lessee or sublessee under any lease, including, without limitation, any amount required to be paid by such Person as rents or additional rents on account of maintenance, repairs, insurance, taxes, utilities and similar charges determined in accordance with GAAP. Whenever it is necessary to determine the amount of Rental Obligations for any period, to the extent that such Rental Obligations are not definitely determinable by the terms of the lease, the Rental Obligations not so definitely determinable shall be estimated in good faith and in such reasonable manner as the Board of Directors of the Company may select (as evidenced by certified resolutions thereof promptly delivered to the holder or holders of the Notes). Notwithstanding the foregoing, Rental Obligations of the Company and its Subsidiaries shall include only that portion of the amounts payable by the Company under the ATEC Master Sublease and Master Equipment Lease Agreement, each dated May 24, 1996, which is being expensed by the Company and its Subsidiaries, which was based on the fair market value of the property subject to such agreements.

         "Required Holders" as applied to describe the required holder or holders of the Notes, shall mean, at any date, the holder or holders of 51% or more in aggregate principal amount of the Notes at the time outstanding (excluding all Notes at the time owned by the Company or any Affiliate of the Company).

         "Restricted Investment"  shall  mean   any   investment  other  than  a
Permitted Investment.

         "Restricted Payment" as applied to any Person shall mean:

                  (a) any dividend or other  distribution or payment  (including any distribution of properties, assets, cash, rights, obligations or securities), direct or indirect, on account of any Shares of such Person now or hereafter outstanding (including, without limitation, Preferred Shares) or any securities convertible into or exercisable or exchangeable for such Shares or any rights, options or warrants to
         acquire  any  such  Shares,   except  for  (i)  any  such  dividend  or
         distribution or payment to the Company and/or any Wholly-Owned Subsidiary Guarantor and (ii) a dividend payable to all of the holders of the Common Stock solely in shares of Common Stock; and

                  (b) any redemption, retirement, purchase or other acquisition, direct or indirect, of any Shares of such Person now or hereafter outstanding (including, without limitation, Preferred Shares) or any securities convertible into or exercisable or exchangeable for such Shares or any rights, options or warrants to acquire any such Shares.

         For purposes of this Agreement, the amount of any Restricted Payment made in property other than cash shall be the greater of (x) the fair market value of such property (as reasonably determined in good faith by the board of directors (or equivalent governing body) of the Person making such Restricted Payment) and (y) the net book value thereof on the books of such Person, in each case determined as of the date on which such Restricted Payment is made.

         "Sale of Assets" shall have the meaning specified in section 14.13.

         "Securities Act" shall mean the Securities Act of 1933, as amended, or any successor federal statute, and the rules and regulations promulgated thereunder, all as amended, modified or supplemented from time to time.

         "Security   Agreement"  and  "Security   Agreements"   shall  have  the
respective meanings specified in section 1.

         "Security Document" and "Security Documents" shall have the respective meanings specified in section 1.

         "Senior Debt" shall mean all Funded Debt and/or Current Debt of the Company, including, without limitation, the Notes and the Current Debt and Funded Debt outstanding under the Bank Credit Agreement, other than any such Funded Debt or Current Debt which is subordinate in right of payment to the Notes and/or the Current Debt and Funded Debt outstanding under the Bank Credit Agreement.

         "Shares" of any Person shall include any and all shares of capital stock, partnership interests, membership interests, or other shares, interests, participations or other equivalents (however designated of any class) in the capital of, or other ownership interests in, such Person.

         "Solvent" as applied to any Person at any date shall mean that on and as of such date (a) the fair value of the properties and assets of such Person is greater than the total amount of liabilities, including, without limitation, contingent liabilities, of such Person, (b) the present fair salable value of the properties and assets of such Person is not less than the amount that will be required to pay the probable liability of such Person on its debts as they become absolute and matured, (c) such Person does not intend to, and does not believe that it will, incur debts or liabilities beyond such Person's ability to pay as such debts and liabilities mature and (d) such Person is not engaged in business or a transaction, and is not about to engage in business or a transaction, for which such Person's properties and assets would constitute an unreasonably small capital. The amount of contingent liabilities on and as of any date shall be computed as the amount that, in the light of all the facts and circumstances existing on and as of such date, represents the amount that can reasonably be expected to become an actual or matured liability. For purposes of this definition, "Person" shall mean, where so required by the context in which the term "Solvent" appears, such Person and its Subsidiaries taken as a whole.

         "Source" shall have the meaning specified in section 10(b).

         "Subsidiary" of any Person at any date shall mean (a) any other Person a majority (by number of votes) of the Voting Stock of which is owned by such first-mentioned Person and/or by one or more other Subsidiaries of such first-mentioned Person; (b) any other Person of which such first-mentioned Person or any of its other Subsidiaries is a general partner; and (c) any other Person with respect to which such first-mentioned Person and/or any one or more other Subsidiaries of such first-mentioned Person (i) is entitled to 50% or more of such Person's profits or losses or 50% or more of such Person's assets on liquidation or (ii) holds an equity interest in such Person of 50% or more or
(iii) is entitled to elect or direct the election of the majority of the directors or other governing body of such Person. As used herein, unless the context clearly requires otherwise, the term "Subsidiary" refers to a Subsidiary of the Company.

         "Successor Corporation" shall have the meaning specified in section 14.11.

         "Test Period" shall have the meaning specified in section 14.6.

         "Total Debt" [14.5] of any Person shall mean, at any date, the sum of Funded Debt and Current Debt of such Person outstanding on such date (which shall not be deemed to include undrawn commitments under the Bank Credit Documents).

         "Treasury Rate" at any time with respect to any Notes being prepaid or paid (whether on account of acceleration or otherwise), as the case may be, shall mean and shall be determined by reference to the applicable display on the Bloomberg Financial Markets Service as of 10:00 A.M., Boston time, on the second Business Day prior to the date fixed for such prepayment or payment (or, if such display is no longer available, any publicly available source of similar market data as selected by the Required Holders of the Notes), and shall be the yield on actively traded United States Treasury securities adjusted to a maturity equal to the then remaining Weighted Average Life to Maturity of the Notes then being prepaid or paid (whether on account of acceleration or otherwise) (the "Remaining Life"). If the Remaining Life is not equal to the maturity of a United States Treasury security for which a yield is given, the Treasury Rate shall be obtained by linear interpolation (calculated to the nearest one-twelfth of a year) from the weekly average yields of the two closest United States Treasury securities for which such yields are given, except that if the Remaining Life is less than one year, the average yield on actively traded United States Treasury securities adjusted to a constant maturity of one year shall be used. The Treasury Rate shall be computed to the fifth decimal place (one-thousandth of a percentage point) and then rounded to the fourth decimal place (one-hundredth of a percentage point).

         "Voting Stock", when used with reference to any Person, shall mean Shares (however designated) of such Person having ordinary voting power for the election of a majority of the members of the board of directors (or other governing body) of such Person, other than Shares having such power only by reason of the happening of a contingency.

         "Weighted Average Life to Maturity" of any Indebtedness or obligation shall mean, at any date, the number of years obtained by dividing the then Remaining Dollar-years of such Indebtedness or obligation by the then outstanding principal amount of such Indebtedness or obligation. For purposes of this definition, the "Remaining Dollar-years" of any Indebtedness or obligation shall mean, at any date, the total of the products obtained by multiplying (a) the amount of each then remaining installment, sinking fund, serial maturity or other required payment, including payment at final maturity, in respect thereof, by (b) the number of years (calculated to the nearest one-twelfth) which will elapse between such date and the making of such payment.

         "Wholly-Owned Subsidiary" shall mean any Subsidiary all of the outstanding shares of which, other than directors' qualifying shares, shall at the time be owned by the Company and/or by one or more other Wholly-Owned Subsidiaries and the accounts of which are consolidated with those of the Company in accordance with GAAP.

         "Wholly-Owned Subsidiary Guarantor" shall mean any Wholly-Owned Subsidiary that has delivered to each holder of any Notes a valid, binding and enforceable Note Guarantee and Security Agreement, and all of whose properties and assets which constitute Collateral are subject to valid and enforceable first priority perfected Liens in favor of the Collateral Agent.

         "Withdrawal  Liability"  shall have the  meaning  given such term under
Part 1 of Subtitle E of Title IV of ERISA.

         Other Definitions. The terms defined in this section 15.2, whenever used in this Agreement, shall, unless the context otherwise requires, have the respective meanings hereinafter specified.

         "this Agreement" (and similar references to any of the other Operative Documents) shall mean, and the words "herein" (and "therein"), "hereof" (and "thereof"), "hereunder" (and "thereunder") and words of similar import shall refer to, such instruments as they may from time to time be amended, modified or supplemented.

         "corporation" shall include an association, joint stock company, business trust or other similar organization.

         "premium" when used in conjunction with references to principal of and interest on the Notes, shall mean any amount due upon any payment or prepayment of any of the Notes, other than principal and interest, and shall include the Make Whole Amount.

         Accounting Terms and Principles; Laws.es; Laws

                  (a) All accounting terms used herein which are not expressly defined in this Agreement shall have the respective meanings given to them, all computations made pursuant to this Agreement shall be made and all financial statements shall be prepared in accordance with GAAP as in effect in the United States from time to time.

                  (b) All references herein to laws, statutes, rules, regulations and/or to other governmental restrictions, standards and/or requirements shall, unless the context clearly requires otherwise, be deemed to refer to those promulgated, issued and/or enforced by any domestic or foreign federal, state or local government, governmental agency, authority, court, instrumentality or regulatory body, including, without limitation, those of the United States of America or any state thereof or the District of Columbia.

Remedies.Remedies

         Events of Default Defined; Acceleration of Maturity. If any one or more of the following events ("Events of Default") shall occur (for whatever reason), that is to say:

                  (a) if default shall be made in the due and punctual payment of all or any part of the principal of, or premium (if any) on, any Note, when and as the same shall become due and payable, whether at the stated maturity thereof, by notice of or demand for prepayment, or otherwise;

                  (b) if default shall be made in the due and punctual payment of any interest on any Note when and as such interest shall become due and payable and such default shall have continued for a period of five Business Days;

                  (c) if default shall be made in the performance or observance of any term of sections 7(g), 8, 9.7, 14.2(b), or 14.5 to 14.18, inclusive of this Agreement or of any term of sections 1.04 or 1.05 of any of the Security Agreements;

                  (d) if default shall be made in the performance or observance of any other term in this Agreement or any of the other Operative Documents and such default shall have continued for a period of 30 days after the earlier to occur of (i) the Company's obtaining actual knowledge of such default or (ii) the Company's receipt of written notice of such default;

                  (e) if the Company or any Subsidiary of the Company shall make a general assignment for the benefit of creditors, or shall not pay its debts as they become due, or shall admit in writing its inability to pay its debts as they become due, or shall file a voluntary petition in bankruptcy, or shall be adjudicated bankrupt or insolvent, or shall file any petition or answer seeking for itself any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any present or future statute, law or regulation, or shall file any answer admitting or not contesting the material allegations of a petition filed against it in any such proceeding, or shall seek or consent to or acquiesce in the appointment of any trustee, custodian, receiver, liquidator or fiscal agent for it or for all or any substantial part of its properties, or the Company or any Subsidiary of the Company or its board of directors or controlling equityholders shall take any corporate or similar action looking to its dissolution or liquidation;

                  (f) if, within 60 days after the commencement of an action against the Company or any Subsidiary of the Company seeking any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any present or future statute, law or regulation, such action shall not have been dismissed or all orders or proceedings affecting the operations or business of the Company or such Subsidiary stayed, or if the stay of any such order or proceeding shall thereafter be set aside, or if, within 60 days after the appointment without the consent or acquiescence of the Company or such Subsidiary of any trustee, custodian, receiver, liquidator or fiscal agent for the Company or any Subsidiary of the Company or for all or any substantial part of their respective properties, such appointment shall not have been vacated;

                  (g) if, under the provisions of any law for the relief or aid of debtors, any court or governmental agency of competent jurisdiction shall assume custody or control of the Company or of any Subsidiary of the Company or of all or any substantial part of their respective properties;
                  (h) if (i) the Company or any Subsidiary of the Company shall fail to make any payment due on any Indebtedness (other than the Notes and Indebtedness under the Bank Credit Documents) or other obligation or to perform, observe or discharge any covenant, condition or obligation in any agreement, document or instrument evidencing, securing or relating to such Indebtedness or other obligation, and such failure shall continue beyond any applicable grace period, if the aggregate outstanding amount thereof exceeds $2,000,000 or if the aggregate outstanding amount thereof together with any other Indebtedness or other obligation as to which the Company is in default exceeds $3,000,000, (ii) any such Indebtedness or other obligation shall become due and payable by its terms and shall not be paid or extended or (iii) as a consequence of the occurrence or continuation of any event or condition, the Company or any Subsidiary of the Company shall become obligated to purchase or repay any such Indebtedness or obligation before its regular maturity or before its regularly scheduled date of payment (or one or more Persons shall have the right to require the Company or any Subsidiary of the Company so to purchase or repay such Indebtedness or other obligation); provided that any payment made into an escrow account or to a court appointed trustee, pending the settlement of a bona fide dispute with respect to any such Indebtedness or other obligation, shall not be deemed a failure to make such payment for purposes of this clause (h) so long as such payment cures or suspends the existence of the default under the underlying obligation;

                  (i) if (i) the Company or any Subsidiary of the Company shall fail to make any payment due on any Indebtedness under the Bank Credit Documents or to perform, observe or discharge any covenant, condition or obligation in any agreement, document or instrument evidencing, securing or relating to such Indebtedness, and such failure shall continue beyond any applicable grace period, (ii) any such Indebtedness shall become due and payable by its terms and shall not be paid or extended or (iii) as a consequence of the occurrence or continuation of any event or condition, the Company or any Subsidiary of the Company shall become obligated to purchase or repay any such Indebtedness before its regular maturity or before its regularly scheduled date of payment (or one or more Persons shall have the right to require the Company or any Subsidiary of the Company so to purchase or repay such Indebtedness);

                  (j) if a final judgment for the payment of money which, together with all other outstanding final judgments for the payment of money against the Company and/or any of its Subsidiaries, exceeds an aggregate of $2,500,000 shall be rendered by a court of record against the Company or any Subsidiary, and the Company or such Subsidiary shall not discharge the same or provide for its discharge in accordance with its terms, or procure a stay of execution thereof within 45 days from the date of entry thereof and within such period of 45 days, or such longer period during which execution of such judgment shall have been stayed, move to vacate such judgment or appeal therefrom and cause the execution thereof to be stayed pending determination of such motion or during such appeal;
                  (k) if any representation or warranty made by or on behalf of the Company or any Subsidiary of the Company in this Agreement or in any of the other Operative Documents or in any agreement, document or instrument delivered under or pursuant to any provision hereof or thereof shall prove to have been false or incorrect in any material respect on the date as of which made;

                  (l) if, at any time, this Agreement or any of the other Operative Documents shall for any reason (other than the scheduled termination thereof in accordance with its terms) expire, fail to be in full force and effect or be disaffirmed, repudiated, canceled, terminated or declared to be unenforceable, null and void (other than by a holder of the Notes (excluding the Company or any Affiliate of the Company));

                  (m) if any foreclosure proceeding to exercise a power of sale or other similar proceeding is instituted or any attempted sale, seizure or other similar enforcement action is instituted by the holder of any Lien upon all or any part of the assets of the Company or any of its Subsidiaries whether or not the Lien is prior to or subordinate to any of the Security Documents; or

                  (n) if (i) any Plan shall fail to satisfy the minimum funding standards of ERISA or the Code for any plan year or part thereof or a waiver of such standards or extension of any amortization period is sought or granted under section 412 of the Code, (ii) a notice of intent to terminate any Plan shall have been or is reasonably expected to be filed with the PBGC or the PBGC shall have instituted proceedings under section 4042 of ERISA to terminate or appoint a trustee to administer any Plan or the PBGC shall have notified the Company or any ERISA Affiliate that a Plan may become a subject of any such proceedings, (iii) the aggregate "amount of unfunded benefit liabilities" (within the meaning of section 4001(a)(18) of ERISA) under all Plans, determined in accordance with Title IV of ERISA, shall exceed $250,000, (iv) the Company or any ERISA Affiliate shall have incurred or is reasonably expected to incur any liability pursuant to Title I or IV of ERISA or the penalty or excise tax provisions of the Code relating to employee benefit plans, (v) the Company or any ERISA Affiliate withdraws from any Multiemployer Plan, or (vi) the Company or any Subsidiary of the Company establishes or amends any employee welfare benefit plan that provides post-employment welfare benefits in a manner that would increase the liability of the Company and/or its Subsidiaries thereunder; and any such event or events described in clauses (i) through (vi) above, either individually or together with any other such event or events, has resulted in, or could reasonably be expected to result in, a Material Adverse Change;

then, in the case of any Event of Default (other than one of the character described in subdivisions (e), (f) or (g) of this section 16.1) and at the option of the Required Holders of the Notes at the time outstanding (excluding any Notes at the time owned by the Company or any Affiliate of the Company), exercised by written notice to the Company, the principal of all Notes shall forthwith become due and payable, together with interest accrued thereon, without presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived, and the Company shall forthwith upon any such acceleration pay to the holder or holders of all the Notes then outstanding (i) the entire principal of and interest accrued on the Notes, and (ii) in addition, to the extent permitted by applicable law, an amount equal to the Make Whole Amount, as liquidated damages and not as a penalty; provided that, in the case of an Event of Default of the character described in section 16.1(a) or 16.1(b) and irrespective of whether all of the Notes have been declared due and payable by the Required Holders of the Notes at the time outstanding (except any Notes at the time owned by the Company or any Affiliate of the Company), any holder of Notes who or which has not consented to any waiver with respect to such Event of Default may, at the option of such holder, by written notice to the Company, declare all Notes then held by such holder to be, and such Notes shall thereupon become, forthwith due and payable, together with interest accrued thereon, without presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived, and the Company shall forthwith upon any such acceleration pay to such holder (i) the entire principal of and interest accrued on such Notes, and (ii) in addition, to the extent permitted by applicable law, an amount equal to the Make Whole Amount, as liquidated damages and not as a penalty; provided, further, that, in the case of an Event of Default of the character described in section 16.1(e), (f) and (g), the principal of all Notes shall forthwith become due and payable, together with interest accrued thereon (including any interest accruing after the commencement of any action or proceeding under any bankruptcy, insolvency or other similar law, and any other interest that would have accrued but for the commencement of such proceeding, whether or not any such interest is allowed as an enforceable claim in such proceeding), without presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived, and the Company shall forthwith upon any such acceleration pay to the holder or holders of all the Notes then outstanding (i) the entire principal of and interest accrued on the Notes, and
(ii) in addition, to the extent permitted by applicable law, an amount equal to the Make Whole Amount, as liquidated damages and not as a penalty.

         Notwithstanding the foregoing provisions, at any time after the occurrence of any Event of Default and of notice thereof, if any, by any holder or holders of Notes and before any judgment, decree or order for payment of the money due has been obtained by or on behalf of any holder or holders of the Notes, the Required Holders of the Notes by written notice to the Company, may rescind and annul such Event of Default and/or notice of such Event of Default and the consequences thereof with respect to all of the Notes (including any Notes which were accelerated pursuant to the first proviso in the preceding paragraph by any holder or holders on account of an Event of Default of the character described in section 16.1(a) or (b)) if (1) the Company has paid a sum sufficient to pay (A) all overdue installments of interest on all Notes at the rate specified in the Notes, (B) the principal of (and premium, if any, on) any Notes which have become due otherwise than by such Event of Default or notice thereof and interest thereon at the rate for overdue amounts specified in the Notes and (C) to the extent that payment of such interest is lawful, interest upon overdue interest at the rate for overdue amounts specified in the Notes and
(2) all Defaults and Events of Default, other than the non-payment of the principal of Notes which have become due solely by such acceleration, have been cured or waived as provided in section 19. No such rescission shall affect any subsequent default or impair any right consequent thereon.

         16.2. Suits for Enforcement, etc. In case any one or more of the Events of Default specified in section 16.1 shall have occurred, and irrespective of whether any Notes have become or have been declared immediately due and payable under section 16.1, the holder of any Note may proceed to protect and enforce its rights either by suit in equity or by action at law, or both, whether for the specific performance of any covenant or agreement applicable to such Note in this Agreement or any of the other Operative Documents or in aid of the exercise of any power granted herein or therein, or such holder may proceed to enforce any other legal or equitable right of the holder of such Note, including the payment of such Note. The Company stipulates that the remedies at law of the holder or holders of the Notes in the event of any default or threatened default by the Company in the performance of or compliance with any covenant or agreement in this Agreement or any of the other Operative Documents are not and will not be adequate and that, to the fullest extent permitted by law, such terms may be specifically enforced by a decree for the specific performance thereof, whether by an injunction against a violation thereof or otherwise. Without limiting the generality of the foregoing (and without derogating from any provision contained in this Agreement or any of the other Operative Documents), upon the occurrence and during the continuance of an Event of Default, the Required Holders of the Notes shall have the right to apply for and have a receiver appointed for the Company and its Subsidiaries, or any one or more of them, by a court of competent jurisdiction in any action taken by any such holders to enforce their respective rights and remedies hereunder and under the other Operative Documents in order to manage, protect and preserve the assets of the Company and its Subsidiaries and continue the operation of the business of the Company and its Subsidiaries, or to sell or dispose of the assets of the Company and its Subsidiaries, and to collect all revenues and profits thereof and apply the same to the payment of all expenses and other charges of such receivership, including the compensation of the receiver, and the Company hereby consents to such appointment without regard to the existence of any misfeasance or malfeasance or the presence of any defenses that would otherwise be available to such application.

         Remedies Cumulative. No remedy conferred in this Agreement or in any of the other Operative Documents upon the holder of any Note is intended to be exclusive of any other remedy, and each and every such remedy shall be cumulative and shall be in addition to every other remedy given hereunder or thereunder or now or hereafter existing at law or in equity or by statute or otherwise.

         Remedies Not Waived. No course of dealing between the Company and any of its Subsidiaries, on the one hand, and any holder of any Note, on the other hand, and no delay by any such holder in exercising any rights hereunder or under any of the other Operative Documents shall operate as a waiver of any rights of any such holder.
         Application of Payments. In case any one or more of the Events of Default specified in section 16.1 shall have occurred, all amounts to be applied to the prepayment or payment of any Notes, shall be applied, after the payment of all related costs and expenses incurred by the holders of the Notes (including, without limitation, compensation to any and all trustees, liquidators, receivers or similar officials and reasonable fees, expenses and disbursements of counsel) in such order of priority as is determined by the Required Holders of the Notes.

Registration, Transfer and Exchange of Notes.   Notes

                  (a) Notes issued hereunder shall be issued in registered form. The Company shall keep at its principal executive office (which is now located at the address set forth at the beginning of this Agreement), a register in which it shall provide for the registration and transfer of the Notes. The name and address of each holder of the Notes shall be registered in such register and at the time of any transfer of any Notes, the Company may require the transferee to specify its address for payments, notices and other purposes. The Company shall furnish to any institutional holder of any Notes, promptly following request therefor, a complete and correct copy of the names and addresses of all registered holders of the Notes.

                  (b) Whenever any Note or Notes shall be surrendered for transfer or exchange (it being agreed that Notes surrendered for transfer may be submitted to the Company by either the transferor or the transferee), the Company at its expense will execute and deliver in exchange therefor a new Note or Notes as may be requested by such holder, in the same aggregate unpaid principal amount as that of the Note or Notes so surrendered. Each such new Note shall be in registered form, shall be dated so as not to result in any loss of interest and shall be in such principal amount or amounts and registered in such name or names as such holder may designate in writing.

                  (c) The Company may treat the Person in whose name any Note is registered as the owner of such Note for the purpose of receiving any payment due on such Note, whether or not such Note be overdue, and for all other purposes, and the Company shall not be affected by any notice to the contrary.

                  (d) The Company shall not be obligated to issue to any Person any Note in a denomination of less than $500,000 unless the aggregate principal amount of all Notes held or to be held by such Person and its Affiliates is $500,000 or more, in which case the Company shall issue such number of Notes and in such denominations as such Person shall request, or such Person is acquiring all of the Notes held by any other Person and the Affiliates of such other Person. The figure "$500,000" in each instance it appears in the immediately preceding sentence shall be reduced from time to time in the same proportion as the aggregate unpaid principal amount of all of the Notes is reduced as a result of any prepayment thereof.

Replacement of Notes. Upon receipt by the Company of evidence reasonably satisfactory to it of the loss, theft, destruction or mutilation of any Note and (in case of loss, theft or destruction) of indemnity reasonably satisfactory to it, and (in the case of mutilation) upon surrender and cancellation of such Note, the Company at its expense will execute and deliver in lieu of such Note a new Note of like tenor and dated so as not to result in any loss of interest. Your unsecured agreement to indemnify and/or affidavit and that of any other institutional holder shall constitute indemnity and/or evidence of loss, theft, destruction or mutilation satisfactory to the Company for the purpose of this section 18.

Amendment and Waiver.  Waiver

                  (a) Any term of this Agreement and, unless explicitly provided otherwise therein, of any of the other Operative Documents may, with the consent of the Company, be amended, or compliance therewith may be waived, by one or more substantially concurrent written instruments signed by the Required Holders of the Notes, provided that (i) without the consent of the holders of all of the Notes at the time outstanding, no such amendment or waiver shall (A) change the amount of the principal of or the rate of interest on or amounts of any premium payable with respect to any of the Notes, or change the payment terms of any of the Notes, or subordinate the obligation of the Company to pay any amount due on the Notes to any other obligation, or (B) change the percentage of holders of Notes required to approve any such amendment, effectuate any such waiver or accelerate payment of the Notes; and (ii) no such amendment or waiver shall extend to or affect any obligation not expressly amended or waived or impair any right consequent thereon.

                  (b) The Company will not, directly or indirectly, solicit, request or negotiate for or with respect to any term of the Operative Documents unless each holder of the Notes shall be afforded the opportunity of considering the same and shall be supplied by the Company with sufficient information to enable it to make an informed decision with respect thereto. Executed or true and correct copies of any amendment or waiver effected pursuant to this section 19 shall be delivered by the Company to each holder of Notes forthwith (but in any event not later than five days) following the effective date thereof. The Company will not, directly or indirectly, pay or cause to be paid any remuneration, whether by way of supplemental or additional interest, fee or otherwise, to any holder of the Notes as consideration for or as an inducement to the entering into by any holder thereof of any amendment or waiver of any term of the Operative Documents unless such remuneration is concurrently offered, on the same terms, ratably to all of the holders of the Notes.

Expenses; Indemnity. Whether or not the transactions contemplated by any of the Operative Documents shall be consummated, the Company will pay or cause to be paid (or reimbursed, as the case may be) and will defend, indemnify and hold you (and each other holder of any of the Notes) and each of your (and such other holder's) directors, officers, employees, agents, advisors and Affiliates (each, an "Indemnitee") harmless (on an after tax basis) in respect of all costs, losses, expenses (including, without limitation, the reasonable fees, costs, expenses and disbursements of counsel) and damages (collectively, "Indemnified Costs") incurred by or asserted against any Indemnitee in connection with the negotiation, execution, delivery, performance and/or enforcement of this
Agreement  or  any  of  the  other  Operative  Documents   (including,   without
limitation, so-called work-outs and/or restructurings and all amendments, waivers and consents hereunder and thereunder, whether or not effected) and/or the consummation of the transactions contemplated hereby and thereby or which may otherwise be related in any way to this Agreement or any other Operative Documents or such transactions or such Indemnitee's relationship to the Company or any of its Affiliates or any of their respective properties and assets, including, without limitation, (a) any and all Indemnified Costs related in any way to the requirements of any Environmental Laws (as the same may be amended, modified or supplemented from time to time) or to any environmental investigation, assessment, site monitoring, containment, clean up, remediation, removal, restoration, reporting and sampling, whether or not consented to, or requested or approved by, any Indemnitee, and whether or not such Indemnified Cost is attributable to an event or condition originating from any properties or assets of the Company or any of its Subsidiaries or any other properties previously or hereafter owned, leased, occupied or operated by the Company or any of its Subsidiaries, and (b) any taxes and fees (including interest and penalties), including, without limitation, all recording and filing fees, issuance, revenue and documentary stamp and similar taxes, which may be payable by the Collateral Agent or any Indemnitee in respect of the execution and delivery of this Agreement, the Security Documents and each of the other Operative Documents, including the execution and delivery (but not the transfer) of any Note or in respect of any amendment of or waiver under or with respect to this Agreement or any of the other Operative Documents. Notwithstanding the foregoing, the Company shall not have any obligation to an Indemnitee under this section 20 with respect to any Indemnified Cost which is finally determined by a court of competent jurisdiction to have arisen solely and directly as a result of the willful misconduct or bad faith of such Indemnitee.

21. Communications. All communications provided for herein and, unless explicitly provided otherwise therein, in any of the other Operative Documents shall be in writing and sent (a) by telecopy if the sender on the same day sends a confirming copy of such communication by a recognized overnight delivery service (charges prepaid), (b) by a recognized overnight delivery service (charges prepaid), or (c) by messenger. Any such communication must be sent, (i) if to the Company (or any Subsidiary of the Company), to the Company (or such Subsidiary) at:

                           ATC Group Services Inc.
                           104 East 25th Street, 10th Fl.
                           New York, NY  10010
                           Attention:
                           Telecopy No.:  (212) 353-8280

               with a copy (which shall not constitute notice) to:

                           Kaufmann, Feiner, Yamin, Gildin & Robbins, LLP 777 Third Avenue, 24th Floor
                           New York, New York 10017
                           Attention: Richard H. Rosenblum, Esq.
                           Telecopy No.: (212) 755-3174

or at such other address (or telecopy number) as may be furnished in writing by the Company to each holder of any Note, and (ii) if to you, at your address for such purpose set forth in Schedule I attached hereto with a copy (which shall not constitute notice) to:

                           Choate, Hall & Stewart
                           Exchange Place
                           53 State Street
                           Boston, MA  02109
                           Attention:  Frank B. Porter, Jr., Esq.
                           Telecopy No.:  (617) 248-4000

and if to any other holder of any Note, at the address of such holder as it appears on the applicable register maintained pursuant to section 17 or at such other address and/or telecopy number as may be furnished in writing by you or by any other holder to the Company. Communications under this section 21 shall be deemed given only when actually received.

22. Survival of Agreements, Representations and Warranties, etc. All agreements, representations and warranties contained herein and in the other Operative Documents or made in writing by or on behalf of the Company or its Subsidiaries in connection with the transactions contemplated by the Operative Documents shall be deemed to have been relied upon by you and shall survive the execution and delivery of this Agreement and each of the other Operative Documents, the issue, sale and delivery of the Notes and payment therefor and any disposition of the Notes by you, whether or not any investigation at any time is made by you or on your behalf. All statements contained in any certificate delivered to you by or on behalf of the Company or its Subsidiaries in connection with the transactions contemplated by the Operative Documents shall constitute representations and warranties by the Company under this Agreement and shall be subject to the terms of this section 22. The covenants contained in section 20 shall survive the date upon which none of the Notes shall be outstanding and the termination of this Agreement and each of the other Operative Documents.

Successors and Assigns; Rights of Other Holders. This Agreement and, unless explicitly provided otherwise therein, each of the other Operative Documents shall bind and inure to the benefit of and be enforceable by the Company and you, successors to the Company and your successors and assigns, and, in addition, shall inure to the benefit of and be enforceable by each holder from time to time of any Notes who, upon acceptance thereof, shall, without further action, be entitled to enforce the applicable provisions and enjoy the applicable benefits hereof and thereof. The Company may not assign any of its rights or obligations hereunder or under any of the other Operative Documents without the written consent of the Required Holders.

Governing Law; Jurisdiction; Waiver of Jury Trial. This Agreement and, unless explicitly provided otherwise therein, each of the other Operative Documents, including the validity hereof and thereof and the rights and obligations of the parties hereunder and thereunder, and all amendments and supplements hereof and thereof and all waivers and consents hereunder and thereunder, shall be construed in accordance with and governed by the domestic substantive laws of the State of New York without giving effect to any choice of law or conflicts of law provision or rule that would cause the application of the domestic substantive laws of any other jurisdiction. The Company, to the extent that it may lawfully do so, hereby consents to service of process, and to be sued, in The Commonwealth of Massachusetts and consents to the jurisdiction of the courts of The Commonwealth of Massachusetts and the United States District Court for the District of Massachusetts, as well as to the jurisdiction of all courts to which an appeal may be taken from such courts, for the purpose of any suit, action or other proceeding arising out of any of its obligations hereunder or thereunder or with respect to the transactions contemplated hereby or thereby, and expressly waives any and all objections it may have as to venue in any such courts. The Company further agrees that a summons and complaint commencing an action or proceeding in any of such courts shall be properly served and shall confer personal jurisdiction if served personally or by certified mail to it at its address set forth in section 21 or as otherwise provided under the laws of the State of New York or The Commonwealth of Massachusetts, as the case may be. Notwithstanding the foregoing, the Company agrees that nothing contained in this section 24 shall preclude the institution of any such suit, action or other proceeding in any jurisdiction other than the State of New York or The Commonwealth of Massachusetts. THE COMPANY IRREVOCABLY WAIVES ALL RIGHT TO A TRIAL BY JURY IN ANY SUIT, ACTION OR OTHER PROCEEDING INSTITUTED BY OR AGAINST THE COMPANY IN RESPECT OF ITS OBLIGATIONS HEREUNDER OR THEREUNDER OR THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY.

Miscellaneous. The headings in this Agreement and in each of the other Operative Documents are for purposes of reference only and shall not limit or otherwise affect the meaning hereof or thereof. This Agreement (together with the other Operative Documents) embodies the entire agreement and understanding between you and the Company and supersedes all prior agreements and understandings relating to the subject matter hereof. Each covenant contained herein and in each of the other Operative Documents shall be construed (absent an express provision to the contrary) as being independent of each other covenant contained herein and therein, so that compliance with any one covenant shall not (absent such an express contrary provision) be deemed to excuse compliance with any other covenant. If any provision in this Agreement or in any of the other Operative Documents refers to any action taken or to be taken by any Person, or which such Person is prohibited from taking, such provision shall be applicable, whether such action is taken directly or indirectly by such Person, whether or not expressly specified in such provision. In case any provision in this Agreement or any of the other Operative Documents shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby. This Agreement and, unless explicitly provided otherwise therein, each of the other Operative Documents, may be executed in any number of counterparts and by the parties hereto or thereto, as the case may be, on separate counterparts but all such counterparts shall together constitute but one and the same instrument.

                    [The remainder of this page is left blank intentionally.]

         If you are in agreement with the foregoing, please sign the form of agreement on the accompanying counterparts of this letter, whereupon this letter shall become a binding agreement under seal between you and the Company. Please then return one of such counterparts to the Company.

                                              Very truly yours,

                                              ATC GROUP SERVICES INC.


                                              By: /s/ MORRY F. RUBIN
                                                  -----------------------------
                                                      Morry F. Rubin, President




The foregoing Agreement is hereby agreed to as of the date thereof.

JOHN HANCOCK MUTUAL LIFE
  INSURANCE COMPANY


By: /s/ STEPHEN J. BLEWITT
         Stephen J. Blewitt,
         Senior Investment Officer












DS1:330049

         If you are in agreement with the foregoing, please sign the form of agreement on the accompanying counterparts of this letter, whereupon this letter shall become a binding agreement under seal between you and the Company. Please then return one of such counterparts to the Company.

                                              Very truly yours,

                                              ATC GROUP SERVICES INC.


                                              By: /s/ MORRY F. RUBIN
                                                  -----------------------------
                                                      Morry F. Rubin, President


The foregoing Agreement is hereby agreed to as of the date thereof.

JOHN HANCOCK VARIABLE LIFE
  INSURANCE COMPANY


By: /s/ STEPHEN J. BLEWITT
         Stephen J. Blewitt,
         Authorized Signatory












DS1:330049

         If you are in agreement with the foregoing, please sign the form of agreement on the accompanying counterparts of this letter, whereupon this letter shall become a binding agreement under seal between you and the Company. Please then return one of such counterparts to the Company.

                                              Very truly yours,

                                              ATC GROUP SERVICES INC.


                                              By: /s/ MORRY F. RUBIN
                                                  -----------------------------
                                                      Morry F. Rubin, President



The foregoing Agreement is hereby agreed to as of the date thereof.

JOHN HANCOCK LIFE INSURANCE
         COMPANY OF AMERICA


By: /s/ STEPHEN J. BLEWITT
         Stephen J. Blewitt,
         Authorized Signatory











DS1:330049

         If you are in agreement with the foregoing, please sign the form of agreement on the accompanying counterparts of this letter, whereupon this letter shall become a binding agreement under seal between you and the Company. Please then return one of such counterparts to the Company.

                                              Very truly yours,

                                              ATC GROUP SERVICES INC.


                                              By: /s/ MORRY F. RUBIN
                                                  -----------------------------
                                                      Morry F. Rubin, President



The foregoing Agreement is hereby agreed to as of the date thereof.

SIGNATURE 1A (CAYMAN), LTD.
By:      John Hancock Mutual Life Insurance
         Company, Portfolio Advisor


By: /s/ STEPHEN J. BLEWITT
         Stephen J. Blewitt,
         Senior Investment Officer












DS1:330049

         If you are in agreement with the foregoing, please sign the form of agreement on the accompanying counterparts of this letter, whereupon this letter shall become a binding agreement under seal between you and the Company. Please then return one of such counterparts to the Company.

                                              Very truly yours,

                                              ATC GROUP SERVICES INC.


                                              By: /s/ MORRY F. RUBIN
                                                  -----------------------------
                                                      Morry F. Rubin, President


The foregoing Agreement is hereby agreed to as of the date thereof.

ORIX USA CORPORATION


By: /s/ CHARLES D. HOOKER
         Charles D. Hooker, Man. Dir.












DS1:330049

         If you are in agreement with the foregoing, please sign the form of agreement on the accompanying counterparts of this letter, whereupon this letter shall become a binding agreement under seal between you and the Company. Please then return one of such counterparts to the Company.

                                              Very truly yours,

                                              ATC GROUP SERVICES INC.


                                              By: /s/ MORRY F. RUBIN
                                                  -----------------------------
                                                      Morry F. Rubin, President


The foregoing Agreement is hereby agreed to as of the date thereof.

THE CANADA LIFE ASSURANCE COMPANY


By: /s/ KEVIN PHELAN
         Kevin Phelan, Asst. Treas.












DS1:330049

         If you are in agreement with the foregoing, please sign the form of agreement on the accompanying counterparts of this letter, whereupon this letter shall become a binding agreement under seal between you and the Company. Please then return one of such counterparts to the Company.

                                              Very truly yours,

                                              ATC GROUP SERVICES INC.


                                              By: /s/ MORRY F. RUBIN
                                                  -----------------------------
                                                      Morry F. Rubin, President



The foregoing Agreement is hereby agreed to as of the date thereof.

CANADA LIFE INSURANCE COMPANY
  OF AMERICA


By: /s/ KEVIN PHELAN
         Kevin Phelan, Asst. Treas.












DS1:330049

         If you are in agreement with the foregoing, please sign the form of agreement on the accompanying counterparts of this letter, whereupon this letter shall become a binding agreement under seal between you and the Company. Please then return one of such counterparts to the Company.

                                              Very truly yours,

                                              ATC GROUP SERVICES INC.


                                              By: /s/ MORRY F. RUBIN
                                                  -----------------------------
                                                      Morry F. Rubin, President



The foregoing Agreement is hereby agreed to as of the date thereof.

CANADA LIFE INSURANCE COMPANY
  OF NEW YORK


By: /s/ KEVIN PHELAN
         Kevin Phelan, Asst. Treas.












DS1:330049

 H:\RE\JH\ATCGROUP\CREDITAG.2\8105-10\5/23/97









                                CREDIT AGREEMENT

                                   dated as of


                                  May 29, 1997

                                      among

                       ATC GROUP SERVICES INC., Borrower,


                            The Lenders Party Hereto

                                       and

                            THE CHASE MANHATTAN BANK,
                             as Administrative Agent

                        ----------------------------------

                                                         1
 H:\RE\JH\ATCGROUP\CREDITAG.2\8105-10\5/23/97


         CREDIT AGREEMENT dated as of May 29, 1997, among ATC GROUP SERVICES INC., a corporation organized and existing under the laws of the State of Delaware, having its principal office and place of business located at 104 East 25th Street, New York, N.Y. 10010 (the "Borrower"); the LENDERS party hereto (each a "Lender" and, collectively, the "Lenders") and THE CHASE MANHATTAN BANK, as Administrative Agent.

                                    PREAMBLE

         WHEREAS, the Borrower is about to issue and sell senior secured notes (each a "Note" and collectively, the "Notes") in the aggregate principal amount of $32,500,000 pursuant to certain note agreements as amended, modified, and supplemented, from time to time, in accordance therewith (each a "Note Agreement" and collectively, the "Note Agreements") between the Borrower and the purchasers of such notes together with their successors and assigns, (each a "Note Holder" and collectively, the "Note Holders"), and;

         WHEREAS, the Note Agreements require that the Borrower shall have executed a revolving credit agreement pursuant to which the Lenders shall have agreed to make revolving credit loans to the Borrower from time to time up to the maximum principal amount at any one time outstanding of $15,000,000, and;

         WHEREAS, the Notes and the revolving credit loans are to be guaranteed by the Guarantors (such term, and the other capitalized terms used in this Agreement, having the meanings hereinafter defined) and secured by and entitled to the benefits of first priority security interests in the Collateral of the Borrower and each of its Subsidiaries, pursuant to separate security agreements between the Collateral Agent and the Borrower and each of its Subsidiaries, respectively, (as amended, modified and supplemented from time to time, each a "Security Agreement" and collectively the "Security Agreements"), and;

         WHEREAS, the Collateral Agent has been appointed to act as collateral agent for the Note Holders and the Lenders and has agreed to act as such pursuant to a collateral agency and intercreditor agreement (as amended, modified and supplemented from time to time, the "Collateral Agency and Intercreditor Agreement") and;

         WHEREAS, the Lenders have agreed to make the revolving credit loans, subject to the terms of this Agreement, and the Administrative Agent has agreed to perform certain services in connection therewith, as herein provided.

         NOW THEREFORE, the parties hereto agree as follows:

                                    ARTICLE I

                                   Definitions

     SECTION 1.01. Defined TermsSECTION 1.01. Defined Terms. As used in this Agreement, the following terms have the meanings specified below:

         "ABR", when used in reference to any Loan or Borrowing, refers to whether such Loan, or the Loans comprising such Borrowing, are bearing interest at a rate determined by reference to the Alternate Base Rate.

         "Accounts Receivable" shall mean any and all rights of the Borrower and its Subsidiaries to payment for goods sold or leased or for services rendered, including accounts, contract rights, general intangibles, purchase orders, instruments or documents, whether due or to become due and whether or not it has been earned by performance, and whether now or hereafter acquired or arising in the future and any proceeds arising therefrom or relating thereto.

         "Acquisition Financing" shall refer to Loans made pursuant to this Agreement to fund the acquisition by the Borrower of the stock or the assets of a Person (x) at the closing of such acquisition or (y) at a later date as deferred compensation for the acquisition of such stock or assets.

         "Adjusted LIBO Rate" means, with respect to any Eurodollar Borrowing for any Interest Period, an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to (a) the LIBO Rate for such Interest Period multiplied by (b) the Statutory Reserve Rate.

         "Adjusted Alternate Base Rate" means with respect to any ABR Borrowing, an interest rate per annum equal to 90% of the Alternate Base Rate, except that, whenever the Prime Rate shall be equal to or greater than 11%, the Adjusted Alternate Base Rate shall be an interest rate per annum equal to 95% of the Alternate Base Rate.

         "Administrative Agent" means The Chase Manhattan Bank, in its capacity as administrative agent for the Lenders hereunder.

     "Administrative Questionnaire" means an Administrative Questionnaire in a form supplied by the Administrative Agent.

         "Affiliate"of any Person shall mean any other Person which, directly or indirectly, controls or is controlled by or is under common control with such first-mentioned Person, or any individual, in the case of a Person who is an individual, who has a relationship by blood, marriage or adoption to such first-mentioned Person not more remote than first cousin, and, without limiting the generality of the foregoing, shall include (a) any Person beneficially owning, holding or controlling, directly or indirectly, 10% or more of any class of Voting Stock of such first-mentioned Person, (b) any Person of which such first-mentioned Person owns, holds or controls, directly or indirectly, 10% or more of any class of Voting Stock or (c) any director, officer or executive employee of such first-mentioned Person; provided that, in the absence of actual control, the term Affiliate shall in no event include any financial institution which would otherwise be an Affiliate solely by virtue of owning, holding or controlling, directly or indirectly, Voting Stock of the Borrower or by virtue of having board visitation rights or a designee on the Board of Directors of the Borrower; provided, further, that in no event shall you or any other institutional holder of Notes be deemed to be an Affiliate of the Borrower. For the purposes of this definition, "control" (including, with correlative meanings, the terms "controlled by" and "under common control with"), as used with respect to any Person, shall mean the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such Person, whether through the ownership of Voting Stock or by contract or otherwise; provided that in no event shall the fact that a Person is a holder of Indebtedness of such Person be considered sufficient by itself to enable such Person to direct or cause the direction of the management and policies of such Person.

         "Alternate Base Rate" means, for any day, a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Base CD Rate in effect on such day plus 1% and (c) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1%. Any change in the Alternate Base Rate due to a change in the Prime Rate, the Base CD Rate or the Federal Funds Effective Rate shall be effective from and including the effective date of such change in the Prime Rate, the Base CD Rate or the Federal Funds Effective Rate, respectively.

         "Applicable Percentage" means, with respect to any Lender, the percentage of the total Commitments represented by such Lender's Commitment. If the Commitments have terminated or expired, the Applicable Percentages shall be determined based upon the Commitments most recently in effect, giving effect to any assignments.

         "Assessment Rate" means, for any day, the annual assessment rate in effect on such day that is payable by a member of the Bank Insurance Fund classified as "well-capitalized" and within supervisory subgroup "B" (or a comparable successor risk classification) within the meaning of 12 C.F.R. Part 327 (or any successor provision) to the Federal Deposit Insurance Corporation for insurance by such Corporation of time deposits made in dollars at the offices of such member in the United States; provided that if, as a result of any change in any law, rule or regulation, it is no longer possible to determine the Assessment Rate as aforesaid, then the Assessment Rate shall be such annual rate as shall be determined by the Administrative Agent to be representative of the cost of such insurance to the Lenders.

         "Assignment and Acceptance" means an assignment and acceptance entered into by a Lender and an assignee (with the consent of any party whose consent is required by Section 9.04), and accepted by the Administrative Agent, in the form of Exhibit A or any other form approved by the Administrative Agent.
         "ATEC" shall have the meaning specified on Schedule 4.01(l).

     "Available Net Proceeds" shall have the meaning specified in section 2.08.

     "Available  Unused  Proceeds"  shall have the meaning  specified in section
6.09.

         "Availability Period" means the period from and including the Effective Date to but excluding the earlier of the Maturity Date and the date of termination of the Commitments.

         "Bank Credit Agreement" shall mean this Agreement.

         "Bank Credit Documents" shall mean the Loan Documents.

         "Base CD Rate" means the sum of (a) the Three-Month Secondary CD Rate multiplied by the Statutory Reserve Rate plus (b) the Assessment Rate.

         "Board" means the Board of Governors of the Federal Reserve System of the United States of America.

         "Borrower" means ATC Group Services Inc., a Delaware corporation.

         "Borrowing" means a Revolving Borrowing.

         "Borrowing Certificate" means a Borrowing Certificate in the form annexed hereto as Exhibit D, signed by the Financial Officer of the Borrower.

         "Borrowing Request" means a request by the Borrower for a Revolving Borrowing in accordance with Section 2.03.

         "Business"  shall have the meaning specified in Section 3.13.

         "Business Day" means any day that is not a Saturday, Sunday or other day on which commercial banks in New York City are authorized or required by law to remain closed; provided that, when used in connection with a Eurodollar Loan, the term "Business Day" shall also exclude any day on which banks are not open for dealings in dollar deposits in the London interbank market.

         "Capitalization" of any Person shall mean, at any date, the sum of (a) Total Debt of such Person at such date, and (b) Net Worth of such Person as of the end of the most recently completed fiscal quarter of such Person.

         "Capital Lease" shall mean any lease or similar arrangement which is of such a nature that payment obligations of the lessee or obligor thereunder are required to be capitalized and shown as liabilities upon a balance sheet of such lessee or obligor prepared in accordance with GAAP.

         "Capitalized Lease Obligations" of any Person means the obligations of such Person to pay rent or other amounts under any lease of (or other arrangement conveying the right to use) real or personal property, or a combination thereof, which obligations are required to be classified and accounted for as capital leases on a balance sheet of such Person under GAAP, and the amount of such obligations shall be the capitalized amount thereof determined in accordance with GAAP.

         "Change in Control" shall mean any event or transaction or series of events or transactions (occurring for whatever reason) pursuant to which any Person (other than George Rubin or Morry F. Rubin, who are presently the
Chairman and President of the Borrower, respectively), together with "affiliates" and "associates" of such Person, within the meaning of Rule 12b-2 of the Commission under the Exchange Act, shall acquire control or beneficial ownership (including beneficial ownership resulting from the formation of a "group" within the meaning of Rule 13d-5 of the Commission under the Exchange
Act) of more than 50% of the outstanding Shares of any class of Voting Stock of the Borrower.

         "Change in Law" means (a) the adoption of any law, rule or regulation after the date of this Agreement, (b) any change in any law, rule or regulation or in the interpretation or application thereof by any Governmental Authority after the date of this Agreement or (c) compliance by any Lender (or, for purposes of Section 2.12(b), by any lending office of such Lender or by such Lender's holding company, if any) with any request, guideline or directive (whether or not having the force of law) of any Governmental Authority made or issued after the date of this Agreement.

     "Class", when used in reference to any Loan or Borrowing, refers to the Revolving Loans.

         "Code" means the Internal Revenue Code of 1986, as amended from time to time.

         "Collateral" means with respect to the Borrower and each of its Subsidiaries all of their Accounts, Accounts Receivable, work in process, General Intangibles, customer lists and all Proceeds of the foregoing, plus cash on deposit at The Chase Manhattan Bank. All capitalized terms used in this definition shall have the meaning given them under the Uniform Commercial Code of the jurisdiction where such Collateral is located.

     "Collateral Agency and Intercreditor Agreement" shall have the meaning specified in the Preamble.

         "Collateral Agent" shall mean The Chase Manhattan Bank, acting pursuant to the Collateral Agency and Intercreditor Agreement as collateral agent for the Note Holders and the Lenders, and any replacement or successor collateral agent thereunder.

         "Commitment" means, with respect to each Lender, the commitment of such Lender to make Revolving Loans expressed as an amount representing the maximum aggregate amount of such Lender's Revolving Credit Exposure hereunder, as such commitment may be (a) reduced from time to time pursuant to Section 2.09 and (b) reduced or increased from time to time pursuant to assignments by or to such Lender pursuant to Section 9.04. The initial amount of each Lender's Commitment is set forth on Schedule 2.01, or in the Assignment and Acceptance pursuant to which such Lender shall have assumed its Commitment, as applicable. The initial aggregate amount of the Lenders' Commitments is $15,000,000.

         "Common Stock" shall mean the Common Stock of the Borrower as constituted on the Closing Date and any stock into which such Common Stock shall have been changed or any stock resulting from any reclassification of such Common Stock.

         "Consolidated Capitalization" " Consolidated Current Assets", "Consolidated Current Liabilities", "Consolidated EBITDA", "Consolidated Fixed Charges", "Consolidated Interest Expense", "Consolidated Net Income", "Consolidated Net Worth", "Consolidated Rental Obligations" and "Consolidated Total Debt", shall mean the Capitalization, Current Assets, Current Liabilities, EBITDA, Fixed Charges, Interest Expense, Net Income, Net Worth, Rental Obligations and Total Debt, as the case may be, of the Borrower and its Subsidiaries (whether or not ordinarily consolidated in consolidated financial statements of the Borrower and its Subsidiaries), all consolidated in accordance with GAAP, and after giving appropriate effect to outside minority interests, if any, in Subsidiaries, provided that (a) in determining Consolidated Net Income and Consolidated EBITDA there shall be excluded (i) the Net Income of any Person (other than a Subsidiary of the Borrower) in which the Borrower or any Subsidiary of the Borrower has an ownership interest, except to the extent that any such Net Income has been actually received by the Borrower or such Subsidiary in the form of dividends or similar distributions, (ii) any undistributed Net Income of a Subsidiary of the Borrower which for any reason is unavailable for distribution to the Borrower or any other Subsidiary of the Borrower, (iii) the Net Income of any Person accrued prior to the date it becomes a Subsidiary of the Borrower or is merged into or consolidated with the Borrower or a Subsidiary of the Borrower, (iv) in the case of a successor to the Borrower by consolidation, merger or transfer of assets, the Net Income of such successor accrued prior to such consolidation, merger or transfer, (v) any deferred or other credit representing the excess of the equity in any Subsidiary of the Borrower at the date of acquisition thereof over the cost of the investment in such Subsidiary, and (vi) any restoration to income of any contingency reserve, except to the extent that provision for such reserve was made out of income accrued during the same period, and (b) in determining Consolidated Net Worth no amount shall be included therein on account of (i) any excess cost of acquisition of shares of any Subsidiary of the Borrower over the book value of the assets of such Subsidiary attributable to such shares on the books of such Subsidiary at the date of acquisition of such shares or (ii) any excess of the book value of the assets of such Subsidiary attributable to such assets at the date of such acquisition over the cost of acquisition of such assets.

         "Consolidated Fixed Charges Coverage Ratio" shall mean, on any date, the ratio of (a) the sum of (i) Consolidated EBITDA for the period of four consecutive fiscal quarters of the Borrower ending on such date, plus (ii) one-third of Consolidated Rental Obligations in respect of leases other than Capital Leases for such period to (b) Consolidated Fixed Charges for such period.

         "Consolidated Total Unsubordinated Liabilities" shall mean all items which, in accordance with generally accepted accounting principles applied on a consistent basis, would properly be included on the liability side of the balance sheet (other than Subordinated Debt, capital stock, capital surplus and retained earning), as of the date on which the amount of Consolidated Total Unsubordinated Liabilities is to be determined, of the Borrower and its Subsidiaries computed and consolidated in accordance with generally accepted accounting principles applied on a consistent basis.

         "Consolidated  Working  Capital"  shall mean for the  Borrower  and its
Subsidiaries,   the  amount  by  which   Consolidated   Current   Assets  exceed
Consolidated Current Liabilities.

         "Control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of a Person, whether through the ability to exercise voting power, by contract or otherwise. "Controlling" and "Controlled" have meanings correlative thereto.

         "Current Assets" of any Person shall mean, at any date, amounts classified as such according to GAAP.

         "Current Debt" of any Person shall mean, at any date, (a) all Indebtedness for borrowed money or in respect of Capital Leases or the deferred purchase price of property, whether or not interest bearing, and whether secured or unsecured, of such Person at such date which would, in accordance with GAAP, be classified as short-term Indebtedness at such date, but specifically including the current maturities of such Person's Funded Debt, (b) all Guarantees by such Person at such date of Current Debt of others and (c) the aggregate amount which is due on or before the expiration of twelve months from such date in respect of any Redeemable Shares of such Person.

         "Current Liabilities" of any Person shall mean, at any date, amounts classified as such according to GAAP, but including, in the case of the Borrower, all sums outstanding under this Agreement.

         "Default" means any event or condition which constitutes an Event of Default or which upon notice, lapse of time or both would, unless cured or waived, become an Event of Default.

         "Disclosed Matters" means the actions, suits and proceedings and the environmental matters disclosed in Schedule 3.06.

         "Dollars" or "$" refers to lawful money of the United States of America "EBITDA" of any Person shall mean, for any period, the Net Income of such Person for such period (a) after restoring thereto (without duplication) amounts deducted for (i) Interest Expense, (ii) taxes in respect of income and profits, (iii) amortization expense, including amortization of intangible assets, including goodwill and covenants not to compete, and depreciation expense, and (iv) the write-off of or the establishment of an allowance against intangible assets, including goodwill and covenants not to compete, and (b) excluding (without duplication) any gains or losses on the sale of assets other than in the ordinary course of business, in each case determined in accordance with GAAP.

         "Effective  Date" means the date on which the  conditions  specified in
Section 4.01 are satisfied (or waived in accordance with Section 9.02).

         "Environmental Laws" means all laws, rules, regulations, codes, ordinances, orders, decrees, judgments, injunctions, notices or binding agreements issued, promulgated or entered into by any Governmental Authority, relating in any way to the environment, preservation or reclamation of natural resources, the management, release or threatened release of any Hazardous Material or to health and safety matters.

         "Environmental Liability" means any liability, contingent or otherwise (including any liability for damages, costs of environmental remediation, fines, penalties or indemnities), of the Borrower or any Subsidiary directly or indirectly resulting from or based upon (a) violation of any Environmental Law,
(b) the generation, use, handling, transportation, storage, treatment or disposal of any Hazardous Materials, (c) exposure to any Hazardous Materials,
(d) the release or threatened release of any Hazardous Materials into the environment or (e) any contract, agreement or other consensual arrangement pursuant to which liability is assumed or imposed with respect to any of the foregoing.

         "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time.

         "ERISA Affiliate" means any trade or business (whether or not incorporated) that, together with the Borrower, is treated as a single employer under Section 414(b) or (c) of the Code or, solely for purposes of Section 302 of ERISA and Section 412 of the Code, is treated as a single employer under
Section 414 of the Code.

         "ERISA Event" means (a) any "reportable event", as defined in Section 4043 of ERISA or the regulations issued thereunder with respect to a Plan (other than an event for which the 30-day notice period is waived); (b) the existence with respect to any Plan of an "accumulated funding deficiency" (as defined in Section 412 of the Code or Section 302 of ERISA), whether or not waived; (c) the filing pursuant to Section 412(d) of the Code or Section 303(d) of ERISA of an application for a waiver of the minimum funding standard with respect to any Plan; (d) the incurrence by the Borrower or any of its ERISA Affiliates of any liability under Title IV of ERISA with respect to the termination of any Plan;
(e) the receipt by the Borrower or any ERISA Affiliate from the PBGC or a plan administrator of any notice relating to an intention to terminate any Plan or Plans or to appoint a trustee to administer any Plan; (f) the incurrence by the Borrower or any of its ERISA Affiliates of any liability with respect to the withdrawal or partial withdrawal from any Plan or Multiemployer Plan; or (g) the receipt by the Borrower or any ERISA Affiliate of any notice, or the receipt by any Multiemployer Plan from the Borrower or any ERISA Affiliate of any notice, concerning the imposition of Withdrawal Liability or a determination that a Multiemployer Plan is, or is expected to be, insolvent or in reorganization, within the meaning of Title IV of ERISA.

         "Eurodollar", when used in reference to any Loan or Borrowing, refers to whether such Loan, or the Loans comprising such Borrowing, are bearing interest at a rate determined by reference to the Adjusted LIBO Rate.

         "Event of Default" has the meaning assigned to such term in Article VII

         "Excess  Available  Net Proceeds"  shall have the meaning  specified in section 2.08.

         "Excess  Available Unused Proceeds" shall have the meaning specified in section 2.08.

         "Excluded Taxes" means, with respect to the Administrative Agent, any Lender or any other recipient of any payment to be made by or on account of any obligation of the Borrower hereunder, (a) income or franchise taxes imposed on (or measured by) its net income by the United States of America, or by the jurisdiction under the laws of which such recipient is organized or in which its principal office is located or, in the case of any Lender, in which its applicable lending office is located, (b) any branch profits taxes imposed by the United States of America or any similar tax imposed by any other jurisdiction in which the Borrower is located and (c) in the case of a Foreign Lender (other than an assignee pursuant to a request by the Borrower under Section 2.16(b)), any withholding tax that is imposed on amounts payable to such Foreign Lender at the time such Foreign Lender becomes a party to this Agreement (or designates a new lending office) or is attributable to such Foreign Lender's failure to comply with Section 2.14(e), except to the extent that such Foreign Lender (or its assignor, if any) was entitled, at the time of designation of a new lending office (or assignment), to receive additional amounts from the Borrower with respect to such withholding tax pursuant to Section 2.14(a).

         "Federal Funds Effective Rate" means, for any day, the weighted average (rounded upwards, if necessary, to the next 1/100 of 1%) of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published on the next succeeding Business Day by the Federal Reserve Bank of New York, or, if such rate is not so published for any day that is a Business Day, the average (rounded upwards, if necessary, to the next 1/100 of 1%) of the quotations for such day for such transactions received by the Administrative Agent from three Federal funds brokers of recognized standing selected by it.

         "Financial Officer" means the chief financial officer, principal accounting officer, treasurer or controller of the Borrower.

         "Financing Statements" means the UCC-1 Financing Statements signed by the Borrower and each Subsidiary and to be filed in the offices listed on
Schedule 4.01(h) to perfect the security interests in the Collateral granted under each Security Agreement.

         "Fixed Charges" for any Person shall mean, for any period, the sum (without duplication of amounts) of (a) all Interest Expense of such Person for such period and (b) one-third of all Rental Obligations of such Person for such period in respect of leases other than Capital Leases and equipment leases with a term of six months or less, entered into for the performance of a specific client project, in each case determined in accordance with GAAP.

         "Foreign Lender" means any Lender that is organized under the laws of a jurisdiction other than that in which the Borrower is located. For purposes of this definition, the United States of America, each State thereof and the District of Columbia shall be deemed to constitute a single jurisdiction.

         "Funded Debt" of any Person shall mean, at any date, (a) all Indebtedness for borrowed money or in respect of Capital Leases or the deferred purchase price of property, whether or not interest-bearing, of such Person which would, in accordance with GAAP, be classified as long-term Indebtedness at such date, but in any event (i) including all such Indebtedness, whether secured or unsecured, of such Person which matures (or which, pursuant to the terms of a revolving credit agreement or otherwise, is directly or indirectly renewable or extendible at the option of such Person for a period ending) more than twelve months after the date of the creation thereof, notwithstanding the fact that payments in respect thereof (whether installment, serial maturity or sinking fund payments or otherwise) are required to be made by such Person not more than twelve months after the date as of which the amount of Funded Debt is being determined, other than any amount which is at the time included in Current Debt of such Person and (ii) including non-contingent obligations to ATEC pursuant to a Master Sublease and Master Equipment Lease Agreement, each dated May 24, 1996, but excluding any such obligations which constitute Rental Obligations of the Borrower, (b) all Guarantees by such Person at such date of Funded Debt of others, and (c) the aggregate amount which is due more than twelve months from such date in respect of any Redeemable Shares of such Person.

     "GAAP" means generally accepted accounting principles in the United States of America.

         "Governmental Authority" means the government of the United States of America, any other nation or any political subdivision thereof, whether state or local, and any agency, authority, instrumentality, regulatory body, court, central bank or other entity exercising executive, legislative, judicial, taxing, regulatory or administrative powers or functions of or pertaining to government.

         "Guarantors" means ATC New England Corp., a Delaware corporation; ATC Blattert Inc., a South Dakota corporation; Hygeia Laboratories Inc., a Delaware corporation; ATC Management Inc., a South Dakota corporation; ATC Insys Technology Inc., a Delaware corporation; ATC Environmental Inc., a Delaware corporation and future Subsidiaries.

         "Guarantee" of or by any Person (the "guarantor") means any obligation, contingent or otherwise, of the guarantor guaranteeing or having the economic effect of guaranteeing any Indebtedness or other obligation of any other Person (the "primary obligor") in any manner, whether directly or indirectly, and including any obligation of the guarantor, direct or indirect, (a) to purchase or pay (or advance or supply funds for the purchase or payment of) such Indebtedness or other obligation or to purchase (or to advance or supply funds for the purchase of) any security for the payment thereof, (b) to purchase or lease property, securities or services for the purpose of assuring the owner of such Indebtedness or other obligation of the payment thereof, (c) to maintain working capital, equity capital or any other financial statement condition or liquidity of the primary obligor so as to enable the primary obligor to pay such Indebtedness or other obligation or (d) as an account party in respect of any letter of credit or letter of guaranty issued to support such Indebtedness or obligation; provided, that the term Guarantee shall not include endorsements for collection or deposit in the ordinary course of business.

         "Guaranty" means the joint and several guaranty of payment by the Guarantors of all principal, interest, fees and other sums due to the Lenders under this Agreement or the other Loan Documents.

         "Hazardous Materials" means all explosive or radioactive substances or wastes and all hazardous or toxic substances, wastes or other pollutants, including petroleum or petroleum distillates, asbestos or asbestos containing materials, polychlorinated biphenyls, radon gas, infectious or medical wastes and all other substances or wastes of any nature regulated pursuant to any Environmental Law.

         "Hedging Agreement" means any interest rate protection agreement, foreign currency exchange agreement, commodity price protection agreement or other interest or currency exchange rate or commodity price hedging arrangement.

         "Holder's Net Proceeds Prepayment Amount" shall have the meaning specified in section 2.08.

         "Holder's Unused Proceeds Prepayment Amount" shall have the meaning specified in section 2.08.

         "Indebtedness" of any Person shall mean, at any date, all indebtedness, liabilities and other obligations of such Person at such date (other than items of shareholders' equity) which would, in accordance with GAAP, be classified as liabilities of such Person, but in any event including (without duplication):
                  (a)      all Guarantees of such Person;

                  (b) all indebtedness, liabilities and other obligations secured by any Lien in respect of property owned by such Person, whether or not such Person has assumed or become liable for the payment of such obligations;

                  (c) all indebtedness, liabilities and other obligations of such Person arising under any conditional sale or other title retention agreement, whether or not the rights and remedies of the seller or lender under such agreement in the event of default are limited to repossession or sale of such property;

                  (d) the amount of the obligation required to be recorded by the lessee in respect of any Capital Lease under which such Person is lessee; and

                  (e) all indebtedness, liabilities and other obligations arising in connection with letters of credit, bankers acceptances or other credit enhancement facilities and in connection with interest rate swaps, currency swaps and similar obligations which require such Person to make payments, whether periodically or upon the happening of a contingency.

         "Indemnified Taxes" means Taxes other than Excluded Taxes.

         "Interest Election Request" means a request by the Borrower to convert or continue a Revolving Borrowing in accordance with Section 2.08.

         "Interest Expense" of any Person shall mean, for any period, the aggregate amount of (a) all interest paid, payable or guaranteed during such period by such Person in respect of Funded Debt and Current Debt (including, without limitation, Capital Leases), determined in accordance with GAAP, and (b) all interest capitalized or deferred during such period, determined in accordance with GAAP. Interest which is payable at a floating or variable rate shall be determined on the basis of the rate in effect on the date as of which Interest Expense is to be determined.

         "Interest Payment Date" means (a) with respect to any ABR Loan or Prime Based Loan, the last day of each March, June, September and December, (b) with respect to any Eurodollar Loan, the last day of the Interest Period applicable to the Borrowing of which such Loan is a part and, in the case of a Eurodollar Borrowing with an Interest Period of more than three months' duration, each day prior to the last day of such Interest Period that occurs at intervals of three months' duration after the first day of such Interest Period.

         "Interest Period" means with respect to any Eurodollar Borrowing, the period commencing on the date of such Borrowing and ending on the numerically corresponding day in the calendar month that is one, two, three or six months thereafter, as the Borrower may elect; provided, that (i) if any Interest Period would end on a day other than a Business Day, such Interest Period shall be extended to the next succeeding Business Day unless such next succeeding Business Day would fall in the next calendar month, in which case such Interest Period shall end on the next preceding Business Day and (ii) any Interest Period pertaining to a Eurodollar Borrowing that commences on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the last calendar month of such Interest Period) shall end on the last Business Day of the last calendar month of such Interest Period. For purposes hereof, the date of a Borrowing initially shall be the date on which such Borrowing is made and, in the case of a Revolving Borrowing, thereafter shall be the effective date of the most recent conversion or continuation of such Borrowing.

         "Investment" shall mean any investment made by stock purchase, capital contribution, loan, advance, acquisition of Indebtedness, Guarantee or otherwise, provided that in no event shall the term Investment include the direct acquisition of the operating assets of another Person.

         "Lenders" means the Persons listed on Schedule 2.01 and any other Person that shall have become a party hereto pursuant to an Assignment and Acceptance, other than any such Person that ceases to be a party hereto pursuant to an Assignment and Acceptance.

         "LIBO Rate" means, with respect to any Eurodollar Borrowing for any Interest Period, the rate appearing on Page 3750 of the Telerate Service (or on any successor or substitute page of such Service, or any successor to or substitute for such Service, providing rate quotations comparable to those currently provided on such page of such Service, as determined by the Administrative Agent from time to time for purposes of providing quotations of interest rates applicable to dollar deposits in the London interbank market) at approximately 11:00 a.m., London time, two Business Days prior to the commencement of such Interest Period, as the rate for dollar deposits with a maturity comparable to such Interest Period. In the event that such rate is not available at such time for any reason, then the "LIBO Rate" with respect to such Eurodollar Borrowing for such Interest Period shall be the rate rounded upwards, if necessary, to the next 1/16 of 1% at which dollar deposits of $5,000,000 and for a maturity comparable to such Interest Period are offered by the principal London office of the Administrative Agent in immediately available funds in the London interbank market at approximately 11:00 a.m., London time, two Business Days prior to the commencement of such Interest Period.

         "Lien" means, with respect to any asset, (a) any mortgage, deed of trust, lien, pledge, hypothecation, encumbrance, charge or security interest in, on or of such asset, (b) the interest of a vendor or a lessor under any conditional sale agreement, capital lease or title retention agreement (or any financing lease having substantially the same economic effect as any of the foregoing) relating to such asset and (c) in the case of securities, any purchase option, call or similar right of a third party with respect to such securities.

     "Loan Documents" means this Agreement, the Guaranties, the Promissory Notes, the Security Agreements and the Financing Statements.

     "Loans" means the loans made by the Lenders to the Borrower pursuant to this Agreement.

         "Margin" means, with respect to any Loan bearing interest at a rate based on the LIBO Rate, 1.75%.

         "Material Adverse Effect" means a material adverse effect on (a) the business, assets, operations, prospects or condition, financial or otherwise, of the Borrower and the Subsidiaries taken as a whole, (b) the ability of the Borrower to perform any of its obligations under this Agreement or any of the Loan Documents and (c) the rights of or remedies available to the Lenders under this Agreement or any Loan Documents.

         "Material Adverse Change" shall mean a material adverse change in or effect upon any of (a) the condition (financial or otherwise), business, performance, operations, properties, profits or prospects of the Borrower or the Borrower and its Subsidiaries taken as one enterprise, (b) the legality, validity or enforceability of this Agreement, the Promissory Notes or any of the other Loan Documents, including, without limitation, the Liens created or intended to be created by the Security Documents; (c) the rights and remedies of any holder of the Promissory Notes or (d) the ability of the Borrower or any of its Subsidiaries to perform its obligations under any of the Loan Documents and/or to comply with any of the terms thereof applicable to it.

         "Maturity Date" means November 30, 1999.

         "Multiemployer  Plan"   means  a   multiemployer   plan  as  defined in
Section 4001(a)(3) of ERISA.

         "Net Asset Sale Proceeds" shall mean, in the case of any Sale of Assets, the gross cash proceeds of such sale whenever received by the Borrower and its Subsidiaries after deducting: (a) the aggregate amount of Indebtedness secured by a Lien on the assets so sold or incurred in connection with the original acquisition of the assets so sold, but in each case only to the extent such Indebtedness is required to be repaid and is so repaid as a condition to or upon consummation of such sale, (b) the reasonable out-of-pocket expenses incurred by the Borrower and its Subsidiaries in connection with such sale, and
(c) all taxes payable by the Borrower and its Subsidiaries as a result of such sale, including taxes in respect of income and profits.

         "Net Income" of any Person shall mean, for any period, the net income (or net loss), excluding all extraordinary, unusual, nonrecurring and/or nonoperating gains or losses of such Person for such period, determined in accordance with GAAP.

         "Net Proceeds of Capital Stock" shall mean, for any period, all cash proceeds (net of all costs and out-of-pocket expenses in connection therewith, including, without limitation, placement, underwriting and brokerage fees and expenses) received by the Borrower during such period, from the sale of Shares (but not the sale of Redeemable Shares) of the Borrower.
         "Net Worth" of any Person shall mean, at any date, the sum of (a) the capital stock (excluding treasury stock and capital stock subscribed and unissued) and (b) surplus (including retained earnings, additional paid-in capital and the balance of the current profit and loss account not transferred to surplus) of such Person at such date, determined in accordance with GAAP.

         "Note Agreement" and "Note Agreements" shall have the respective meanings specified in the Preamble.

     "Note" and "Notes" shall have the respective meanings specified in the Preamble.

         "Note Holder" and "Note Holders" shall have the respective meanings specified in the Preamble.

         "Old Bank Debt" means all outstanding indebtedness of the Borrower and its Subsidiaries to The Chase Manhattan Bank and Atlantic Bank of New York incurred pursuant to a certain Credit Agreement dated as of May 24, 1996, as amended by a certain First Amendment to Credit Agreement dated as of August 12, 1996, by a certain Second Amendment to Credit Agreement dated as of September 23, 1996 and a certain Third Amendment to Credit Agreement dated as of January 13, 1997.

         "Other Taxes" means any and all present or future stamp or documentary taxes or any other excise or property taxes, charges or similar levies arising from any payment made hereunder or from the execution, delivery or enforcement of, or otherwise with respect to, this Agreement.

         "PBGC" means the Pension Benefit Guaranty Corporation referred to and defined in ERISA and any successor entity performing similar functions.

         "Permitted Investment" shall mean any of the following Investments:

                  (a)  Investments  existing on the date  hereof  and   referred
         to in Schedule 3.12 attached hereto;

                  (b) Investments by the Borrower or by any Subsidiary of the Borrower in any Wholly-Owned Subsidiary Guarantor (or in any Person which simultaneously therewith becomes a Wholly-Owned Subsidiary Guarantor) made by stock purchase, capital contribution, loan or advance, provided that (i) both at the time of and immediately after giving effect to any such Investment, no Default or Event of Default shall have occurred and be continuing and (ii) all such Investments are made only in Solvent entities (A) which are organized under the laws of and conduct substantially all of their respective businesses in the United States of America or a state thereof or the District of Columbia and having all or substantially all of its property in the United States of America; and (B) whose lines of business are not materially different from those in which the Borrower and its Subsidiaries are now engaged;
                  (c) Investments by any Subsidiary of the Borrower in the Borrower;

                  (d) readily marketable obligations (having a maturity not in excess of 12 months from the date of acquisition thereof) of, or fully and unconditionally guaranteed (as to both principal and interest) by, the United States of America or an agency thereof, or a foreign government, the treasury obligations of which are rated AAA by Standard & Poor's Corporation and Aaa by Moody's Investors Service, Inc.;

                  (e) negotiable certificates of deposit (having a maturity not in excess of 12 months from the date of acquisition thereof) evidencing direct obligations of any federally insured commercial bank or trust company organized and operating in the United States of America having either (i) capital and surplus and undistributed profits of at least $100,000,000 or (ii) assets of at least $1,000,000,000 and in each case having the highest rating available from Moody's Investors Service, Inc. and Standard & Poor's Corporation;

                  (f) repurchase agreements (having a term not in excess of 90 days) with any commercial bank or trust company described in clause (e) above, provided that (i) title to and custody of the collateral for each such repurchase agreement is held by the Borrower or an agent of the Borrower other than the issuer of such repurchase agreement and affiliates thereof, (ii) the fair market value (for purposes hereof, the fair market value of the collateral shall mean the bid prices thereof as published in a standard publication) of the collateral for each such repurchase agreement shall at all times be at least 102% of the amount of such repurchase obligation and (iii) the collateral for each such repurchase agreement shall be in negotiable form, shall be free of all liens and shall consist solely of securities of the sort described in clause (d) above;

                  (g) accounts receivable arising from transactions in the ordinary course of business; contingent liabilities represented by endorsements of negotiable instruments for collection or deposit in the ordinary course of business; advances, deposits, down payments and prepayments on account of firm purchase orders made in the ordinary course of business;

                  (h) commercial paper and loan participations (having a maturity not in excess of 270 days from the date of issue ) evidencing the direct obligation of any corporation organized and operating in the United States of America and having a rating which is A-1 or P-1 or better at the time of acquisition thereof;

                  (i) commercial paper and loan participations (having a maturity not in excess of 270 days from the date of issue) evidencing the direct obligation of any corporation organized and operating in the United States of America and having a rating A-3 or P-3 or better at the time of acquisition thereof, provided that the aggregate value (determined as provided in section 6.03) of all Investments made pursuant to this clause (i) shall not exceed $5,000,000; and
                  (j)  other   Investments  made  after  the  Closing  Date  not
         otherwise permitted by the preceding clauses of this definition, provided that (i) all such Investments are made only in Solvent entities and (ii) both at the time of and immediately after giving effect to any such Investment, (A) no Default or Event of Default shall have occurred and be continuing and (B) the aggregate value (determined as provided in section 6.03) of all Investments made pursuant to this clause (j) does not exceed 15% of Consolidated Net Worth.

         "Person" means any natural person, corporation, limited liability company, trust, joint venture, association, company, partnership, Governmental Authority or other entity.

         "Plan" means any employee pension benefit plan (other than a Multiemployer Plan) subject to the provisions of Title IV of ERISA or Section 412 of the Code or Section 302 of ERISA, and in respect of which the Borrower or any ERISA Affiliate is (or, if such plan were terminated, would under Section 4069 of ERISA be deemed to be) an "employer" as defined in Section 3(5) of ERISA.

         "Preferred Shares", as applied to shares of any Person, shall mean Shares of such Person which shall be entitled to preference or priority over any other Shares of such Person in respect of either the payment of dividends or the distribution of assets upon liquidation.

         "Prime Rate" means the rate of interest per annum publicly announced from time to time by The Chase Manhattan Bank as its prime rate in effect at its principal office in New York City; each change in the Prime Rate shall be effective from and including the date such change is publicly announced as being effective.

         "Private   Placement   Documents"   shall  mean  the  Notes,  the  Note
Agreements, the Guarantees of the Notes, the Security Agreements and the Collateral Agency and Intercreditor Agreement.

         "Promissory Note" means a note of the Borrower executed and delivered to each Lender, in the form of Exhibit C.

         "Redeemable" shall mean, with respect to any Shares of any Person, each Share of such Person that is (a) redeemable payable or required to be purchased or otherwise retired or extinguished, or convertible into Funded Debt or Current Debt of such Person, (i) at a fixed or determinable date, whether by operation of any sinking fund or otherwise, (ii) at the option of any Person other than such Person or (iii) upon the occurrence of a condition not solely within the control of such Person or (b) convertible into other Redeemable Shares.

         "Register" has the meaning set forth in Section 9.04.

         "Related Parties" means, with respect to any specified Person, such Person's Affiliates and the respective directors, officers, employees, agents and advisors of such Person and such Person's Affiliates.

         "Rental Obligations" of any Person shall mean, for any period, all rents and other amounts determined in accordance with GAAP paid, payable or guaranteed during such period by such Person, as lessee or sublessee under any lease, including, without limitation, any amount required to be paid by such Person as rents or additional rents on account of maintenance, repairs, insurance, taxes, utilities and similar charges determined in accordance with GAAP. Whenever it is necessary to determine the amount of Rental Obligations for any period, to the extent that such Rental Obligations are not definitely determinable by the terms of the lease, the Rental Obligations not so definitely determinable shall be estimated in good faith and in such reasonable manner as the Board of Directors of the Borrower may select (as evidenced by certified resolutions thereof promptly delivered to the holder or holders of the Notes). Notwithstanding the foregoing, Rental Obligations of the Borrower and its Subsidiaries shall include only that portion of the amounts payable by the Borrower under the ATEC Master Sublease and Master Equipment Lease Agreement, each dated May 24, 1996, which is being expensed by the Borrower and its Subsidiaries, which was based on the fair market value of the property subject to such agreements.

         "Required Lenders" means, at any time, Lenders having Revolving Credit Exposures and unused Commitments representing 100% of the sum of the total Revolving Credit Exposures and unused Commitments at such time.

         "Restricted Investments" means any investment other than a Permitted Investment.

         "Restricted Payment" as applied to any Person shall mean:

                  (a) any dividend or other  distribution or payment  (including any distribution of properties, assets, cash, rights, obligations or securities), direct or indirect, on account of any Shares of such Person now or hereafter outstanding (including, without limitation, Preferred Shares) or any securities convertible into or exercisable or exchangeable for such Shares or any rights, options or warrants to
         acquire  any  such  Shares,   except  for  (i)  any  such  dividend  or
         distribution or payment to the Borrower and/or any Wholly-Owned Subsidiary Guarantor and (ii) a dividend payable to all of the holders of the Common Stock solely in shares of Common Stock; and

                  (b) any redemption, retirement, purchase or other acquisition, direct or indirect, of any Shares of such Person now or hereafter outstanding (including, without limitation, Preferred Shares) or any securities convertible into or exercisable or exchangeable for such Shares or any rights, options or warrants to acquire any such Shares.

         For purposes of this Agreement, the amount of any Restricted Payment made in property other than cash shall be the greater of (x) the fair market value of such property (as reasonably determined in good faith by the board of directors (or equivalent governing body) of the Person making such Restricted Payment) and (y) the net book value thereof on the books of such Person, in each case determined as of the date on which such Restricted Payment is made.

         "Revolving Credit Exposure" means, with respect to any Lender at any time, the sum of the outstanding principal amount of such Lender's Revolving Loans.

         "Revolving Loan" means a Loan made pursuant to Section 2.03.

         "Sale of Assets" shall have the meaning specified in section 6.09.

         "Security Documents" shall mean each Guaranty, Security Agreement and UCC-1 Financing Statement executed and delivered hereunder.

         "Senior Debt" shall mean all Funded Debt and/or Current Debt of the Borrower, including, without limitation, the Notes and the Current Debt and Funded Debt outstanding under this Agreement, other than any such Funded Debt or Current Debt which is subordinate in right of payment to the Notes and/or the Current Debt and Funded Debt outstanding under this Agreement.

         "Security Agreement" means an agreement executed and delivered by the Borrower and each Subsidiary to the Administrative Agent granting a first lien security interest.

         "Shares" of any Person shall include any and all shares of capital stock, partnership interests, membership interests, or other shares, interests, participations or other equivalents (however designated of any class) in the capital of, or other ownership interests in, such Person.

         "Solvent" as applied to any Person at any date shall mean that on and as of such date (a) the fair value of the properties and assets of such Person is greater than the total amount of liabilities, including, without limitation, contingent liabilities, of such Person, (b) the present fair salable value of the properties and assets of such Person is not less than the amount that will be required to pay the probable liability of such Person on its debts as they become absolute and matured, (c) such Person does not intend to, and does not believe that it will, incur debts or liabilities beyond such Person's ability to pay as such debts and liabilities mature and (d) such Person is not engaged in business or a transaction, and is not about to engage in business or a transaction, for which such Person's properties and assets would constitute an unreasonably small capital. The amount of contingent liabilities on and as of any date shall be computed as the amount that, in the light of all the facts and circumstances existing on and as of such date, represents the amount that can reasonably be expected to become an actual or matured liability. For purposes of this definition, "Person" shall mean, where so required by the context in which the term "Solvent" appears, such Person and its Subsidiaries taken as a whole.

         "Statutory Reserve Rate" means a fraction (expressed as a decimal), the numerator of which is the number one and the denominator of which is the number one minus the aggregate of the maximum reserve percentages (including any marginal, special, emergency or supplemental reserves) expressed as a decimal established by the Board to which the Administrative Agent is subject with respect to the Adjusted LIBO Rate, for eurocurrency funding (currently referred to as "Eurocurrency Liabilities" in Regulation D of the Board). Such reserve percentages shall include those imposed pursuant to such Regulation D. Eurodollar Loans shall be deemed to constitute eurocurrency funding and to be subject to such reserve requirements without benefit of or credit for proration, exemptions or offsets that may be available from time to time to any Lender under such Regulation D or any comparable regulation. The Statutory Reserve Rate shall be adjusted automatically on and as of the effective date of any change in any reserve percentage.

         "subsidiary" means, with respect to any Person (the "parent") at any date, any corporation, limited liability company, partnership, association or other entity the accounts of which would be consolidated with those of the parent in the parent's consolidated financial statements if such financial statements were prepared in accordance with GAAP as of such date, as well as any other corporation, limited liability company, partnership, association or other entity (a) of which securities or other ownership interests representing more than 50% of the equity or more than 50% of the ordinary voting power or, in the case of a partnership, more than 50% of the general partnership interests are, as of such date, owned, controlled or held, or (b) that is, as of such date, otherwise Controlled, by the parent or one or more subsidiaries of the parent or by the parent and one or more subsidiaries of the parent.

         "Subsidiary" means any subsidiary of the Borrower.

         "Subordinated Debt" or "Indebtedness" means all Indebtedness which is subordinated in right of payment, form and substance satisfactory to the Administrative Agent and each Lender to all Indebtedness of the Borrower to each Lender.

         "Successor Corporation" shall have the  meaning  specified  in  Section
 6.07.

         "Taxes"  means any and all present or future  taxes,  levies,  imposts,
duties,  deductions,   charges  or  withholdings  imposed  by  any  Governmental
Authority.

         "Test Period" shall have the meaning specified in Section 6.03.

         "Three-Month Secondary CD Rate" means, for any day, the secondary market rate for three-month certificates of deposit reported as being in effect on such day (or, if such day is not a Business Day, the next preceding Business
Day) by the Board through the public information telephone line of the Federal Reserve Bank of New York (which rate will, under the current practices of the Board, be published in Federal Reserve Statistical Release H.15(519) during the week following such day) or, if such rate is not so reported on such day or such next preceding Business Day, the average of the secondary market quotations for three-month certificates of deposit of major money center banks in New York City received at approximately 10:00 a.m., New York City time, on such day (or, if such day is not a Business Day, on the next preceding Business Day) by the Administrative Agent from three negotiable certificate of deposit dealers of recognized standing selected by it.

         "Total Debt" of any Person shall mean, at any date, the sum of Funded Debt and Current Debt of such Person outstanding on such date (which shall not be deemed to include the undrawn Commitment of any Lender hereunder).

         "Transactions" means the execution, delivery and performance by (i) the Borrower of this Agreement, its Security Agreement, the Promissory Notes, the UCC-1 Financing Statements, the borrowing of Loans and the use of the proceeds thereof, and (ii) by each Guarantor of its Guaranty, Security Agreement and UCC-1 Financing Statements.

         "Type", when used in reference to any Loan or Borrowing, refers to whether the rate of interest on such Loan, or on the Loans comprising such Borrowing, is determined by reference to the Adjusted LIBO Rate or the Alternate Base Rate.

         "Voting Stock" when used with reference to any Person, shall mean Shares (however designated) of such Person having ordinary voting power for the election of a majority of the members of the board of directors (or other governing body) of such Person, other than Shares having such power only by reason of the happening of a contingency.

         "Wholly-Owned Subsidiary" shall mean any Subsidiary all of the outstanding shares of which, other than directors' qualifying shares, shall at the time be owned by the Borrower and/or by one or more other Wholly-Owned Subsidiaries and the accounts of which are consolidated with those of the Borrower in accordance with GAAP.

         "Wholly-Owned Subsidiary Guarantor" shall mean any Wholly-Owned Subsidiary that has delivered to each Lender a valid, binding and enforceable Promissory Note, Guaranty and Security Agreement, and all of whose properties and assets which constitute Collateral are subject to valid and enforceable first priority perfected Liens in favor of the Collateral Agent.

         "Withdrawal Liability" means liability to a Multiemployer Plan as a result of a complete or partial withdrawal from such Multiemployer Plan, as such terms are defined in Part I of Subtitle E of Title IV of ERISA.

         "Working Capital" shall mean the excess of Current Assets over Current Liabilities.

         SECTION 1.02. Classification of Loans and Borrowings. For purposes of this Agreement, Loans may be classified and referred to by Class (e.g., a "Revolving Loan") or by Type (e.g., a "Eurodollar Loan") or by Class and Type (e.g., a "Eurodollar Revolving Loan"). Borrowings also may be classified and referred to by Class (e.g., a "Revolving Borrowing") or by Type (e.g., a "Eurodollar Borrowing") or by Class and Type (e.g., a "Eurodollar Revolving Borrowing").

         SECTION 1.03. Terms Generally. The definitions of terms herein shall apply equally to the singular and plural forms of the terms defined. Whenever the context may require, any pronoun shall include the corresponding masculine, feminine and neuter forms. The words "include", "includes" and "including" shall be deemed to be followed by the phrase "without limitation". The word "will" shall be construed to have the same meaning and effect as the word "shall". Unless the context requires otherwise (a) any definition of or reference to any agreement, instrument or other document herein shall be construed as referring to such agreement, instrument or other document as from time to time amended, supplemented or otherwise modified (subject to any restrictions on such amendments, supplements or modifications set forth herein), (b) any reference herein to any Person shall be construed to include such Person's successors and assigns, (c) the words "herein", "hereof" and "hereunder", and words of similar import, shall be construed to refer to this Agreement in its entirety and not to any particular provision hereof, (d) all references herein to Articles, Sections, Exhibits and Schedules shall be construed to refer to Articles and Sections of, and Exhibits and Schedules to, this Agreement and (e) the words "asset" and "property" shall be construed to have the same meaning and effect and to refer to any and all tangible and intangible assets and properties, including cash, securities, accounts and contract rights.

         SECTION 1.04. Accounting Terms; GAAP. Except as otherwise expressly provided herein, all terms of an accounting or financial nature shall be construed in accordance with GAAP, as in effect from time to time; provided that, if the Borrower notifies the Administrative Agent that the Borrower requests an amendment to any provision hereof to eliminate the effect of any change occurring after the date hereof in GAAP or in the application thereof on the operation of such provision (or if the Administrative Agent notifies the Borrower that the Required Lenders request an amendment to any provision hereof for such purpose), regardless of whether any such notice is given before or after such change in GAAP or in the application thereof, then such provision shall be interpreted on the basis of GAAP as in effect and applied immediately before such change shall have become effective until such notice shall have been withdrawn or such provision amended in accordance herewith.

                                   ARTICLE II

                                   The Credits

         SECTION 2.01. Commitments. Subject to the terms and conditions set forth herein, each Lender agrees to make Revolving Loans to the Borrower from time to time during the Availability Period in an aggregate principal amount that will not result in (a) such Lender's Revolving Credit Exposure exceeding such Lender's Commitment or (b) the sum of the total Revolving Credit Exposures exceeding the total Commitments. Within the foregoing limits and subject to the terms and conditions set forth herein, the Borrower may borrow, prepay and reborrow Revolving Loans.
         SECTION 2.02. Loans and Borrowings. (a) Each Revolving Loan shall be made as part of a Borrowing consisting of Revolving Loans made by the Lenders ratably in accordance with their respective Commitments. The failure of any Lender to make any Loan required to be made by it shall not relieve any other Lender of its obligations hereunder; provided that the Commitments of the Lenders are several and no Lender shall be responsible for any other Lender's failure to make Loans as required.

                  (b) Subject to Section 2.14, (i) each Revolving Borrowing shall be comprised entirely of Eurodollar Loans or ABR Loans as the Borrower may request in accordance herewith. Each Lender at its option may make any Eurodollar Loan by causing any domestic or foreign branch or Affiliate of such Lender to make such Loan; provided that any exercise of such option shall not affect the obligation of the Borrower to repay such Loan in accordance with the terms of this Agreement.

                  (c) At the commencement of each Interest Period for any Eurodollar Revolving Borrowing, such Borrowing shall be in an aggregate amount that is an integral multiple of $100,000 and not less than $500,000. At the time that each ABR Revolving Borrowing is made, such Borrowing shall be in an aggregate amount that is an integral multiple of $100,000. Borrowings of more than one Type may be outstanding at the same time; provided that there shall not at any time be more than a total of 5 Eurodollar Revolving Borrowings outstanding.

                  (d) Notwithstanding any other provision of this Agreement, the Borrower shall not be entitled to request, or to elect to convert or continue, any Borrowing if the Interest Period requested with respect thereto would end after the Maturity Date.

         SECTION 2.03. Requests for Revolving Borrowings. To request a Revolving Borrowing, the Borrower shall notify the Administrative Agent of such request by telephone (a) in the case of a Eurodollar Borrowing, not later than 11:00 a.m., New York City time, three Business Days before the date of the proposed Borrowing or (b) in the case of an ABR Borrowing, not later than 11:00 a.m., New York City time, on the date of the proposed Borrowing. Each such telephonic Borrowing Request shall be irrevocable and shall be confirmed promptly by hand delivery or telecopy to the Administrative Agent of a written Borrowing Request in a form approved by the Administrative Agent and signed by the Borrower. Each such telephonic and written Borrowing Request shall specify the following information in compliance with Section 2.02:

                  (i)  the aggregate amount of the requested Borrowing;

                  (ii)  the date of such Borrowing, which shall be a Business
                  Day;

                  (iii) whether such Borrowing is to be a Eurodollar Borrowing or an ABR Borrowing;

                  (iv) in the case of a Eurodollar Borrowing, the initial Interest Period to be applicable thereto, which shall be a period contemplated by the definition of the term "Interest Period"; and

                  (v) the location and number of the Borrower's account to which funds are to be disbursed, which shall comply with the requirements of Section 2.07.

If no election as to the Type of Revolving Borrowing is specified, then the requested Revolving Borrowing shall be an ABR Borrowing. If no Interest Period is specified with respect to any requested Eurodollar Revolving Borrowing, then the Borrower shall be deemed to have selected an Interest Period of one month's duration. Promptly following receipt of a Borrowing Request in accordance with this Section, the Administrative Agent shall advise each Lender of the details thereof and of the amount of such Lender's Loan to be made as part of the requested Borrowing.

         SECTION 2.04. Funding of Borrowings. (a) Each Lender shall make each Loan to be made by it hereunder on the proposed date thereof by wire transfer of immediately available funds by 12:00 noon, New York City time, to the account of the Administrative Agent most recently designated by it for such purpose by notice to the Lenders. The Administrative Agent will make such Loans available to the Borrower by promptly crediting the amounts so received, in like funds, to an account of the Borrower maintained with the Administrative Agent in New York City and designated by the Borrower in the applicable Borrowing Request.

                  (b) Unless the Administrative Agent shall have received notice from a Lender prior to the proposed date of any Borrowing that such Lender will not make available to the Administrative Agent such Lender's share of such Borrowing, the Administrative Agent may assume that such Lender has made such share available on such date in accordance with paragraph (a) of this Section and may, in reliance upon such assumption, make available to the Borrower a corresponding amount. In such event, if a Lender has not in fact made its share of the applicable Borrowing available to the Administrative Agent, then the applicable Lender and the Borrower severally agree to pay to the Administrative Agent forthwith on demand such corresponding amount with interest thereon, for each day from and including the date such amount is made available to the Borrower to but excluding the date of payment to the Administrative Agent, at
(i) in the case of such Lender, the greater of the Federal Funds Effective Rate and a rate determined by the Administrative Agent in accordance with banking industry rules on interbank compensation or (ii) in the case of the Borrower, the interest rate applicable to ABR Loans. If such Lender pays such amount to the Administrative Agent, then such amount shall constitute such Lender's Loan included in such Borrowing, but in no event shall the amount thereof so included in such Borrowing exceed the aggregate of (x) such corresponding amount and (y) interest computed at the interest rate applicable to ABR Loans.

         SECTION 2.05. Interest Elections. (a) Each Revolving Borrowing initially shall be of the Type specified in the applicable Borrowing Request and, in the case of a Eurodollar Revolving Borrowing, shall have an initial Interest Period as specified in such Borrowing Request. Thereafter, the Borrower may elect to convert such Borrowing to a different Type or to continue such Borrowing and, in the case of a Eurodollar Revolving Borrowing, may elect Interest Periods therefor, all as provided in this Section. The Borrower may elect different options with respect to different portions of the affected Borrowing, in which case each such portion shall be allocated ratably among the Lenders holding the Loans comprising such Borrowing, and the Loans comprising each such portion shall be considered a separate Borrowing.

                  (b) To make an election pursuant to this Section, the Borrower shall notify the Administrative Agent of such election by telephone by the time that a Borrowing Request would be required under Section 2.03 if the Borrower were requesting a Revolving Borrowing of the Type resulting from such election to be made on the effective date of such election. Each such telephonic Interest Election Request shall be irrevocable and shall be confirmed promptly by hand delivery or telecopy to the Administrative Agent of a written Interest Election Request in a form approved by the Administrative Agent and signed by the Borrower.

                  (c) Each telephonic and written Interest Election Request shall specify the following information in compliance with Section 2.02:

                  (i) the Borrowing to which such Interest Election Request applies and, if different options are being elected with respect to different portions thereof, the portions thereof to be allocated to each resulting Borrowing (in which case the information to be specified pursuant to clauses (iii) and (iv) below shall be specified for each resulting Borrowing);

                  (ii) the effective date of the election made pursuant to such Interest Election Request, which shall be a Business Day;

                  (iii)  whether  the  resultin   Borrowing  is  to  be  an  ABR
         Borrowing or a Eurodollar Borrowing; and

                  (iv) if the resulting Borrowing is a Eurodollar Borrowing, the Interest Period to be applicable thereto after giving effect to such election, which shall be a period contemplated by the definition of the term "Interest Period".

If any such Interest Election Request requests a Eurodollar Borrowing but does not specify an Interest Period, then the Borrower shall be deemed to have selected an Interest Period of one month's duration.

                  (d)  Promptly   following  receipt  of  an  Interest  Election
Request, the Administrative Agent shall advise each Lender of the details thereof and of such Lender's portion of each resulting Borrowing.

                  (e) If the Borrower fails to deliver a timely Interest Election Request with respect to a Eurodollar Revolving Borrowing prior to the end of the Interest Period applicable thereto, then, unless such Borrowing is repaid as provided herein, at the end of such Interest Period such Borrowing shall be converted to an ABR Borrowing. Notwithstanding any contrary provision hereof, if an Event of Default has occurred and is continuing and the Administrative Agent, at the request of the Required Lenders, so notifies the Borrower, then, so long as an Event of Default is continuing (i) no outstanding Revolving Borrowing may be converted to or continued as a Eurodollar Borrowing and (ii) unless repaid, each Eurodollar Revolving Borrowing shall be converted to an ABR Borrowing at the end of the Interest Period applicable thereto.

         SECTION 2.06.  Termination and Reduction of Commitments.

                  (a) Unless   previously   terminated,   the  Commitments shall
terminate on the Maturity Date.

                  (b) The Borrower may at any time terminate, or from time to time reduce, the Commitments; provided that (i) each reduction of the Commitments shall be in an amount that is an integral multiple of $100,000 and not less than $100,000 and (ii) the Borrower shall not terminate or reduce the Commitments if, after giving effect to any concurrent prepayment of the Loans in accordance with Section 2.08, the sum of the Revolving Credit Exposures would exceed the total Commitments.

                  (c) The Borrower shall notify the Administrative Agent of any election to terminate or reduce the Commitments under paragraph (b) of this Section at least three Business Days prior to the effective date of such termination or reduction, specifying such election and the effective date thereof. Promptly following receipt of any notice, the Administrative Agent shall advise the Lenders of the contents thereof. Each notice delivered by the Borrower pursuant to this Section shall be irrevocable; provided that a notice of termination of the Commitments delivered by the Borrower may state that such notice is conditioned upon the effectiveness of other credit facilities, in which case such notice may be revoked by the Borrower (by notice to the Administrative Agent on or prior to the specified effective date) if such condition is not satisfied. Any termination or reduction of the Commitments shall be permanent. Each reduction of the Commitments shall be made ratably among the Lenders in accordance with their respective Commitments.

         SECTION 2.07. Repayment of Loans; Evidence of Debt. (a) The Borrower hereby unconditionally promises to pay to the Administrative Agent for the account of each Lender the then unpaid principal amount of each Revolving Loan on the Maturity Date.

                  (b) Each Lender shall maintain in accordance with its usual practice an account or accounts evidencing the indebtedness of the Borrower to such Lender resulting from each Loan made by such Lender, including the amounts of principal and interest payable and paid to such Lender from time to time hereunder.

                  (c) The Administrative Agent shall maintain accounts in which it shall record (i) the amount of each Loan made hereunder, the Class and Type thereof and the Interest Period applicable thereto, (ii) the amount of any principal or interest due and payable or to become due and payable from the Borrower to each Lender hereunder and (iii) the amount of any sum received by the Administrative Agent hereunder for the account of the Lenders and each Lender's share thereof.

                  (d) The entries made in the accounts maintained pursuant to paragraph (b) or (c) of this Section shall be prima facie evidence of the existence and amounts of the obligations recorded therein; provided that the failure of any Lender or the Administrative Agent to maintain such accounts or any error therein shall not in any manner affect the obligation of the Borrower to repay the Loans in accordance with the terms of this Agreement.

                  (e) Loans made by each Lender to the Borrower shall be evidenced by a Promissory Note payable to the order of such Lender (or, if requested by such Lender, to such Lender and its registered assigns). Thereafter, the Loans evidenced by such Promissory Note and interest thereon shall at all times (including after assignment pursuant to Section 9.04) be represented by one or more Promissory Notes in such form payable to the order of the payee named therein (or, if such promissory note is a registered note, to such payee and its registered assigns).

         SECTION 2.08. Prepayment of Loans. (a) The Borrower shall have the right at any time and from time to time to prepay any Borrowing in whole or in part, subject to prior notice in accordance with paragraph (b) of this Section.

                  (b) The Borrower shall notify the Administrative Agent by telephone (confirmed by telecopy) of any prepayment hereunder (i) in the case of prepayment of a Eurodollar Revolving Borrowing, not later than 11:00 a.m., New York City time, three Business Days before the date of prepayment and (ii) in the case of prepayment of an ABR Revolving Borrowing, not later than 11:00 a.m., New York City time, one Business Day before the date of prepayment. Each such notice shall be irrevocable and shall specify the prepayment date and the principal amount of each Borrowing or portion thereof to be prepaid; provided that, if a notice of prepayment is given in connection with a conditional notice of termination of the Commitments as contemplated by Section 2.06, then such notice of prepayment may be revoked if such notice of termination is revoked in accordance with Section 2.06. Promptly following receipt of any such notice relating to a Revolving Borrowing, the Administrative Agent shall advise the Lenders of the contents thereof. Each partial prepayment of any Revolving
Borrowing shall be in an amount that would be permitted in the case of an advance of a Revolving Borrowing of the same Type as provided in Section 2.02. Each prepayment of a Revolving Borrowing shall be applied ratably to the Loans included in the prepaid Borrowing. Prepayments shall be accompanied by accrued interest to the extent required by Section 2.10.

                  (c) The Borrower  shall during the thirty day period after the consummation of a Sale of Assets made in compliance with section 6.09(d) give written notice to each holder of Senior Debt of the occurrence of such Sale of Assets, which notice shall (i) specify (x) the aggregate Net Asset Sale Proceeds thereof which are not expected to be applied within 360 days of the consummation of such sale to the purchase by the Borrower or its Subsidiaries of property and assets (other than cash or cash equivalents) used and useful in the ordinary course of business of the Borrower and its Subsidiaries (the "Available Net Proceeds"), and (y) the portion of the Available Net Proceeds equal to the percentage thereof which the then outstanding principal balance of the Senior Debt of such holder represents of the then outstanding principal balance of all Senior Debt (such "Holder's Net Proceeds Prepayment Amount"), and (ii) offer to prepay a principal amount of the Senior Debt of such holder in an amount equal to the sum of (x) such Holder's Net Proceeds Prepayment Amount plus (y) any additional Available Net Proceeds not required by the other holders of Senior Debt to prepay such other holders' Senior Debt ("Excess Available Net Proceeds"). Each Lender shall have the right, by written notice to the Borrower delivered within 30 days after receipt by such Lender of a prepayment offer from the Borrower delivered pursuant to this section 2.08(c), to require the Borrower to prepay such Lender's Promissory Note, subject to the provisions of section
2.13 hereof, in the principal amount specified in such notice from such Lender, which amount shall not exceed such Lender's Net Proceeds Prepayment Amount, provided that such Lender may also elect to require that such prepayment amount be increased by the amount specified in such notice not to exceed the amount of Excess Available Net Proceeds (it being agreed that Available Net Proceeds originally offered to a Note Holder and not required by such holder to prepay such Note Holder's Notes shall be used first to prepay the Notes of other Note Holders electing to have prepayments made with such Available Net Proceeds pursuant to section 9.3 (a) of its Note Agreement, before such Available Net
Proceeds may be used to prepay other Senior Debt, and that Available Net Proceeds originally offered to holders of Senior Debt other than the Notes and not required by such holders to prepay such other Senior Debt shall then be available to all other holders of Senior Debt, including the Notes, for prepayment of such Senior Debt on a pro rata basis in proportion to the amounts requested by such other holders to be prepaid). Upon receipt from a Lender of written notice pursuant to this section 2.08(c) requiring a prepayment of such Lender's Promissory Note, the Borrower shall, on the forty-fifth day following delivery by the Borrower of the original prepayment offer, prepay the Promissory Note of such Lender in the amount specified in such written request (including any increase specified in such written request, but only to the extent Excess Available Net Proceeds are available to cover such increase).

                  (d) At any time that the aggregate amount of Available Unused Proceeds equals or exceeds $5,000,000, the Borrower shall give written notice to each holder of Senior Debt which notice shall (i) specify (x) the aggregate amount of Available Unused Proceeds, and (y) the portion of the Available Unused Proceeds equal to the percentage thereof which the then outstanding principal balance of the Senior Debt of such holder represents of the then outstanding principal balance of all Senior Debt (such "Holder's Unused Proceeds Prepayment Amount"), and (ii) offer to prepay a principal amount of the Senior Debt of such holder in an amount equal to the sum of (x) such Holder's Unused Proceeds Prepayment Amount plus (y) any additional Available Unused Proceeds not required by the other holders of Senior Debt to prepay such other holders' Senior Debt ("Excess Available Unused Proceeds"). Each Lender shall have the right, by written notice to the Borrower delivered within 30 days after receipt by such Lender of a prepayment offer from the Borrower delivered pursuant to this section 2.08(d), to require the Borrower to prepay such Lender's Promissory Note, subject to the provisions of section 2.13 hereof, in the principal amount specified in such notice from such Lender, which amount shall not exceed such Lender's Unused Proceeds Prepayment Amount, provided that such Lender may also elect to require that such prepayment amount be increased by the amount specified in such notice not to exceed the amount of Excess Available Unused Proceeds (it being agreed that Available Unused Proceeds originally offered to a Lender and not required by such Lender to prepay such Lender's Promissory Note shall be used first to prepay the Notes of the Note Holders electing to have prepayments made with such Available Unused Proceeds pursuant to section 9.3(b) of its Note Agreement, before such Available Unused Proceeds may be used to prepay other Senior Debt, and that Available Unused Proceeds originally offered to holders of Senior Debt other than the Notes and not required by such holders to prepay such other Senior Debt shall then be available to all other holders of Senior Debt, including the Notes, for prepayment of such Senior Debt on a pro rata basis in proportion to the amounts requested by such other holders to be prepaid). Upon receipt from a Lender of written notice pursuant to this section 2.08(d) requiring a prepayment of such Lender's Promissory Note, the Borrower shall, on the forty-fifth day following delivery by the Borrower of the original prepayment offer, and subject to the provisions of Section 2.13 hereof, prepay the Promissory Note of such Lender in the amount specified in such written request (including any increase specified in such written request, but only to the extent Excess Available Unused Proceeds are available to cover such increase).

         SECTION 2.09. Fees. (a) The Borrower agrees to pay to the Administrative Agent (i) a single facility fee for the Lenders in the amount of $37,500 on or before the Effective Date and (ii) for the account of each Lender, a commitment fee, which shall accrue at the per annum rate of L% on the daily unused portion of the Commitment of such Lender during the period from and including the Effective Date to but excluding the date on which such Commitment terminates; provided that, if such Lender continues to have any Revolving Credit Exposure after its Commitment terminates, then such commitment fee shall continue to accrue on the daily amount of such Lender's Revolving Credit Exposure from and including the date on which its Commitment terminates to but excluding the date on which such Lender ceases to have any Revolving Credit Exposure. Accrued commitment fees shall be payable in arrears on the last day of March, June, September and December of each year and on the date on which the Commitments terminate, commencing on the first such date to occur after the date hereof; provided that any commitment fees accruing after the date on which the Commitments terminate shall be payable on demand. All commitment fees shall be computed on the basis of a year of 360 days and shall be payable for the actual number of days elapsed (including the first day but excluding the last day).

                  (b) The Borrower agrees to pay to the Administrative Agent, for its own account, annually, the sum of $10,000.00, payable in semi-annual installments of $5,000 each, commencing on the Effective Date.

                  (c) All fees payable hereunder shall be paid on the dates due, in immediately available funds, to the Administrative Agent for distribution, in the case of commitment fees, to the Lenders. Fees paid shall not be refundable under any circumstances.

         SECTION 2.10.  Interest.

                  (a) The Loans comprising each Eurodollar Borrowing shall bear interest (i) in the case of a Eurodollar Revolving Loan, at the Adjusted LIBO Rate for the Interest Period in effect for such Borrowing plus the Margin.

                  (b) The Loans compromising each ABR Borrowing shall bear interest at the Adjusted Alternate Base Rate.

                  (c) Notwithstanding the foregoing, if any principal of or interest on any Loan or any fee or other amount payable by the Borrower hereunder is not paid when due, whether at stated maturity, upon acceleration or otherwise, such overdue amount shall bear interest, after as well as before judgment, at a rate per annum equal to (i) in the case of overdue principal of any Loan, 3% plus the rate otherwise applicable to such Loan as provided in the preceding paragraphs of this Section or (ii) in the case of any other amount, 3% plus the rate applicable to ABR Loans as provided in paragraph (b) of this Section.

                  (d) Accrued interest on each Loan shall be payable in arrears on each Interest Payment Date for such Loan and upon termination of the Commitments; provided that (i) interest accrued pursuant to paragraph (c) of this Section shall be payable on demand, (ii) in the event of any repayment or prepayment of any Loan, accrued interest on the principal amount repaid or prepaid shall be payable on the date of such repayment or prepayment and (iii) in the event of any conversion of any Eurodollar Revolving Loan prior to the end of the current Interest Period therefor, accrued interest on such Loan shall be payable on the effective date of such conversion.

                  (f) All interest hereunder shall be computed on the basis of a year of 360 days, except that interest computed by reference to the Alternate Base Rate at times when the Alternate Base Rate is based on the Prime Rate shall be computed on the basis of a year of 365 days (or 366 days in a leap year), and in each case shall be payable for the actual number of days elapsed (including the first day but excluding the last day). The applicable Adjusted Alternate Base Rate, Alternate Base Rate, Adjusted LIBO Rate or LIBO Rate shall be determined by the Administrative Agent, and such determination shall be conclusive absent manifest error.

         SECTION 2.11. Alternate Rate of Interest. If prior to the commencement of any Interest Period for a Eurodollar Borrowing:

                  (a) the Administrative Agent determines (which determination shall be conclusive absent manifest error) that adequate and reasonable means do not exist for ascertaining the Adjusted LIBO Rate or the LIBO Rate, as applicable, for such Interest Period; or

                  (b) the Administrative Agent is advised by the Required Lenders that the Adjusted LIBO Rate or the LIBO Rate, as applicable, for such Interest Period will not adequately and fairly reflect the cost to such Lenders (or Lender) of making or maintaining their Loans (or its Loan) included in such Borrowing for such Interest Period;

then the Administrative Agent shall give notice thereof to the Borrower and the Lenders by telephone or telecopy as promptly as practicable thereafter and, until the Administrative Agent notifies the Borrower and the Lenders that the circumstances giving rise to such notice no longer exist, (i) any Interest Election Request that requests the conversion of any Revolving Borrowing to, or continuation of any Revolving Borrowing as, a Eurodollar Borrowing shall be ineffective, (ii) if any Borrowing Request requests a Eurodollar Revolving Borrowing, such Borrowing shall be made as an ABR Borrowing.

         SECTION 2.12.  Increased Costs.  (a)  If any Change in Law shall:

                  (i) impose, modify or deem applicable any reserve, special deposit or similar requirement against assets of, deposits with or for the account of, or credit extended by, any Lender (except any such reserve requirement reflected in the Adjusted LIBO Rate); or

                  (ii) impose on any Lender or the London interbank market any other condition affecting this Agreement or Eurodollar Loans made by such Lender;

and the result of any of the foregoing shall be to increase the cost to such Lender of making or maintaining any Eurodollar Loan (or of maintaining its obligation to make any such Loan), then the Borrower will pay to such Lender or such additional amount or amounts as will compensate such Lender for such additional costs incurred or reduction suffered.

                  (b) If any Lender determines that any Change in Law regarding capital requirements has or would have the effect of reducing the rate of return on such Lender's capital or on the capital of such Lender's holding company, if any, as a consequence of this Agreement or the Loans made by such Lender, to a level below that which such Lender or such Lender's holding company could have achieved but for such Change in Law (taking into consideration such Lender's policies and the policies of such Lender's holding company with respect to capital adequacy), then from time to time the Borrower will pay to such Lender such additional amount or amounts as will compensate such Lender or such Lender's holding company for any such reduction suffered.

                  (c) A certificate of a Lender setting forth the amount or amounts necessary to compensate such Lender or its holding company, as the case may be, as specified in paragraph (a) or (b) of this Section shall be delivered to the Borrower and shall be conclusive absent manifest error. The Borrower shall pay such Lender the amount shown as due on any such certificate within 10 days after receipt thereof.

                  (d) Failure or delay on the part of any Lender to demand compensation pursuant to this Section shall not constitute a waiver of such Lender's right to demand such compensation; provided that the Borrower shall not be required to compensate a Lender pursuant to this Section for any increased costs or reductions incurred more than 270 days prior to the date that such Lender notifies the Borrower of the Change in Law giving rise to such increased costs or reductions and of such Lender's intention to claim compensation therefor; provided further that, if the Change in Law giving rise to such increased costs or reductions is retroactive, then the 270-day period referred to above shall be extended to include the period of retroactive effect thereof.

         SECTION 2.13. Break Funding Payments. In the event of (a) the payment of any principal of any Eurodollar Loan other than on the last day of an Interest Period applicable thereto (including as a result of an Event of Default or a Sale of Assets, pursuant to Section 2.08 hereof), (b) the conversion of any Eurodollar Loan other than on the last day of the Interest Period applicable thereto, (c) the failure to borrow, convert, continue or prepay any Revolving Loan on the date specified in any notice delivered pursuant hereto (regardless of whether such notice may be revoked under Section 2.08(b) and is revoked in accordance therewith) or (d) the assignment of any Eurodollar Loan other than on the last day of the Interest Period applicable thereto as a result of a request by the Borrower pursuant to Section 2.16, then, in any such event, the Borrower shall compensate each Lender for the loss, cost and expense attributable to such event. In the case of a Eurodollar Loan, such loss, cost or expense to any Lender shall be deemed to include an amount determined by such Lender to be the excess, if any, of (i) the amount of interest which would have accrued on the principal amount of such Loan had such event not occurred, at the Adjusted LIBO Rate (in the case of a Eurodollar Loan) that would have been applicable to such Loan, for the period from the date of such event to the last day of the then current Interest Period therefor (or, in the case of a failure to borrow, convert or continue, for the period that would have been the Interest Period for such Loan), over (ii) the amount of interest which would accrue on such principal amount for such period at the interest rate which such Lender would bid were it to bid, at the commencement of such period, for dollar deposits of a comparable amount and period from other banks in the eurodollar market. A certificate of any Lender setting forth any amount or amounts that such Lender is entitled to receive pursuant to this Section shall be delivered to the Borrower and shall be conclusive absent manifest error. The Borrower shall pay such Lender the amount shown as due on any such certificate within 10 days after receipt thereof.

         SECTION 2.14. Taxes. (a) Any and all payments by or on account of any obligation of the Borrower hereunder shall be made free and clear of and without deduction for any Indemnified Taxes or Other Taxes; provided that if the Borrower shall be required to deduct any Indemnified Taxes or Other Taxes from such payments, then (i) the sum payable shall be increased as necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section) the Administrative Agent or Lender (as the case may be) receives an amount equal to the sum it would have received had no such deductions been made, (ii) the Borrower shall make such deductions and (iii) the Borrower shall pay the full amount deducted to the relevant Governmental Authority in accordance with applicable law.

                  (b) In addition, the Borrower shall pay any Other Taxes to the relevant Governmental Authority in accordance with applicable law.

                  (c) The Borrower shall indemnify the Administrative  Agent and each Lender within 10 days after written demand therefor, for the full amount of any Indemnified Taxes or Other Taxes paid by the Administrative Agent or such Lender on or with respect to any payment by or on account of any obligation of the Borrower hereunder (including Indemnified Taxes or Other Taxes imposed or asserted on or attributable to amounts payable under this Section) and any penalties, interest and reasonable expenses arising therefrom or with respect thereto, whether or not such Indemnified Taxes or Other Taxes were correctly or legally imposed or asserted by the relevant Governmental Authority. A certificate as to the amount of such payment or liability delivered to the Borrower by a Lender, or by the Administrative Agent on its own behalf or on behalf of a Lender, shall be conclusive absent manifest error.

                  (d) As soon as practicable after any payment of Indemnified Taxes or Other Taxes by the Borrower to a Governmental Authority, the Borrower shall deliver to the Administrative Agent the original or a certified copy of a receipt issued by such Governmental Authority evidencing such payment and a copy of the return reporting such payment or other evidence of such payment reasonably satisfactory to the Administrative Agent.

                  (e) Any Foreign Lender that is entitled to an exemption from or reduction of withholding tax under the law of the jurisdiction in which the Borrower is located, or any treaty to which such jurisdiction is a party, with respect to payments under this Agreement shall deliver to the Borrower (with a copy to the Administrative Agent), at the time or times prescribed by applicable law, such properly completed and executed documentation prescribed by applicable law or reasonably requested by the Borrower as will permit such payments to be made without withholding or at a reduced rate.

         SECTION 2.15. Payments Generally; Pro Rata Treatment; Sharing of Set-offs. (a) The Borrower shall make each payment required to be made by it hereunder (whether of principal, interest, fees, or of amounts payable under Section 2.12, 2.13 or 2.14, or otherwise) prior to 12:00 noon, New York City time, on the date when due, in immediately available funds, without set-off or counterclaim. Any amounts received after such time on any date may, in the discretion of the Administrative Agent, be deemed to have been received on the next succeeding Business Day for purposes of calculating interest thereon. All such payments shall be made to the Administrative Agent at its offices at 270 Park Avenue, New York, New York except that payments pursuant to Sections 2.12, 2.13, 2.14 and 9.03 shall be made directly to the Persons entitled thereto. The Administrative Agent shall distribute any such payments received by it for the account of any other Person to the appropriate recipient promptly following receipt thereof. If any payment hereunder shall be due on a day that is not a Business Day, the date for payment shall be extended to the next succeeding
Business Day, and, in the case of any payment accruing interest, interest thereon shall be payable for the period of such extension. All payments hereunder shall be made in dollars.

                  (b) If at any time insufficient funds are received by and available to the Administrative Agent to pay fully all amounts of principal, interest and fees then due hereunder, such funds shall be applied (i) first, towards payment of interest and fees then due hereunder, ratably among the parties entitled thereto in accordance with the amounts of interest and fees then due to such parties, and (ii) second, towards payment of principal then due hereunder, ratably among the parties entitled thereto in accordance with the amounts of principal then due to such parties.

                  (c) If any Lender shall, by exercising any right of set-off or counterclaim or otherwise, obtain payment in respect of any principal of or interest on any of its Revolving Loans resulting in such Lender receiving payment of a greater proportion of the aggregate amount of its Revolving Loans and accrued interest thereon than the proportion received by any other Lender, then the Lender receiving such greater proportion shall purchase (for cash at face value) participations in the Revolving Loans of other Lenders to the extent necessary so that the benefit of all such payments shall be shared by the Lenders ratably in accordance with the aggregate amount of principal of and accrued interest on their respective Revolving Loans and; provided that (i) if any such participations are purchased and all or any portion of the payment giving rise thereto is recovered, such participations shall be rescinded and the purchase price restored to the extent of such recovery, without interest, and
(ii) the provisions of this paragraph shall not be construed to apply to any payment made by the Borrower pursuant to and in accordance with the express terms of this Agreement or any payment obtained by a Lender as consideration for the assignment of or sale of a participation in any of its Loans to any assignee or participant, other than to the Borrower or any Subsidiary or Affiliate thereof (as to which the provisions of this paragraph shall apply). The Borrower consents to the foregoing and agrees, to the extent it may effectively do so under applicable law, that any Lender acquiring a participation pursuant to the foregoing arrangements may exercise against the Borrower rights of set-off and counterclaim with respect to such participation as fully as if such Lender were a direct creditor of the Borrower in the amount of such participation.

                  (d) Unless the Administrative Agent shall have received notice from the Borrower prior to the date on which any payment is due to the Administrative Agent for the account of the Lenders that the Borrower will not make such payment, the Administrative Agent may assume that the Borrower has made such payment on such date in accordance herewith and may, in reliance upon such assumption, distribute to the Lenders the amount due. In such event, if the Borrower has not in fact made such payment, then each of the Lenders severally agrees to repay to the Administrative Agent forthwith on demand the amount so distributed to such Lender with interest thereon, for each day from and including the date such amount is distributed to it to but excluding the date of payment to the Administrative Agent, at the greater of the Federal Funds Effective Rate and a rate determined by the Administrative Agent in accordance with banking industry rules on interbank compensation.

                  (e) If any Lender shall fail to make any payment required to be made by it pursuant to Section 2.04(b) or 2.15(d), then the Administrative Agent may, in its discretion (notwithstanding any contrary provision hereof), apply any amounts thereafter received by the Administrative Agent for the account of such Lender to satisfy such Lender's obligations under such Sections until all such unsatisfied obligations are fully paid.

         SECTION 2.16. Mitigation Obligations; Replacement of Lenders. (a) If any Lender requests compensation under Section 2.12, or if the Borrower is required to pay any additional amount to any Lender or any Governmental Authority for the account of any Lender pursuant to Section 2.14, then such Lender shall use reasonable efforts to designate a different lending office for funding or booking its Loans hereunder or to assign its rights and obligations hereunder to another of its offices, branches or affiliates, if, in the judgment of such Lender, such designation or assignment (i) would eliminate or reduce amounts payable pursuant to Section 2.12 or 2.14, as the case may be, in the future and (ii) would not subject such Lender to any unreimbursed cost or expense and would not otherwise be disadvantageous to such Lender. The Borrower hereby agrees to pay all reasonable costs and expenses incurred by any Lender in connection with any such designation or assignment.

                  (b) If any Lender requests compensation under Section 2.12, or if the Borrower is required to pay any additional amount to any Lender or any Governmental Authority for the account of any Lender pursuant to Section 2.14, or if any Lender defaults in its obligation to fund Loans hereunder, then the Borrower may, at its sole expense and effort, upon notice to such Lender and the Administrative Agent, require such Lender to assign and delegate, without recourse (in accordance with and subject to the restrictions contained in Section 9.04), all its interests, rights and obligations under this Agreement to an assignee that shall assume such obligations (which assignee may be another Lender, if a Lender accepts such assignment); provided that (i) the Borrower shall have received the prior written consent of the Administrative Agent, which consent shall not unreasonably be withheld, (ii) such Lender shall have received payment of an amount equal to the outstanding principal of its Loans, accrued interest thereon, accrued fees and all other amounts payable to it hereunder, from the assignee (to the extent of such outstanding principal and accrued interest and fees) or the Borrower (in the case of all other amounts) and (iii) in the case of any such assignment resulting from a claim for compensation under
Section 2.12 or payments required to be made pursuant to Section 2.14, such assignment will result in a reduction in such compensation or payments. A Lender shall not be required to make any such assignment and delegation if, prior thereto, as a result of a waiver by such Lender or otherwise, the circumstances entitling the Borrower to require such assignment and delegation cease to apply.

         SECTION 2.17. Use of Proceeds. The proceeds of the Loans will be used only (i) for working capital, (ii) for general corporate purposes, not to exceed in the aggregate amount at any one time outstanding, the sum of $2,000,000 and
(iii) for Acquisition Financings, subject to the limitation that not more than $7,500,000 of the total Commitments may be used at any one time for Acquisition Financings. No part of the proceeds of any Loan will be used, whether directly or indirectly, for any purpose that entails a violation of any of the Regulations of the Board, including Regulations G, U and X.




                                   ARTICLE III

                         Representations and Warranties

         The Borrower represents and warrants to the Lenders that:

         SECTION 3.01. Organization; Powers. (a) Each of the Borrower and its Subsidiaries is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization, has all requisite power and authority to carry on its business as now conducted and, except where the failure to do so, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect, is qualified to do business in, and is in good standing in, every jurisdiction where such qualification is required.

                  (b) Schedule 3.01(b) attached hereto is a complete and correct list of the Borrower's Subsidiaries (corporate or other) which correctly specifies as to each such Subsidiary (a) its legal name, (b) the jurisdiction of its organization, (c) each other jurisdiction in which it is qualified to do business, (d) the authorized Shares of such Subsidiary (specifying the class or classes thereof) and the number of such Shares outstanding, (e) the number (and percentage) of such outstanding Shares owned by the Borrower and its other Subsidiaries and (f) the name of each other holder, if any, of such Shares, together with the number (and percentage) held by such other holder.

         SECTION 3.02. Authorization; Enforceability. The Transactions are within the Borrower's corporate powers and have been duly authorized by all necessary corporate and, if required, stockholder action. This Agreement has been duly executed and delivered by the Borrower and constitutes a legal, valid and binding obligation of the Borrower, enforceable in accordance with its terms, subject to applicable bankruptcy, insolvency, reorganization, moratorium or other laws affecting creditors' rights generally and subject to general principles of equity, regardless of whether considered in a proceeding in equity or at law.

         SECTION 3.03. Governmental  Approvals;  No Conflicts.  The Transactions
(a) do not require any consent or approval of, registration or filing with, or any other action by, any Governmental Authority, except such as have been obtained or made and are in full force and effect, (b) will not violate any applicable law or regulation or the charter, by-laws or other organizational documents of the Borrower or any of its Subsidiaries or any order of any Governmental Authority, (c) will not violate or result in a default under any indenture, agreement or other instrument binding upon the Borrower or any of its Subsidiaries or its assets, or give rise to a right thereunder to require any material payment to be made by the Borrower or any of its Subsidiaries, and (d) will not result in the creation or imposition of any Lien on any asset of the Borrower or any of its Subsidiaries, other than a lien on the Collateral of the Borrower and its Subsidiaries pursuant to the Security Agreements.

         SECTION 3.04. Financial Condition; No Material Adverse Change. (a) The Borrower has heretofore furnished to the Lenders its consolidated balance sheet and statements of income, stockholders equity and cash flows (i) as of and for the fiscal year ended February 28, 1996, reported on by Deloitte & Touche, LLP, independent public accountants, and (ii) as of and for the fiscal quarter and the portion of the fiscal year ended November 30, 1996, certified by its chief financial officer. Such financial statements present fairly, in all material respects, the financial position and results of operations and cash flows of the Borrower and its consolidated Subsidiaries as of such dates and for such periods in accordance with GAAP, subject to year-end audit adjustments and the absence of footnotes in the case of the statements referred to in clause (ii) above.

                  (b) Since November 30, 1996, there has been no material adverse change in the business, assets, operations, prospects or condition, financial or otherwise, of the Borrower and its Subsidiaries, taken as a whole.

         SECTION 3.05. Properties. (a) Each of the Borrower and its Subsidiaries has good title to, or valid leasehold interests in, all its real and personal property material to its business, including the Collateral, except for minor defects in title that do not interfere with its ability to conduct its business as currently conducted or to utilize such properties for their intended purposes.

                  (b) Each of the Borrower and its Subsidiaries owns, or is licensed to use, all trademarks, tradenames, copyrights, patents and other intellectual property material to its business, and the use thereof by the Borrower and its Subsidiaries does not infringe upon the rights of any other Person, except for any such infringements that, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect.

         SECTION 3.06. Litigation and Environmental Matters. (a) There are no actions, suits or proceedings by or before any arbitrator or Governmental Authority pending against or, to the knowledge of the Borrower, threatened against or affecting the Borrower or any of its Subsidiaries (i) as to which there is a reasonable possibility of an adverse determination and that, if adversely determined, could reasonably be expected, individually or in the aggregate, to result in a Material Adverse Effect (other than the Disclosed Matters) or (ii) that involve this Agreement or the Transactions.

                  (b) Except for the Disclosed Matters and except with respect to any other matters that, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect, neither the Borrower nor any of its Subsidiaries (i) has failed to comply with any Environmental Law or to obtain, maintain or comply with any permit, license or other approval required under any Environmental Law, (ii) has become subject to any Environmental Liability, (iii) has received notice of any claim with respect to any Environmental Liability or (iv) knows of any basis for any Environmental Liability.

                  (c) Since the date of this Agreement, there has been no change in the status of the Disclosed Matters that, individually or in the aggregate, has resulted in, or materially increased the likelihood of, a Material Adverse Effect.

         SECTION 3.07. Compliance with Laws and Agreements. Each of the Borrower and its Subsidiaries is in compliance with all laws, regulations and orders of any Governmental Authority applicable to it or its property and all indentures, agreements and other instruments binding upon it or its property, except where the failure to do so, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect.
No Default has occurred and is continuing.

         SECTION 3.08. Investment and Holding Company Status. Neither the Borrower nor any of its Subsidiaries is (a) an "investment company" as defined in, or subject to regulation under, the Investment Company Act of 1940 or (b) a "holding company" as defined in, or subject to regulation under, the Public Utility Holding Company Act of 1935.

         SECTION 3.09. Taxes. Each of the Borrower and its Subsidiaries has timely filed or caused to be filed all Tax returns and reports required to have been filed and has paid or caused to be paid all Taxes required to have been paid by it, except (a) Taxes that are being contested in good faith by appropriate proceedings and for which the Borrower or such Subsidiary, as applicable, has set aside on its books adequate reserves or (b) except as set forth on Schedule 3.09 and (c) to the extent that the failure to do so could not reasonably be expected to result in a Material Adverse Effect.

         SECTION 3.10. ERISA. No ERISA Event has occurred or is reasonably expected to occur that, when taken together with all other such ERISA Events for which liability is reasonably expected to occur, could reasonably be expected to result in a Material Adverse Effect. The expected post retirement benefit obligation (determined as of the last day of the most recently ended fiscal year of the Borrower in accordance with Financial Accounting Standards Board Statement No. 106, without regard to liabilities attributable to continuation coverage mandated by section 4980B of the Code) of the Borrower is $0.

         SECTION 3.11. Disclosure. The Borrower has disclosed to the Lenders all agreements, instruments and corporate or other restrictions to which it or any of its Subsidiaries is subject, and all other matters known to it, that, individually or in the aggregate, could reasonably be expected to result in a Material Adverse Effect. None of the reports, financial statements, certificates or other information furnished by or on behalf of the Borrower to the Administrative Agent or any Lender in connection with the negotiation of this Agreement or delivered hereunder (as modified or supplemented by other information so furnished) contains any material misstatement of fact or omits to state any material fact necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading; provided that, with respect to projected financial information, the Borrower represents only that such information was prepared in good faith based upon assumptions believed to be reasonable at the time. Such projections continue to represent the Borrower's present best estimate of the future financial performance of the Borrower and its Subsidiaries, subject to the activities inherent in the Borrower's business, including, without limitation, acquisitions and project timing. There is no guarantee that any of such projections will be attained and actual results may vary from such projections and such variations may be material.

         . Schedule 3.12 attached hereto correctly describes:sactions with Affiliates and Leases

                  (a) all Funded Debt and/or Current Debt of the Borrower and/or any of its Subsidiaries to be outstanding immediately following the Effective Date and/or all agreements pursuant to which the Borrower and/or any of its Subsidiaries has (or have) the right to incur the same, and identifies any collateral which secures (or will secure) the same;

                  (b) all Liens to which any of the properties and assets of the Borrower and/or any of its Subsidiaries will be subject immediately following the Effective Date (other than those of the character described in section 6.04(b)) which individually or in the aggregate secure Indebtedness of $50,000 or more;

                  (c) all Investments (and all agreements and commitments to make Investments) of the Borrower and/or any of its Subsidiaries to be owned or held (or in effect) immediately following the Effective Date (except for Investments described in clauses (b) through (i) of the definition of Permitted Investments);

                  (d) each of the Affiliates of the Borrower (other than its Subsidiaries) and of each of its Subsidiaries, and all material transactions with such Affiliates which were consummated during the 12-month period ended on the Effective Date or which the Borrower or any Subsidiary is now obligated or now intends to consummate at any time in the future, other than any such transaction consummated or to be consummated in the ordinary course of business and on arm's-length terms; and

                  (e) each material lease, other than Capital Leases, under which the Borrower or any of its Subsidiaries is lessee or sublessee and, with respect to each such lease, the name of the lessor, the lessee or sublessee, a general description of the property leased, the annual Rental Obligations payable thereunder and the term thereof.

         SECTION  3.13.  Business,  etc. The Borrower and its  Subsidiaries  are
engaged  in  the  business  of  engineering,  environmental,   geotechnical  and
construction materials and testing and consulting, construction and environmental project management, information technology consulting and related services (collectively, the "Business"), as further described in the Borrower's Confidential Private Placement Offering Memorandum dated December 1996, including all exhibits and appendices thereto, prepared by the Borrower with the assistance of Chase Securities, Inc., a true, correct and complete copy of which has been furnished to the Administrative Agent.

                                   ARTICLE IV

                                   Conditions

         SECTION 4.01. Effective Date. The obligations of the Lenders to make Loans hereunder shall not become effective until the date on which each of the following conditions is satisfied (or waived in accordance with Section 9.02):

                  (a) The Administrative Agent (or its counsel) shall have received from each party hereto either (i) a counterpart of this Agreement signed on behalf of such party or (ii) written evidence satisfactory to the Administrative Agent (which may include telecopy transmission of a signed signature page of this Agreement) that such party has signed a counterpart of this Agreement.

                  (b) The Administrative Agent shall have received a favorable written opinion (addressed to the Administrative Agent and the Lenders and dated the Effective Date) of Messrs. Kaufmann, Feiner, Yamin, Gildin & Robbins, LLP, counsel for the Borrower and the Guarantors, substantially in the form of Exhibit B, and covering such other matters relating to the Borrower, this Agreement, the other Loan Documents or the Transactions as the Required Lenders shall reasonably request. The Borrower hereby requests such counsel to deliver such opinion.

                  (c) The Administrative Agent shall have received such documents and certificates as the Administrative Agent or its counsel may reasonably request relating to the organization, existence and good standing of the Borrower, the authorization of the Transactions and any other legal matters relating to the Borrower, this Agreement or the Transactions, all in form and substance satisfactory to the Administrative Agent and its counsel.

                  (d)  The   Administrative   Agent   shall   have   received  a
         certificate, dated the Effective Date and signed by the President, a Vice President or a Financial Officer of the Borrower, confirming compliance with the conditions set forth in paragraphs (a) and (b) of
         Section 4.02.

                  (e) The Administrative Agent shall have received all fees and other amounts due and payable on or prior to the Effective Date, including, to the extent invoiced, reimbursement or payment of all out-of-pocket expenses required to be reimbursed or paid by the Borrower hereunder.

                  (f) The Administrative Agent shall have received evidence that the Notes have been purchased pursuant to the Note Agreements and that the Net Proceeds received therefrom by the Borrower have been applied to the payment in full of the Old Bank Debt.

                  (g) The Administrative Agent shall have received a duly executed and acknowledged Promissory Note in favor of each Lender, the Guaranties, the Security Agreements and the Collateral Agency and Intercreditor Agreement.

                  (h) The Administrative Agent shall have received evidence that the UCC-1 Financing Statements have been filed and/or recorded so as to perfect the first priority lien created by the Security Agreements and that such liens are subject to no prior or pari passu lien except such other liens as may be permitted under Section 6.02. UCC Financing Statements (naming the Borrower and each of its Subsidiaries, respectively, as Debtor and the Collateral Agent as Secured Party) shall be in proper form for filing in the offices specified on Schedule 4.01(h).

                  (i) The Administrative Agent shall have received lien searches on the Borrower and each of its Subsidiaries, respectively, for the applicable offices in each jurisdiction in which any of the Collateral shall be located at or after the Effective Date, as specified on
         Schedule 4.01(h) which searches shall not reveal any prior financing statement covering any portion or all of the Collateral (other than financing statements to be terminated at/or prior to the Effective
         Date).

                  (j) The Administrative Agent shall have received evidence of compliance by the Borrower and each of its Subsidiaries, respectively, with the insurance requirements of Section 5.05.


                  (k) The Administrative Agent shall have received at/or prior to the Effective Date, the additional documents specified on Schedule 4.01(l) attached hereto.

The Administrative Agent shall notify the Borrower and the Lenders of the Effective Date, and such notice shall be conclusive and binding.

         SECTION 4.02. Each Credit Event. The obligation of each Lender to make a Loan on the occasion of any Borrowing is subject to the satisfaction of the following conditions:

                  (a) The representations and warranties of the Borrower set forth in this Agreement shall be true and correct on and as of the date of such Borrowing.

                  (b) At the time of and immediately after giving effect to such Borrowing, no Default shall have occurred and be continuing.

         Each Borrowing shall be deemed to constitute a representation and warranty by the Borrower on the date thereof as to the matters specified in paragraphs (a) and (b) of this Section and shall be confirmed by delivery to the Administrative Agent of a certificate signed by the President, a Vice President or a Financial Officer of the Borrower.

         SECTION 4.03. Loans For Acquisition Financing. The obligation of each Lender to make any Loan, the proceeds of which are to be used directly or indirectly for an Acquisition Financing which exceeds in the aggregate, with respect to the stock or assets of a single Person, $500,000, is subject to the receipt by each Lender of a fully executed copy of the purchase agreement and all other documents related to such Acquisition Financing.


                                    ARTICLE V

                              Affirmative Covenants

         Until the Commitments have expired or been terminated and the principal of and interest on each Loan and all fees payable hereunder shall have been paid in full the Borrower covenants and agrees with the Lenders that:

         SECTION 5.01. Financial Statements and Other Information. The Borrowe will furnish to the Administrative Agent and each Lender:

                  (a) within 105 days after the end of each fiscal year of the Borrower, its audited consolidated balance sheet and related statements of operations, stockholders' equity and cash flows as of the end of and for such year, setting forth in each case in comparative form the figures for the previous fiscal year, all reported on by independent public accountants of recognized national standing (without a "going concern" or like qualification or exception and without any qualification or exception as to the scope of such audit) to the effect that such consolidated financial statements present fairly in all material respects the financial condition and results of operations of the Borrower and its consolidated Subsidiaries on a consolidated basis in accordance with GAAP consistently applied and within 130 days after the end of each fiscal year of the Borrower, internally prepared consolidating statements;

                  (b) within 50 days after the end of each of the first three fiscal quarters of each fiscal year of the Borrower, its consolidated balance sheet and related statements of operations, stockholders' equity and cash flows as of the end of and for such fiscal quarter and the then elapsed portion of the fiscal year (including the financial statement of ATC Insys Technology Inc. individually and as consolidated with the Borrower), setting forth in each case in comparative form the figures for the corresponding period or periods of (or, in the case of the balance sheet, as of the end of) the previous fiscal year, all certified by one of its Financial Officers as presenting fairly in all material respects the financial condition and results of operations of the Borrower and its consolidated Subsidiaries on a consolidated basis in accordance with GAAP consistently applied, subject to normal year-end audit adjustments and the absence of footnotes;

                  (c) concurrently with any delivery of financial statements under clause (a) or (b) above, a certificate of a Financial Officer of the Borrower (i) certifying as to whether a Default has occurred and, if a Default has occurred, specifying the details thereof and any action taken or proposed to be taken with respect thereto, (ii) setting forth reasonably detailed calculations demonstrating compliance with the covenants set forth in Sections 5.09, and (iii) stating whether any change in GAAP or in the application thereof has occurred since the date of the audited financial statements referred to in
Section 3.04 and, if any such change has occurred, specifying the effect of such change on the financial statements accompanying such certificate;

                  (d) concurrently with any delivery of financial statements under clause (a) above, a certificate of the accounting firm that reported on such financial statements stating whether they obtained knowledge during the course of their examination of such financial statements of any Default (which certificate may be limited to the extent required by accounting rules or guidelines);

                  (e) within 30 days after the end of each fiscal quarter of the Borrower, a quarterly schedule of Accounts Receivable of the Borrower and its Subsidiaries, in form and substance satisfactory to the Administrative Agent and each Lender, current as of the close of business on the last business day of such quarter and certified by the Financial Officer, showing, separately, those Accounts Receivable which are more than 30, 60 or 90 days old, together with an Accounts Receivable reconciliation;

                  (f) within 30 days after the end of each month, a Borrowing Certificate;

                  (g) promptly after the same become publicly available, copies of all periodic and other reports, proxy statements and other materials filed by the Borrower or any Subsidiary with the Securities and Exchange Commission, or any Governmental Authority succeeding to any or all of the functions of said Commission, or with any national securities exchange, or distributed by the Borrower to its shareholders generally, as the case may be; and

                  (h) promptly following any request therefor, such other information regarding the operations, business affairs and financial condition of the Borrower or any Subsidiary, or compliance with the terms of this Agreement, as the Administrative Agent or any Lender may reasonably request.

         SECTION 5.02. Notices of Material Events. The Borrower will furnish to the Administrative Agent and each Lender prompt written notice of the following:

                  (a) the occurrence of any Default;

                  (b) the filing or commencement of any action, suit or proceeding by or before any arbitrator or Governmental Authority against or affecting the Borrower or any Affiliate thereof that, if adversely determined, could reasonably be expected to result in a Material Adverse Effect;

                  (c) the occurrence of any ERISA Event that, alone or together with any other ERISA Events that have occurred, could reasonably be expected to result in liability of the Borrower and its Subsidiaries in an aggregate amount exceeding $250,000; and

                  (d) any other development that results in, or could reasonably be expected to result in, a Material Adverse Effect.

Each notice delivered under this Section shall be accompanied by a statement of a Financial Officer or other executive officer of the Borrower setting forth the details of the event or development requiring such notice and any action taken or proposed to be taken with respect thereto.

         SECTION 5.03.(a) Existence; Conduct of Business. The Borrower will, and will cause each of its Subsidiaries to, do or cause to be done all things necessary to preserve, renew and keep in full force and effect its legal existence and the rights, licenses, permits, privileges and franchises material to the conduct of its business; provided that the foregoing shall not prohibit any merger, consolidation, liquidation or dissolution permitted under Section 6.03.

                  (b) The Borrower will and will cause each of its Subsidiaries to engage only in the Business (and in other lines of business related to the Business) and engage principally in the environmental consulting and engineering component of the Business.

         SECTION 5.04. Payment of Obligations. The Borrower will, and will cause each of its Subsidiaries to, pay its obligations, including Tax liabilities, that, if not paid, could result in a Material Adverse Effect before the same shall become delinquent or in default, except where (a) the validity or amount thereof is being contested in good faith by appropriate proceedings, (b) the Borrower or such Subsidiary has set aside on its books adequate reserves with respect thereto in accordance with GAAP and (c) the failure to make payment pending such contest could not reasonably be expected to result in a Material Adverse Effect.

         SECTION 5.05. Maintenance of Properties; Insurance. The Borrower will, and will cause each of its Subsidiaries to, (a) keep and maintain all property material to the conduct of its business in good working order and condition, ordinary wear and tear excepted, and (b) maintain, with financially sound and reputable insurance companies, insurance in such amounts and against such risks as are customarily maintained by companies engaged in the same or similar businesses operating in the same or similar locations.

         SECTION 5.06. Books and Records; Inspection Rights. The Borrower will, and will cause each of its Subsidiaries to, keep proper books of record and account in which full, true and correct entries are made of all dealings and transactions in relation to its business and activities. The Borrower will, and will cause each of its Subsidiaries to, permit any representatives designated by the Administrative Agent or any Lender (provided that any such representative other than an employee, attorney or accountant for the Administrative Agent or any Lender, shall be subject to the reasonable approval of the Borrower prior to making any such visit, inspection or examination), upon reasonable prior notice, and at the expense of the Borrower, to visit and inspect its properties, to examine and make extracts from its books and records, and to discuss its affairs, finances and condition with its officers and independent accountants, all at such reasonable times and as often as reasonably requested, but not less frequently than annually, and provided that no Event of Default exists, and/or no circumstances shall have arisen which shall necessitate a greater volume of work by such representatives than is presently anticipated, the cost of any each audit shall not exceed $15,000.

         SECTION 5.07. Compliance with Laws. The Borrower will, and will cause each of its Subsidiaries to, comply with all laws, rules, regulations and orders of any Governmental Authority applicable to it or its property, except where the failure to do so, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect.

         SECTION 5.08 Guaranties by Future Subsidiaries. The Borrower will cause each future Subsidiary to execute and deliver to the Administrative Agent a Guaranty, Security Agreement and appropriate Financing Statements.

         SECTION 5.09. Certain Financial Covenants. The Borrower will, and will cause its Subsidiaries to:

                  (a) Interest Expense Coverage Ratio. Maintain at the end of each fiscal quarter of the Borrower a ratio of (i) Consolidated EBITDA for the four consecutive fiscal quarters then ended to (ii) Consolidated Interest Expense during such period of not less than 3.00 to 1.00.

                  (b) Fixed Charge Coverage Ratio. Maintain at the end of each fiscal quarter of the Borrower a Consolidated Fixed Charge Coverage Ratio of not less than 2.50 to 1.00.

                  (c) Consolidated Net Income. Maintain Consolidated Net Income in excess of $1.00 for each period of four consecutive fiscal quarters of the Borrower.

                  (d) Minimum Consolidated Net Worth. Maintain at the end of each fiscal quarter of the Borrower Consolidated Net Worth of not less than the sum of (i) 80% of the Consolidated Net Worth of the Borrower at February 28, 1997 plus (ii) an amount equal to 50% of aggregate Consolidated Net Income (but only if a positive number) for the period commencing on March 1, 1997 and ending on the last day of such fiscal quarter.

                  (e) Minimum Consolidated Working Capital. Maintain at the end of each fiscal year of the Borrower Consolidated Working Capital of not less than $24,000,000 through February 28, 1998, which minimum required amount shall increase by $2,000,000 per year as of the end of each fiscal year thereafter.

         SECTION 5.10. Accounts. The Borrower and its Subsidiaries shall maintain at all times their primary depositary and operating accounts (which shall not be deemed to include the investment accounts of the Borrower and its Subsidiaries) with the Collateral Agent, provided that each active office of the Borrower and its Subsidiaries may maintain with a depositary institution other than the Collateral Agent a separate operating account for each such active office, provided that the amount on deposit in any such operating account shall at no time exceed $10,000.

                                   ARTICLE VI

                              Additional Covenants

         Until the Commitments have expired or terminated and the principal of and interest on each Loan and all fees payable hereunder have been paid in full, the Borrower covenants and agrees with the Lenders that:

         SECTION 6.01. Discount or Sale of Receivables. The Borrower will not, and will not permit any Subsidiary of the Borrower, directly or indirectly, to discount or sell any of its accounts receivable, except that the Borrower or any Subsidiary of the Borrower may settle doubtful accounts in the ordinary course of business or grant discounts in the ordinary course of business for early or timely payment of accounts receivable, and the Borrower and its Subsidiaries may collaterally assign their accounts receivable as security for the Borrower's obligations under this Agreement and under the Private Placement Documents to the extent permitted under Section 6.04.

         SECTION 6.02. Funded Debt, Current Debt and Preferred Shares. The Borrower will not, and will not permit any Subsidiary of the Borrower to, create, assume, incur, guarantee, or in any manner become or be liable in respect of any Funded Debt or Current Debt (it being agreed that for purposes of this Section 6.02 contingent Indebtedness shall be deemed to be incurred at the time, if any, that such contingent Indebtedness first becomes Funded Debt or Current Debt, notwithstanding that such contingent Indebtedness was originally incurred at an earlier time) or issue, sell or have outstanding any Preferred Shares other than:

                  (a)      in the case of the Borrower and its Subsidiaries:

                           (i) Funded Debt evidenced by the Notes and the Note Guarantees;

                           (ii) Funded  Debt,  Current  Debt and,  solely in the
                  case of Subsidiaries of the Borrower (but not the Borrower itself), Preferred Shares, in each case outstanding on the date hereof and as described on Schedule 3.12 attached hereto (but excluding any Funded Debt or Current Debt outstanding under this Agreement);

                           (iii) Funded Debt or Current Debt under this Agreement, provided that the aggregate principal amount (and face amount of any letters of credit) of such Funded Debt and Current Debt permitted by this clause (iii) shall at no time exceed $15,000,000;

                           (iv) additional Funded Debt, Current Debt and, solely
                  in the case of Subsidiaries of the Borrower (but not the Borrower itself), Preferred Shares not otherwise permitted under this section 6.02 (including Funded Debt and/or Current Debt incurred pursuant to this Agreement in excess of the amount permitted by clause (iii) above and also including Funded Debt or Current Debt incurred to extend, refinance, refund or renew any outstanding Funded Debt and/or Current Debt otherwise permitted under this section 6.02(a) or Preferred Shares issued in exchange for Preferred Shares otherwise permitted under this section 6.02(a)), provided that, both at the time of and immediately after giving effect to the incurrence or issuance thereof and the retirement of any Indebtedness or Preferred Shares which are concurrently being retired:

                                    (A)     no Default or Event of Default shall
                           have occurred and be continuing; and

                                    (B)     Consolidated Total Debt shall not
                           exceed 55% of Consolidated Capitalization; and

                                    (C) in the case of additional Funded Debt or
                           Current Debt being incurred by a Subsidiary of the Borrower or Preferred Shares being issued by a Subsidiary of the Borrower, the sum (x) of the aggregate Total Debt of the Borrower's Subsidiaries and (y) the aggregate liquidation value of all outstanding Preferred Shares of the Borrower's Subsidiaries shall not exceed 10% of Consolidated Net Worth at the end of the immediately preceding fiscal quarter of the Borrower; and

                  (b) in the case of any Subsidiary of the Borrower, Current Debt or Funded Debt owed to the Borrower or to a Wholly-Owned Subsidiary Guarantor or Preferred Shares owned by the Borrower or a Wholly-Owned Subsidiary Guarantor.

         For the purposes of this section 6.02, if at any time any Person shall become a Subsidiary of the Borrower, such Subsidiary shall be deemed to have issued at such time all Preferred Shares and to have become liable at such time in respect of all Current Debt and Funded Debt which such Subsidiary shall have outstanding at such time. The renewal, extension, refinancing or refunding of any Current Debt or Funded Debt or the issuance of Preferred Shares in exchange for Preferred Shares permitted by this section 6.02 shall constitute the issuance of additional Current Debt, Funded Debt or Preferred Shares, as the case may be, which is, in turn, subject to the limitation of the applicable provisions of this section 6.02.

         The Borrower will not, and will not permit any Subsidiary of the Borrower to, become obligated under any Guarantee (other than service related bonds or indemnity warranties securing the performance by the Borrower or its Subsidiaries in the ordinary course of the Borrower's or such Subsidiaries' Business) unless as of the date such Guarantee is entered into or otherwise created, assumed or incurred, (x) the maximum amount which the Borrower or such Subsidiary may become obligated to pay thereunder is then known and determined and (y) to the extent such Guarantee constitutes Funded Debt or Current Debt, such Guarantee may then be entered into or otherwise created, assumed or incurred in compliance with this section 6.02.

         SECTION 6.03. Limitation on Restricted Investments and Restricted Payments.

                  (a) The Borrower will not, and will not permit any of its Subsidiaries to, directly or indirectly, at any time, authorize, declare or make, or incur any liability to make, any Restricted Investment or any Restricted Payment, unless in each case both at the time of and after giving effect to such action:

                           (i) the sum of (x) the aggregate value of all Restricted Investments of the Borrower and its Subsidiaries (valued, in the manner provided in section 6.03(d), immediately after such action) plus (y) the aggregate amount of all Restricted Payments of the Borrower and its Subsidiaries, declared or made during the period commencing on the Closing Date and ending on the date such action is taken, would not exceed the sum of:

                                    (A) the sum of (i)  $2,000,000  and (ii) 50%
                           of aggregate Consolidated Net Income (but only if a positive number) for the period commencing on March 1, 1997 and ending on the last day of the most recently completed fiscal quarter of the Borrower immediately prior to the date such action is taken (the "Test Period"), plus

                                    (B)     the aggregate amount of Net Proceeds
                           of Capital Stock for the Test Period; and

                           (ii) the Borrower would be permitted to become liable
                  in respect of at least $1.00 of additional Funded Debt or Current Debt under section 6.02(a)(iv); and

                           (iii)    no Default or Event of Default would exist.

                  (b) The Borrower will not, and will not permit any of its Subsidiaries to, enter into or be or become bound by any agreement (other than this Agreement or the Note Agreements) which encumbers or restricts, or create or otherwise cause or suffer to exist or become effective any encumbrance or restriction upon, the right or ability of any Subsidiary of the Borrower to:

     (i) pay dividends or make any other distribution on its Shares (or any participation in its profits) owned by the Borrower or any Subsidiary of the Borrower;

     (ii) pay any Indebtedness owed to the Borrower or any Subsidiary of the Borrower;

     (iii) make loans or advances to or Investments in the Borrower or any Subsidiary of the Borrower; or

     (iv) transfer any of its properties or assets to the Borrower or any Subsidiary of the Borrower.

                  (c) Each Person which becomes a Subsidiary of the Borrower after the Effective Date will be deemed to have made, on the date such Person becomes a Subsidiary of the Borrower, all Restricted Investments of such Person in existence on such date. Investments in any Person that ceases to be a Subsidiary of the Borrower after the Closing Date (but in which the Borrower or another Subsidiary continues to maintain an Investment) will be deemed to have been made on the date on which such Person ceases to be a Subsidiary of the Borrower.

                  (d) For purposes of this section 6.03 and for purposes of clauses (i) and (j) of the definition of Permitted Investment, as of any date of determination, each Investment shall be valued at the greater of:

                           (i) the amount at which such Investment is initially shown on the books of the Borrower or any of its Subsidiaries (or zero if such Investment is not shown on any such books); and

                           (ii)     either

                                    (A) in the  case  of  any  Guarantee  of the
                           obligation of any Person, the amount which the Borrower or any of its Subsidiaries has paid (or is obligated to pay) on account of such obligation less any recoupment by the Borrower or such Subsidiary of any such payments, or

                                    (B) in the case of any other Investment, the
                           excess of (x) the greater of (1) the amount originally entered on the books of the Borrower or any of its Subsidiaries with respect thereto and (2) the cost thereof to the Borrower or its Subsidiary over (y) any return of capital (after income taxes applicable thereto) upon such Investment through the sale or other liquidation thereof or part thereof or otherwise.

         SECTION 6.04. Liens The Borrower will not, and will not permit any Subsidiary of the Borrower to, create, assume, incur or suffer to exist any Lien in respect of any property of any character (whether owned on the date hereof or hereafter acquired) other than:

(a)  Liens on the Collateral securing the Promissory Notes;

(b) Liens (other than any Lien created by any Environmental Law or by Section 4068 of ERISA), charges and encumbrances which (i) are incurred in the ordinary course of business and which are incidental to the conduct of the business of the Borrower and its Subsidiaries and the ownership of its and their property, (ii) are not incurred in connection with the borrowing of money or the obtaining of advances or credit, (iii) do not in the aggregate materially detract from the value of the property of the Borrower or its Subsidiaries or materially impair the use thereof in the operation of its or their business and (iv) do not (and could not reasonably be expected to) materially adversely affect the rights of the Lenders;

(c) Liens on the Collateral securing Funded Debt and/or Current Debt or other obligations of the Borrower and its Subsidiaries under the Private Placement Documents, in each case to the extent that such Funded Debt or Current Debt is permitted under section 6.02(a) (i) or (iv);

(d) any Lien existing on the date hereof and referred to on Schedule 3.12 attached hereto (excluding any Lien securing obligations under the Private Placement Documents) and the replacement, extension or renewal of any such Lien upon or in the same property theretofore subject thereto, in each case as security for the Funded Debt or Current Debt originally secured by such existing Lien (without increase in the amount or change in any direct or contingent obligor) of such Funded Debt or Current Debt;

(e) any Lien constituting a purchase money security interest (including Capital Leases and any other title retention or deferred purchase device) incurred in the ordinary course of business to finance the acquisition and/or improvement (or incurred within six months of the acquisition or improvement, as the case may be) of any real property or equipment (including any Lien on real property or equipment if such Lien is incurred to finance the acquisition by the Borrower and its Subsidiaries of the operating assets (including such real property and equipment) of a third party), including, in the case of any Person which is to be acquired by the Borrower and thereafter becomes a Subsidiary, any such Lien existing upon or in such Person's real property or equipment at the time such Person becomes a Subsidiary, provided that (i) such Lien does not extend to or cover any property of -------- the Borrower or any of its Subsidiaries other than the property being leased or acquired, (ii) the aggregate principal amount of Indebtedness secured thereby shall not exceed the cost of such property and (iii) if the Indebtedness secured thereby constitutes Funded Debt or Current Debt, such Funded Debt or Current Debt is permitted under section 6.02(a)(iv); and

(f) additional Liens upon any of the assets of the Borrower or any of its Subsidiaries (other than the Collateral) not otherwise permitted under this section 6.04 (other than additional Liens securing obligations under the Private Placement Documents), provided that the aggregate value of such assets so subject to such Liens at no time shall exceed an amount equal to 10% of Consolidated Net Worth as of the end of the most recently completed fiscal quarter of the Borrower.

Notwithstanding anything to the contrary contained herein, in no event shall the Borrower create, assume, incur or suffer to exist any Lien, or permit any Subsidiary of the Borrower to create, assume, incur or suffer to exist any Lien, on any of the Collateral except Liens permitted under clauses (a) and (c) of this section 6.04, and existing Liens described on Schedule 3.12 attached hereto (which Schedule shall specifically describe the Collateral encumbered by such existing Liens).

         SECTION 6.05. Transactions with Affiliates. The Borrower will not, and will not permit any Subsidiary of the Borrower to, engage in any transaction (including, without limitation, the purchase, sale or exchange of any properties and assets or the rendering of any services) with an Affiliate of the Borrower or of such Subsidiary on terms less favorable to the Borrower or such Subsidiary in any material respect than would be obtainable at the time in comparable transactions of the Borrower or such Subsidiary with a Person not such an Affiliate.

         Limitation on Issuance of Shares of Subsidiaries and Disposition of Shares.osition of Shares

                  (a) The Borrower will not permit any Subsidiary of the Borrower to issue, sell or otherwise dispose of any Shares (or any securities convertible into or exercisable or exchangeable for Shares) of such Subsidiary, except to the Borrower or to a Wholly-Owned Subsidiary Guarantor or, in the case of Preferred Shares, as permitted by section 6.02(a).

                  (b) The Borrower will not sell, transfer or otherwise dispose of any Shares (or any securities convertible into or exercisable or exchangeable for Shares) of any Subsidiary of the Borrower or any
         Indebtedness of any Subsidiary of the Borrower, or permit any Subsidiary of the Borrower to sell, transfer or otherwise dispose of (except to the Borrower or to a Wholly-Owned Subsidiary Guarantor) any Shares, securities or any Indebtedness of any other Subsidiary of the Borrower unless (i) both at the time of and immediately after giving effect to such disposition, no Default or Event of Default shall have occurred and be continuing, (ii) such disposition shall be made in compliance with section 6.08, if applicable, and (iii) each of the following conditions shall be complied with:

                                    (A)  simultaneously  with such  disposition,
                           all such Shares, securities and Indebtedness of such Subsidiary at the time owned by the Borrower and by every other Subsidiary of the Borrower shall be disposed of as an entirety;

                                    (B) the Board of  Directors  of the Borrower
                           shall have reasonably determined in good faith, as evidenced by a written resolution thereof promptly delivered to the Lenders, that (1) the disposition of such Shares, securities and Indebtedness is in the best interests of the Borrower and is not
                           disadvantageous   in  any  material  respect  to  the
                           Lenders, and (2) such Shares, securities and Indebtedness are being disposed of for fair and adequate cash consideration and on fair and adequate terms; and

                                    (C)   following   such   disposition,    the
                           Subsidiary being disposed of shall not have any continuing investment in the Borrower or any other of its Subsidiaries not being simultaneously disposed of.

         SECTION 6.07. Limitation on Consolidation or Merger, etc. The Borrower will not, and will not permit any of its Subsidiaries to, consolidate with or merge into any other Person or sell, lease or otherwise dispose of all or substantially all of its property in a single transaction or series of transactions to any Person or Persons (except that any Subsidiary of the Borrower may (x) merge into, or sell, lease or otherwise dispose of all or substantially all of its property in a single transaction or series of transactions to the Borrower (if the Borrower is the surviving entity of such transaction) or a Wholly-Owned Subsidiary Guarantor of the Borrower (if the surviving entity to such transaction is a Wholly-Owned Subsidiary Guarantor of the Borrower) or (y) sell, lease or otherwise dispose of its property in compliance with section 6.09 (other than 6.09(d)), provided that the Borrower may consolidate with or merge into, or sell, lease or otherwise dispose of all or substantially all of its property to, any other Person so long as:

                  (a) the successor formed by such consolidation or the survivor of such merger or the Person that acquires all or substantially all of the property of the Borrower, as the case may be (the "Successor Corporation"), shall be a Solvent corporation organized and existing under the laws of the United States of America, any state thereof or the District of Columbia and having all or substantially all its property in the United States of America;

                  (b) if the Borrower is not the Successor Corporation, the Successor Corporation shall have executed and delivered to each Lender its assumption of the due and punctual performance and observance of each covenant and condition of this Agreement and each of the other Loan Documents (pursuant to such agreements and instruments as shall be reasonably satisfactory to the Required Lenders), and the Borrower shall have caused to be delivered to each Lender an opinion of independent counsel reasonably satisfactory to the Required Lenders, to the effect that all agreements or instruments effecting such assumption are legal, valid and binding obligations of such Successor Corporation enforceable against it in accordance with their respective terms (except as such enforcement may be limited by insolvency, bankruptcy, reorganization or other laws of general application relating to the enforcement of creditors' rights or by general equity principles), that the Promissory Notes remain secured by the Guaranty and the Security Agreement of the Guarantors pursuant to perfected, first priority security interests in the Collateral, and covering such other matters as the Required Lenders of the Notes may reasonably request.

                  (c) both before and immediately after giving effect to such transaction, no Default or Event of Default would exist; and

                  (d) after giving effect to such transaction, (i) the Successor Corporation shall have a Consolidated Net Worth equal to or greater than the Consolidated Net Worth of the Borrower immediately prior to such transaction and (ii) the Successor Corporation shall be permitted to incur at least $1.00 of additional Funded Debt or Current Debt under section 6.02(a)(iv).

No sale, lease or other disposition by the Borrower shall have the effect of releasing the Borrower (or any successor corporation that shall theretofore have become such in the manner prescribed in this section 6.07) or any of its Subsidiaries from its liability under this Agreement or any of the other Operative Documents.

         SECTION 6.08. Limitations on Leasebacks. The Borrower will not, and will not permit any of its Subsidiaries, directly or indirectly, to sell or otherwise dispose of any of its property if, as part of the same transaction or series of related transactions, any such Person shall then or thereafter rent or lease as lessee, or similarly acquire the right to possession or use of, such property (or a major portion thereof), or other property which it intends to use for substantially the same purpose or purposes, under any lease, agreement or other arrangement which obligates any such person to pay rent as lessee or make any other payments for such possession or use.

         SECTION 6.09. Limitation on Dispositions of Property. The Borrower will not, and will not permit any of its Subsidiaries to, directly or indirectly, sell, lease or otherwise dispose of any of their respective properties and assets (including any right, title or interest in any property or asset), whether owned on the date hereof or hereafter acquired and whether real, personal or mixed, tangible or intangible, including, without limitation, Shares, securities or Indebtedness of any Subsidiary of the Borrower, except:

                  (a) any sale of inventory or work in process in the ordinary course of business;

                  (b)      any  transaction  permitted  under s ection  6.07;

                  (c) any sale, lease or disposition of assets by a Subsidiary to the Borrower or to a Wholly-Owned Subsidiary Guarantor; and

                  (d) any sale by the Borrower or any of its Subsidiaries of any of their respective properties and assets (other than any such properties or assets which constitute part of the Collateral) (each a "Sale of Assets") unless (i) both before and immediately after giving effect to such transaction, (x) no Default or Event of Default shall exist, and (y) the Borrower shall be permitted to incur at least $1.00 of additional Funded Debt or Current Debt under section 6.02(a)(iv),
         (ii) such properties and assets are sold for cash consideration equal to the fair market value of such properties and assets, and (iii) the Net Asset Sale Proceeds of such sale are (x) within 30 days after the consummation of such sale, offered to the holders of Senior Debt pursuant to section 2.08(a) as prepayment of the Senior Debt, and applied to such prepayment to the extent required by such holders, and/or (y) applied within 360 days after the consummation of such sale to the purchase by the Borrower or any of its Subsidiaries of property and assets (other than cash or cash equivalents) used and useful in the ordinary course of business of the Borrower or such Subsidiary. The Net Asset Sale Proceeds of any Sale of Assets pursuant to this clause (d) shall be deposited directly and held in a segregated account at the Collateral Agent until applied in accordance with the preceding sentence, and any such Net Asset Sale Proceeds not so applied within 360 days after consummation of such Sale of Assets shall constitute "Available Unused Proceeds". When the aggregate amount of Available Unused Proceeds exceeds $5,000,000, the Borrower shall offer all of such Available Unused Proceeds to the holders of the Senior Debt pursuant to section 2.08(b) as prepayment of the Senior Debt. Any such Available Unused Proceeds which are not so required by such holders to be applied in prepayment of the Senior Debt shall be released from the segregated account at the Collateral Agent, shall cease to constitute Available Unused Proceeds and thereafter may be used for general corporate purposes of the Borrower and its Subsidiaries.

         SECTION 6.10. Modification of Certain Documents, Agreements and Instruments. The Borrower will not and will not permit any Subsidiary to (a) amend, modify or waive, or permit the amendment, modification or waiver of, any term, condition or provision of its charter or by-laws or other organizational document in any respect which could reasonably be expected to have a Material Adverse Effect upon the Borrower or any Subsidiary, (b) file any resolution of the Board of Directors with the Secretary of State of the jurisdiction of its incorporation, (c) change its fiscal year, or (d) amend or modify, or permit the amendment of modification of, any term, condition or provision of any of the Private Placement Documents, except as permitted by the Collateral Agency and Intercreditor Agreement and the Note Agreements.

         Limitation on Tax Consolidation. The Borrower will not and will not permit any Subsidiary to become a party to a consolidated federal income tax return with any Person other than the Borrower and its Subsidiaries.

         SECTION 6.12. Materially Alter Nature of Business. The Borrower will not and will not permit any Subsidiary to materially alter the nature of its Business without the prior written consent of the Required Lenders.

                                   ARTICLE VII

                                Events of Default

         If any of the following events ("Events of Default") shall occur:

                  (a) the Borrower shall fail to pay any principal of any Loan when and as the same shall become due and payable, whether at the due date thereof or at a date fixed for prepayment thereof or otherwise;

                  (b) the Borrower shall fail to pay any interest on any Loan or any fee or any other amount (other than an amount referred to in clause
         (a) of this Article) payable under this Agreement, when and as the same shall become due and payable, and such failure shall continue unremedied for a period of five Business Days;

                  (c) any representation or warranty made or deemed made by or on behalf of the Borrower or any Subsidiary in or in connection with this Agreement or any amendment or modification hereof or waiver hereunder, or in any report, certificate, financial statement or other document furnished pursuant to or in connection with this Agreement or any amendment or modification hereof or waiver hereunder, shall prove to have been incorrect when made or deemed made;

                  (d) the Borrower shall fail to observe or perform any covenant, condition or agreement contained in Section 5.02, 5.03 (with respect to the Borrower's existence) or 5.08 or in Article VI;

                  (e) the Borrower shall fail to observe or perform any covenant, condition or agreement contained in this Agreement (other than those specified in clause (a), (b) or (d) of this Article), and such failure shall continue unremedied for a period of 10 Business Days after notice thereof from the Administrative Agent to the Borrower (which notice will be given at the request of any Lender);

                  (f) the Borrower or any Subsidiary shall fail to make any payment required under or to observe or perform any covenant, condition or agreement contained in any other Loan Document and such failure shall continue unremedied beyond the expiration of any applicable notice and cure period;

                  (g) an involuntary proceeding shall be commenced or an involuntary petition shall be filed seeking (i) liquidation, reorganization or other relief in respect of the Borrower or any Subsidiary or its debts, or of a substantial part of its assets, under any Federal, state or foreign bankruptcy, insolvency, receivership or similar law now or hereafter in effect or (ii) the appointment of a receiver, trustee, custodian, sequestrator, conservator or similar official for the Borrower or any Subsidiary or for a substantial part of its assets, and, in any such case, such proceeding or petition shall continue undismissed for 60 days or an order or decree approving or ordering any of the foregoing shall be entered;

                  (h) the Borrower or any Subsidiary shall (i) voluntarily commence any proceeding or file any petition seeking liquidation, reorganization or other relief under any Federal, state or foreign bankruptcy, insolvency, receivership or similar law now or hereafter in effect, (ii) consent to the institution of, or fail to contest in a timely and appropriate manner, any proceeding or petition described in clause (h) of this Article, (iii) apply for or consent to the appointment of a receiver, trustee, custodian, sequestrator, conservator or similar official for the Borrower or any Subsidiary or for a substantial part of its assets, (iv) file an answer admitting the material allegations of a petition filed against it in any such proceeding, (v) make a general assignment for the benefit of creditors or (vi) take any action for the purpose of effecting any of the foregoing;

                  (i) the Borrower or any Subsidiary shall become unable, admit in writing or fail generally to pay its debts as they become due;

                  (j) one or more final judgments for the payment of money in an aggregate amount in excess of $2,500,000 shall be rendered against the Borrower, any Subsidiary or any combination thereof and the same shall remain undischarged for a period of 60 consecutive days during which execution shall not be effectively stayed, or any action shall be legally taken by a judgment creditor to attach or levy upon any assets of the Borrower or any Subsidiary to enforce any such judgment;

                  (k) an ERISA Event shall have occurred that, in the opinion of the Required Lenders, when taken together with all other ERISA Events that have occurred, could reasonably be expected to result in a Material Adverse Effect;

                  (l) a Change in Control shall occur;

                  (m) if (i) the Borrower or any Subsidiary of the Borrower shall fail to make any payment due on any Indebtedness (other than the Notes and the Promissory Notes) or other obligation or to perform, observe or discharge any covenant, condition or obligation in any agreement, document or instrument evidencing, securing or relating to such Indebtedness or other obligation, and such failure shall continue beyond any applicable grace period, if the aggregate outstanding amount thereof exceeds $2,000,000 or if the aggregate outstanding amount thereof together with any other Indebtedness or other obligation as to which the Borrower is in default exceeds $3,000,000, (ii) any such Indebtedness or other obligation shall become due and payable by its terms and shall not be paid or extended or (iii) as a consequence of the occurrence or continuation of any event or condition, the Borrower or any Subsidiary of the Borrower shall become obligated to purchase or repay any such Indebtedness or obligation before its regular maturity or before its regularly scheduled date of payment (or one or more Persons shall have the right to require the Borrower or any Subsidiary of the Borrower so to purchase or repay such Indebtedness or other obligation); provided that any payment made into an escrow account or to a court appointed trustee, pending the settlement of a bona fide dispute with respect to any such Indebtedness or other obligation, shall not be deemed a failure to make such payment for purposes of this clause (h) so long as such payment cures or suspends the existence of the default under the underlying obligation;

                  (n) if (i) the Borrower or any Subsidiary of the Borrower shall fail to make any payment due on any Indebtedness under the Private Placement Documents or to perform, observe or discharge any covenant, condition or obligation in any agreement, document or instrument evidencing, securing or relating to such Indebtedness, and such failure shall continue beyond any applicable grace period, (ii) any such Indebtedness shall become due and payable by its terms and shall not be paid or extended or (iii) as a consequence of the occurrence or continuation of any event or condition, the Borrower or any Subsidiary of the Borrower shall become obligated to purchase or repay any such Indebtedness before its regular maturity or before its regularly scheduled date of payment (or one or more Persons shall have the right to require the Borrower or any Subsidiary of the Borrower so to purchase or repay such Indebtedness);

then, and in every such event (other than an event with respect to the Borrower described in clause (g) or (h) of this Article), and at any time thereafter during the continuance of such event, the Administrative Agent may, and at the request of the Required Lenders shall, by notice to the Borrower, take either or both of the following actions, at the same or different times: (i) terminate the Commitments, and thereupon the Commitments shall terminate immediately, and (ii) declare the Loans then outstanding to be due and payable in whole (or in part, in which case any principal not so declared to be due and payable may thereafter be declared to be due and payable), and thereupon the principal of the Loans so declared to be due and payable, together with accrued interest thereon and all fees and other obligations of the Borrower accrued hereunder, shall become due and payable immediately, without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Borrower and (iii) proceed to exercise any and all remedies permitted under the Loan Documents or by law; and in case of any event with respect to the Borrower described in clause (g) or (h) of this Article, the Commitments shall automatically terminate and the principal of the Loans then outstanding, together with accrued interest thereon and all fees and other obligations of the Borrower accrued hereunder, shall automatically become due and payable, without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Borrower and the Administrative Agent may, and at the request of the Required Lenders shall, by notice to the Borrower proceed to exercise any and all remedies permitted under the Loan Documents or by law.


                                  ARTICLE VIII

                            The Administrative Agent

         Each of the Lenders hereby irrevocably appoints the Administrative Agent as its agent and authorizes the Administrative Agent to take such actions on its behalf and to exercise such powers as are delegated to the Administrative Agent by the terms hereof, together with such actions and powers as are reasonably incidental thereto.

         The bank serving as the Administrative Agent hereunder shall have the same rights and powers in its capacity as a Lender as any other Lender and may exercise the same as though it were not the Administrative Agent, and such bank and its Affiliates may accept deposits from, lend money to and generally engage in any kind of business with the Borrower or any Subsidiary or other Affiliate thereof as if it were not the Administrative Agent hereunder.

         The Administrative Agent shall not have any duties or obligations except those expressly set forth herein. Without limiting the generality of the foregoing, (a) the Administrative Agent shall not be subject to any fiduciary or other implied duties, regardless of whether a Default has occurred and is continuing, (b) the Administrative Agent shall not have any duty to take any discretionary action or exercise any discretionary powers, except discretionary rights and powers expressly contemplated hereby that the Administrative Agent is required to exercise in writing by the Required Lenders (or such other number or percentage of the Lenders as shall be necessary under the circumstances as provided in Section 9.02), and (c) except as expressly set forth herein, the Administrative Agent shall not have any duty to disclose, and shall not be liable for the failure to disclose, any information relating to the Borrower or any of its Subsidiaries that is communicated to or obtained by the bank serving as Administrative Agent or any of its Affiliates in any capacity. The Administrative Agent shall not be liable for any action taken or not taken by it with the consent or at the request of the Required Lenders (or such other number or percentage of the Lenders as shall be necessary under the circumstances as provided in Section 9.02) or in the absence of its own gross negligence or wilful misconduct. The Administrative Agent shall be deemed not to have knowledge of any Default unless and until written notice thereof is given to the Administrative Agent by the Borrower or a Lender, and the Administrative Agent shall not be responsible for or have any duty to ascertain or inquire into (i) any statement, warranty or representation made in or in connection with this Agreement, (ii) the contents of any certificate, report or other document delivered hereunder or in connection herewith, (iii) the performance or observance of any of the covenants, agreements or other terms or conditions set forth herein, (iv) the validity, enforceability, effectiveness or genuineness of this Agreement or any other agreement, instrument or document, or (v) the satisfaction of any condition set forth in Article IV or elsewhere herein, other than to confirm receipt of items expressly required to be delivered to the Administrative Agent.

         The Administrative Agent shall be entitled to rely upon, and shall not incur any liability for relying upon, any notice, request, certificate, consent, statement, instrument, document or other writing believed by it to be genuine and to have been signed or sent by the proper Person. The Administrative Agent also may rely upon any statement made to it orally or by telephone and believed by it to be made by the proper Person, and shall not incur any liability for relying thereon. The Administrative Agent may consult with legal counsel (who may be counsel for the Borrower), independent accountants and other experts selected by it, and shall not be liable for any action taken or not taken by it in accordance with the advice of any such counsel, accountants or experts.

         The Administrative Agent may perform any and all its duties and exercise its rights and powers by or through any one or more sub-agents appointed by the Administrative Agent. The Administrative Agent and any such sub-agent may perform any and all its duties and exercise its rights and powers through their respective Related Parties. The exculpatory provisions of the preceding paragraphs shall apply to any such sub-agent and to the Related Parties of the Administrative Agent and any such sub-agent, and shall apply to their respective activities in connection with the syndication of the credit facilities provided for herein as well as activities as Administrative Agent.

         Subject to the appointment and acceptance of a successor Administrative Agent as provided in this paragraph, the Administrative Agent may resign at any time by notifying the Lenders and the Borrower. Upon any such resignation, the Required Lenders shall have the right, in consultation with the Borrower, to appoint a successor. If no successor shall have been so appointed by the Required Lenders and shall have accepted such appointment within 30 days after the retiring Administrative Agent gives notice of its resignation, then the retiring Administrative Agent may, on behalf of the Lenders, appoint a successor Administrative Agent which shall be a bank with an office in New York, New York, or an Affiliate of any such bank. Upon the acceptance of its appointment as Administrative Agent hereunder by a successor, such successor shall succeed to and become vested with all the rights, powers, privileges and duties of the retiring Administrative Agent, and the retiring Administrative Agent shall be discharged from its duties and obligations hereunder. The fees payable by the Borrower to a successor Administrative Agent shall be the same as those payable to its predecessor unless otherwise agreed between the Borrower and such successor. After the Administrative Agent's resignation hereunder, the provisions of this Article and Section 9.03 shall continue in effect for the benefit of such retiring Administrative Agent, its sub-agents and their respective Related Parties in respect of any actions taken or omitted to be taken by any of them while it was acting as Administrative Agent.

         Each Lender acknowledges that it has, independently and without reliance upon the Administrative Agent or any other Lender and based on such documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement. Each Lender also acknowledges that it will, independently and without reliance upon the Administrative Agent or any other Lender and based on such documents and information as it shall from time to time deem appropriate, continue to make its own decisions in taking or not taking action under or based upon this Agreement, any related agreement or any document furnished hereunder or thereunder.


                                   ARTICLE IX

                                  Miscellaneous

         SECTION 9.01. Notices. Except in the case of notices and other communications expressly permitted to be given by telephone, all notices and other communications provided for herein shall be in writing and shall be delivered by hand or overnight courier service, mailed by certified or registered mail or sent by telecopy, as follows:

(a) if to the Borrower, to it at ATC Group Services Inc., 104 E. 25th Street, 10th Floor, New York, New York 10010, Attention: President, with a copy to ATC Group Services Inc. 1515 E. 10th Street, Sioux Falls, South Dakota 57103, Attention: Chief Financial Officer;

(b) if to the Administrative Agent, to The Chase Manhattan Bank, Loan and Agency Services, 1 Chase Manhattan Plaza, 8th Floor, New York, New York 10081, Attention: Leonora Kiernan, Telecopier: (212) 552-5650;

(c) if to the Lenders, to them at the following addresses: The Chase Manhattan Bank, Middle Market Banking Group, Bay Plaza, 2100 Bartow Avenue, Third Floor, Bronx, New York 10475, Attention: Richard F. Donatuti, Vice President, Telecopier: (718)379-8838 and Atlantic Bank of New York, 960 Avenue of the Americas, 6th Floor, New York, New York 10001, Attention:
     Joseph Fradelos, Vice President, Telecopier: (212) 695-6907.

(d) if to any other Lender, to it at its address (or telecopy number) set forth in its Administrative Questionnaire.

Any party hereto may change its address or telecopy number for notices and other communications hereunder by notice to the other parties hereto. All notices and other communications given to any party hereto in accordance with the provisions of this Agreement shall be deemed to have been given on the date of receipt.

         SECTION 9.02. Waivers; Amendments. (a) No failure or delay by the Administrative Agent or any Lender in exercising any right or power hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right or power, or any abandonment or discontinuance of steps to enforce such a right or power, preclude any other or further exercise thereof or the exercise of any other right or power. The rights and remedies of the Administrative Agent and the Lenders hereunder are cumulative and are not exclusive of any rights or remedies that they would otherwise have. No waiver of any provision of this Agreement or consent to any departure by the Borrower therefrom shall in any event be effective unless the same shall be permitted by paragraph (b) of this Section, and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given. Without limiting the generality of the foregoing, the making of a Loan shall not be construed as a waiver of any Default, regardless of whether the
Administrative Agent or any Lender may have had notice or knowledge of such Default at the time.

                  (b) Neither this Agreement nor any provision hereof may be waived, amended or modified except pursuant to an agreement or agreements in writing entered into by the Borrower and the Required Lenders or by the Borrower and the Administrative Agent with the consent of the Required Lenders; provided that no such agreement shall (i) increase the Commitment of any Lender without the written consent of such Lender, (ii) reduce the principal amount of any Loan or reduce the rate of interest thereon, or reduce any fees payable hereunder, without the written consent of each Lender affected thereby, (iii) postpone the scheduled date of payment of the principal amount of any Loan, or any interest thereon, or any fees payable hereunder, or reduce the amount of, waive or excuse any such payment, or postpone the scheduled date of expiration of any Commitment, without the written consent of each Lender affected thereby, (iv) change Section 2.15(b) or (c) in a manner that would alter the pro rata sharing of payments required thereby, without the written consent of each Lender, or (v) change any of the provisions of this Section or the definition of "Required Lenders" or any other provision hereof specifying the number or percentage of Lenders required to waive, amend or modify any rights hereunder or make any determination or grant any consent hereunder, without the written consent of each Lender; provided further that no such agreement shall amend, modify or otherwise affect the rights or duties of the Administrative Agent hereunder without the prior written consent of the Administrative Agent.

         SECTION 9.03. Expenses; Indemnity; Damage Waiver. (a) The Borrower shall pay (i) all reasonable out-of-pocket expenses incurred by the Administrative Agent and its Affiliates, including the reasonable fees, charges and disbursements of counsel for the Administrative Agent, in connection with the syndication of the credit facilities provided for herein, the preparation and administration of this Agreement and the other Loan Documents, or any amendments, modifications or waivers of the provisions hereof (whether or not the transactions contemplated hereby or thereby shall be consummated), (ii) all out-of-pocket expenses incurred by the Administrative Agent or any Lender, including the fees, charges and disbursements of any counsel for the
Administrative Agent or any Lender, in connection with the enforcement or protection of its rights in connection with this Agreement or the other Loan Documents, including its rights under this Section, or in connection with the Loans made including all such out-of-pocket expenses incurred during any workout, restructuring or negotiations in respect of such Loans.

                  (b) The Borrower shall indemnify the Administrative Agent and each Lender, and each Related Party of any of the foregoing Persons (each such Person being called an "Indemnitee") against, and hold each Indemnitee harmless from, any and all losses, claims, damages, liabilities and related expenses, including the fees, charges and disbursements of any counsel for any Indemnitee, incurred by or asserted against any Indemnitee arising out of, in connection with, or as a result of (i) the execution or delivery of this Agreement or any agreement or instrument contemplated hereby, the performance by the parties hereto of their respective obligations hereunder or the consummation of the Transactions or any other transactions contemplated hereby, (ii) any Loan or the use of the proceeds therefrom, (iii) any actual or alleged presence or release of Hazardous Materials on or from any property owned or operated by the Borrower or any of its Subsidiaries, or any Environmental Liability related in any way to the Borrower or any of its Subsidiaries, or (iv) any actual or prospective claim, litigation, investigation or proceeding relating to any of the foregoing, whether based on contract, tort or any other theory and regardless of whether any Indemnitee is a party thereto; provided that such indemnity shall not, as to any Indemnitee, be available to the extent that such losses, claims, damages, liabilities or related expenses resulted from the gross negligence or wilful misconduct of such Indemnitee.

                  (c) To the extent that the Borrower fails to pay any amount required to be paid by it to the Administrative Agent under paragraph (a) or (b) of this Section, each Lender severally agrees to pay to the Administrative Agent such Lender's Applicable Percentage (determined as of the time that the applicable unreimbursed expense or indemnity payment is sought) of such unpaid amount; provided that the unreimbursed expense or indemnified loss, claim, damage, liability or related expense, as the case may be, was incurred by or asserted against the Administrative Agent in its capacity as such.

                  (d) To the extent permitted by applicable law, the Borrower shall not assert, and hereby waives, any claim against any Indemnitee, on any theory of liability, for special, indirect, consequential or punitive damages (as opposed to direct or actual damages) arising out of, in connection with, or as a result of, this Agreement or any agreement or instrument contemplated hereby, the Transactions, any Loan or the use of the proceeds thereof.

                  (e) All amounts due under this Section shall be payable not later than 10 days after written demand therefor.

         SECTION 9.04. Successors and Assigns. (a) The provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns permitted hereby, except that the Borrower may not assign or otherwise transfer any of its rights or obligations hereunder without the prior written consent of each Lender (and any attempted assignment or transfer by the Borrower without such consent shall be null and void). Nothing in this Agreement, expressed or implied, shall be construed to confer upon any Person (other than the parties hereto, their respective successors and assigns permitted hereby (and, to the extent expressly contemplated hereby, the Related Parties of each of the Administrative Agent and the Lenders) any legal or equitable right, remedy or claim under or by reason of this Agreement.
                  (b) Any Lender may assign to one or more assignees all or a portion of its rights and obligations under this Agreement (including all or a portion of its Commitment and the Loans at the time owing to it); provided that
(i) except in the case of an assignment to a Lender or an Affiliate of a Lender, each of the Borrower and the Administrative Agent must give their prior written consent to such assignment (which consent shall not be unreasonably withheld),
(ii) except in the case of an assignment to a Lender or an Affiliate of a Lender or an assignment of the entire remaining amount of the assigning Lender's Commitment, the amount of the Commitment of the assigning Lender subject to each such assignment (determined as of the date the Assignment and Acceptance with respect to such assignment is delivered to the Administrative Agent) shall not be less than $5,000,000 unless each of the Borrower and the Administrative Agent otherwise consent, (iii) each partial assignment shall be made as an assignment of a proportionate part of all the assigning Lender's rights and obligations under this Agreement, (iv) the parties to each assignment shall execute and deliver to the Administrative Agent an Assignment and Acceptance, together with a processing and recordation fee of $3,500, and (v) the assignee, if it shall not be a Lender, shall deliver to the Administrative Agent an Administrative Questionnaire; and provided further that any consent of the Borrower otherwise required under this paragraph shall not be required if an Event of Default under clause (g) or (h) of Article VII has occurred and is continuing. Subject to acceptance and recording thereof pursuant to paragraph (d) of this Section, from and after the effective date specified in each Assignment and Acceptance the assignee thereunder shall be a party hereto and, to the extent of the interest assigned by such Assignment and Acceptance, have the rights and obligations of a Lender under this Agreement, and the assigning Lender thereunder shall, to the extent of the interest assigned by such Assignment and Acceptance, be released from its obligations under this Agreement (and, in the case of an Assignment and Acceptance covering all of the assigning Lender's rights and obligations under this Agreement, such Lender shall cease to be a party hereto but shall continue to be entitled to the benefits of Sections 2.12, 2.13, 2.14 and 9.03). Any assignment or transfer by a Lender of rights or obligations under this Agreement that does not comply with this paragraph shall be treated for purposes of this Agreement as a sale by such Lender of a participation in such rights and obligations in accordance with paragraph (e) of this Section.

                  (c) The Administrative Agent, acting for this purpose as an agent of the Borrower, shall maintain at one of its offices in The City of New York a copy of each Assignment and Acceptance delivered to it and a register for the recordation of the names and addresses of the Lenders, and the Commitment of, and principal amount of the Loans owing to, each Lender pursuant to the terms hereof from time to time (the "Register"). The entries in the Register shall be conclusive, and the Borrower, the Administrative Agent and the Lenders may treat each Person whose name is recorded in the Register pursuant to the terms hereof as a Lender hereunder for all purposes of this Agreement, notwithstanding notice to the contrary. The Register shall be available for inspection by the Borrower and any Lender, at any reasonable time and from time to time upon reasonable prior notice.

                  (d) Upon its receipt of a duly completed Assignment and Acceptance executed by an assigning Lender and an assignee, the assignee's completed Administrative Questionnaire (unless the assignee shall already be a Lender hereunder), the processing and recordation fee referred to in paragraph
(b) of this Section and any written consent to such assignment required by paragraph (b) of this Section, the Administrative Agent shall accept such Assignment and Acceptance and record the information contained therein in the Register. No assignment shall be effective for purposes of this Agreement unless it has been recorded in the Register as provided in this paragraph.

                  (e) Any Lender may, without the consent of the Borrower or the Administrative Agent, sell participations to one or more banks or other entities (a "Participant") in all or a portion of such Lender's rights and obligations under this Agreement (including all or a portion of its Commitment and the Loans owing to it); provided that (i) such Lender's obligations under this Agreement shall remain unchanged, (ii) such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations and (iii) the Borrower, the Administrative Agent and the other Lenders shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Agreement. Any agreement or instrument pursuant to which a Lender sells such a participation shall provide that such Lender shall retain the sole right to enforce this Agreement and to approve any amendment, modification or waiver of any provision of this Agreement; provided that such agreement or instrument may provide that such Lender will not, without the consent of the Participant, agree to any amendment, modification or waiver described in the first proviso to Section 9.02(b) that affects such Participant. Subject to paragraph (f) of this Section, the Borrower agrees that each Participant shall be entitled to the benefits of Sections 2.12, 2.13 and 2.14 to the same extent as if it were a Lender and had acquired its interest by assignment pursuant to paragraph (b) of this Section. To the extent permitted by law, each Participant also shall be entitled to the benefits of Section 9.08 as though it were a Lender, provided such Participant agrees to be subject to
Section 2.15(c) as though it were a Lender.

                  (f) A Participant shall not be entitled to receive any greater payment under Section 2.12 or 2.14 than the applicable Lender would have been entitled to receive with respect to the participation sold to such Participant, unless the sale of the participation to such Participant is made with the Borrower's prior written consent. A Participant that would be a Foreign Lender if it were a Lender shall not be entitled to the benefits of Section 2.14 unless the Borrower is notified of the participation sold to such Participant and such Participant agrees, for the benefit of the Borrower, to comply with Section 2.14(e) as though it were a Lender.

                  (g) Any Lender may at any time pledge or assign a security interest in all or any portion of its rights under this Agreement to secure obligations of such Lender, including any pledge or assignment to secure obligations to a Federal Reserve Bank, and this Section shall not apply to any such pledge or assignment of a security interest; provided that no such pledge or assignment of a security interest shall release a Lender from any of its obligations hereunder or substitute any such pledgee or assignee for such Lender as a party hereto.

         SECTION 9.05. Survival. All covenants, agreements, representations and warranties made by the Borrower herein and in the certificates or other instruments delivered in connection with or pursuant to this Agreement shall be considered to have been relied upon by the other parties hereto and shall survive the execution and delivery of this Agreement and the making of any Loans, regardless of any investigation made by any such other party or on its behalf and notwithstanding that the Administrative Agent, or any Lender may have had notice or knowledge of any Default or incorrect representation or warranty at the time any credit is extended hereunder, and shall continue in full force and effect as long as the principal of or any accrued interest on any Loan or any fee or any other amount payable under this Agreement is outstanding and unpaid and so long as the Commitments have not expired or terminated. The provisions of Sections 2.12, 2.13, 2.14 and 9.03 and Article VIII shall survive and remain in full force and effect regardless of the consummation of the transactions contemplated hereby, the repayment of the Loans, the expiration or termination of the Letters of Credit and the Commitments or the termination of this Agreement or any provision hereof.

         SECTION 9.06. Counterparts; Integration; Effectiveness. This Agreement may be executed in counterparts (and by different parties hereto on different counterparts), each of which shall constitute an original, but all of which when taken together shall constitute a single contract. This Agreement and any separate letter agreements with respect to fees payable to the Administrative Agent constitute the entire contract among the parties relating to the subject matter hereof and supersede any and all previous agreements and understandings, oral or written, relating to the subject matter hereof. Except as provided in
Section 4.01, this Agreement shall become effective when it shall have been executed by the Administrative Agent and when the Administrative Agent shall have received counterparts hereof which, when taken together, bear the signatures of each of the other parties hereto, and thereafter shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns. Delivery of an executed counterpart of a signature page of this Agreement by telecopy shall be effective as delivery of a manually executed counterpart of this Agreement.

         SECTION 9.07. Severability. Any provision of this Agreement held to be invalid, illegal or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such invalidity, illegality or unenforceability without affecting the validity, legality and enforceability of the remaining provisions hereof; and the invalidity of a particular provision in a particular jurisdiction shall not invalidate such provision in any other jurisdiction.

         SECTION 9.08. Right of Setoff. If an Event of Default shall have occurred and be continuing, each Lender and each of its Affiliates is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other obligations at any time owing by such Lender or Affiliate to or for the credit or the account of the Borrower against any of and all the obligations of the Borrower now or hereafter existing under this Agreement held by such Lender, irrespective of whether or not such Lender shall have made any demand under this Agreement and although such obligations may be unmatured. The rights of each Lender under this Section are in addition to other rights and remedies (including other rights of setoff) which such Lender may have.

       SECTION 9.09. Governing Law; Jurisdiction; Consent to Service of Process.
                  (a) This Agreement shall be construed in accordance with and governed by the law of the State of New York.

                  (b) The Borrower hereby irrevocably and unconditionally submits, for itself and its property, to the nonexclusive jurisdiction of the Supreme Court of the State of New York sitting in New York County and of the United States District Court of the Southern District of New York, and any appellate court from any thereof, in any action or proceeding arising out of or relating to this Agreement, or for recognition or enforcement of any judgment, and each of the parties hereto hereby irrevocably and unconditionally agrees that all claims in respect of any such action or proceeding may be heard and determined in such New York State or, to the extent permitted by law, in such Federal court. Each of the parties hereto agrees that a final judgment in any such action or proceeding shall be conclusive and may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by law. Nothing in this Agreement shall affect any right that the Administrative Agent or any Lender may otherwise have to bring any action or proceeding relating to this Agreement against the Borrower or its properties in the courts of any jurisdiction.

                  (c) The Borrower hereby irrevocably and unconditionally waives, to the fullest extent it may legally and effectively do so, any objection which it may now or hereafter have to the laying of venue of any suit, action or proceeding arising out of or relating to this Agreement in any court referred to in paragraph (b) of this Section. Each of the parties hereto hereby irrevocably waives, to the fullest extent permitted by law, the defense of an inconvenient forum to the maintenance of such action or proceeding in any such court.

                  (d) Each party to this Agreement irrevocably consents to service of process in the manner provided for notices in Section 9.01. Nothing in this Agreement will affect the right of any party to this Agreement to serve process in any other manner permitted by law.

         SECTION 9.10. WAIVER OF JURY TRIAL. EACH PARTY HERETO HEREBY WAIVES, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ANY RIGHT IT MAY HAVE TO A TRIAL BY JURY IN ANY LEGAL PROCEEDING DIRECTLY OR INDIRECTLY ARISING OUT OF OR
RELATING TO THIS AGREEMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY (WHETHER BASED ON CONTRACT, TORT OR ANY OTHER THEORY). EACH PARTY HERETO (A) CERTIFIES THAT NO REPRESENTATIVE, AGENT OR ATTORNEY OF ANY OTHER PARTY HAS REPRESENTED, EXPRESSLY OR OTHERWISE, THAT SUCH OTHER PARTY WOULD NOT, IN THE EVENT OF LITIGATION, SEEK TO ENFORCE THE FOREGOING WAIVER AND (B) ACKNOWLEDGES THAT IT AND THE OTHER PARTIES HERETO HAVE BEEN INDUCED TO ENTER INTO THIS AGREEMENT BY, AMONG OTHER THINGS, THE MUTUAL WAIVERS AND CERTIFICATIONS IN THIS SECTION.

         SECTION 9.11. Headings. Article and Section headings and the Table of Contents used herein are for convenience of reference only, are not part of this Agreement and shall not affect the construction of, or be taken into consideration in interpreting, this Agreement.

         SECTION 9.12. Confidentiality. Each of the Administrative Agent and the Lenders agrees to maintain the confidentiality of the Information (as defined below), except that Information may be disclosed (a) to its and its Affiliates' directors, officers, employees and agents, including accountants, legal counsel and other advisors (it being understood that the Persons to whom such disclosure is made will be informed of the confidential nature of such Information and instructed to keep such Information confidential), (b) to the extent requested by any regulatory authority, (c) to the extent required by applicable laws or regulations or by any subpoena or similar legal process, (d) to any other party to this Agreement, (e) in connection with the exercise of any remedies hereunder or any suit, action or proceeding relating to this Agreement or the enforcement of rights hereunder, (f) subject to an agreement containing provisions substantially the same as those of this Section, to any assignee of or Participant in, or any prospective assignee of or Participant in, any of its rights or obligations under this Agreement, (g) with the consent of the Borrower or (h) to the extent such Information (i) becomes publicly available other than as a result of a breach of this Section or (ii) becomes available to the Administrative Agent or any Lender on a nonconfidential basis from a source other than the Borrower. For the purposes of this Section, "Information" means all information received from the Borrower relating to the Borrower or its business, other than any such information that is available to the Administrative Agent or any Lender on a nonconfidential basis prior to disclosure by the Borrower; provided that, in the case of information received from the Borrower after the date hereof, such information is clearly identified at the time of delivery as confidential. Any Person required to maintain the confidentiality of Information as provided in this Section shall be considered to have complied with its obligation to do so if such Person has exercised the same degree of care to maintain the confidentiality of such Information as such Person would accord to its own confidential information.

         SECTION 9.13. Interest Rate Limitation. Notwithstanding anything herein to the contrary, if at any time the interest rate applicable to any Loan, together with all fees, charges and other amounts which are treated as interest on such Loan under applicable law (collectively the "Charges"), shall exceed the maximum lawful rate (the "Maximum Rate") which may be contracted for, charged, taken, received or reserved by the Lender holding such Loan in accordance with applicable law, the rate of interest payable in respect of such Loan hereunder, together with all Charges payable in respect thereof, shall be limited to the Maximum Rate and, to the extent lawful, the interest and Charges that would have been payable in respect of such Loan but were not payable as a result of the operation of this Section shall be cumulated and the interest and Charges payable to such Lender in respect of other Loans or periods shall be increased (but not above the Maximum Rate therefor) until such cumulated amount, together with interest thereon at the Federal Funds Effective Rate to the date of repayment, shall have been received by such Lender.

                       [The remainder of this page is left blank intentionally.]

                  IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed by their respective authorized officers as of the day and year first above written.

                                                 ATC GROUP SERVICES INC.
                                                 a Delaware corporation


                                                 By  /s/ Morry F. Rubin
                                                 Name: Morry F. Rubin
                                                 Title: President

                                                 THE CHASE MANHATTAN BANK,
                                                 individually and as
                                                 Administrative Agent,


                                                 By  /s/ Richard F. Donatuti
                                                 Name: Richard F. Donatuti
                                                 Title: Vice President

                                                 ATLANTIC BANK OF NEW YORK


                                                 By  /s/ Joseph Fradelos
                                                 Name: Joseph Fradelos
                                                 Title: Assistant Vice President

H:\RE\JH\ATCGROUP\CREDITAG.2\8105-10\5/23/97