Form 10-Q
period 1997-05-31
ATC ENVIRONMENTAL INC
filed 1997-07-15
CIK 828828

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended May 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-10583

                             ATC GROUP SERVICES INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


               Delaware                                      46-0399408
----------------------------------------           -----------------------------
    (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                     Identification No.)

    104 East 25th Street, 10th Floor
          New York, New York                                    10010
----------------------------------------            ----------------------------
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (212) 353-8280

                                      None
                                      ----
(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the Registrant's Common Stock as of July 14, 1997 was 7,804,207.

ATC GROUP SERVICES INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 31, 1997


PART I - FINANCIAL INFORMATION:
    Item 1 - Financial Statements:

           Consolidated Balance Sheets
             February 28, 1997 and May 31, 1997 (Unaudited)..........................................................   F-3

           Consolidated Statements of Operations
             Three months ended May 31, 1996 and 1997 (Unaudited)....................................................   F-4

           Consolidated Statements of Stockholders' Equity
             Three months ended May 31, 1996 and 1997 (Unaudited)....................................................   F-5

           Consolidated Statements of Cash Flows
             Three months ended May 31, 1996 and 1997 (Unaudited)....................................................   F-6

           Notes to Consolidated Financial Statements (Unaudited)....................................................   F-7

    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations...................   F-13

  PART II - OTHER INFORMATION:

     Items 1-6........................................................................................................  F-16

     Signatures.......................................................................................................  F-17

     Exhibit 11 - Computation of Earnings Per Share
       Three months ended May 31, 1996 and 1997 (Unaudited)...........................................................  F-18

     Exhibit 27 - Financial Data Schedule
       May 31, 1997 (Unaudited).......................................................................................  F-19


ATC GROUP SERVICES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
FEBRUARY 28, 1997 AND MAY 31, 1997 (Unaudited)


                                                                                                February 28,           May 31,
                                                                                                   1997                 1997
                                                                                             ---------------       --------------
                                                                                                                     (Unaudited)
 ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents..............................................................    $    2,003,890       $   8,207,157
   Trade accounts receivable, less allowance for doubtful accounts
     ($1,455,716 at February 28, 1997 and $1,340,549 at May 31, 1997).....................        34,406,026          34,412,368
   Costs in excess of billings on uncompleted contracts...................................         5,191,569           6,538,290
   Prepaid expenses and other current assets..............................................         2,934,193           2,581,101
   Deferred income taxes..................................................................           790,400             790,400
   Refundable income taxes................................................................           118,340                  -
                                                                                               -------------        ------------
     Total current assets.................................................................        45,444,418          52,529,316

 PROPERTY AND EQUIPMENT, Net (Note C)......................................................        3,784,633           3,772,795

 GOODWILL, net of accumulated amortization
   ($1,478,876 at February 28, 1997 and $1,858,160 at May 31, 1997) (Note B)...............       35,587,076          43,376,477
 COVENANTS NOT TO COMPETE, net of accumulated amortization
   ($455,316 at February 28, 1997 and $501,631 at May 31, 1997) (Note B)...................          632,184             585,869
 OTHER ASSETS..............................................................................          845,346           3,957,547
                                                                                               -------------        ------------
                                                                                               $  86,293,657        $104,222,004
                                                                                               =============        ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
   Short-term debt.........................................................................    $     300,000      $      300,000
   Current maturities of long-term debt....................................................        1,986,730           1,538,642
   Accounts payable .......................................................................        7,440,024           6,728,488
   Income taxes payable....................................................................                -             458,132
   Accrued compensation....................................................................        3,789,233           4,883,954
   Accrued payment obligations - ATEC acquisition (Note B) ................................        1,721,594           3,827,301
   Other accrued expenses..................................................................        2,505,143           2,533,279
                                                                                               -------------       -------------
     Total current liabilities.............................................................       17,742,724          20,269,796

 LONG-TERM DEBT, less current maturities...................................................       22,123,344          33,631,454
 OTHER LIABILITIES, including non-current payment obligations (Note B).....................          270,386           2,989,781
 DEFERRED INCOME TAXES.....................................................................          717,900             717,900
                                                                                               -------------       -------------
     Total liabilities.....................................................................       40,854,354          57,608,931
                                                                                               -------------       -------------

 COMMITMENTS AND CONTINGENCIES (Notes B and D)

 STOCKHOLDERS' EQUITY (Note D):
   Common stock, par value $.01 per share;  authorized 20,000,000 shares; issued and outstanding 7,800,187 shares at February 28, 1997 and 7,802,987
     shares at May 31, 1997................................................................           78,002              78,030
   Additional paid-in capital..............................................................       28,996,627          28,994,053
   Retained earnings.......................................................................       16,364,674          17,540,990
                                                                                              --------------       -------------
       Total stockholders' equity.........................................................        45,439,303          46,613,073
                                                                                              --------------       -------------
                                                                                              $   86,293,657       $ 104,222,004
                                                                                              ==============       =============

See notes to consolidated financial statements.

ATC GROUP SERVICES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MAY 31, 1996 AND 1997 (Unaudited)
--------------------------------------------------------------------------------



                                                                                                      Three Months Ended
                                                                                                           May 31,
                                                                                               ---------------------------------
                                                                                                    1996              1997
                                                                                               ---------------    --------------

REVENUES...................................................................................    $    16,645,983    $   31,374,666
   Reimbursable Costs......................................................................          2,621,578         4,455,833
                                                                                               ---------------    --------------

NET REVENUES...............................................................................         14,024,405        26,918,833

COST OF NET REVENUES.......................................................................          6,742,393        14,661,621
                                                                                               ---------------    --------------

     Gross profit..........................................................................          7,282,012        12,257,212
                                                                                               ---------------    --------------

OPERATING EXPENSES:
   Selling.................................................................................            542,582           999,995
   General and administrative..............................................................          3,918,015         8,477,336
   Provision for bad debts.................................................................            132,635           377,439
                                                                                               ---------------    --------------
                                                                                                     4,593,232         9,854,770
                                                                                               ---------------    --------------

     Operating income......................................................................          2,688,780         2,402,442

NON-OPERATING EXPENSE (INCOME):
   Interest expense........................................................................             57,326           498,408
   Interest income.........................................................................           (130,035)          (51,783)
   Other...................................................................................            (10,814)            9,501
                                                                                               ---------------    --------------
                                                                                                       (83,523)          456,126
                                                                                               ---------------    --------------

     Income before income taxes............................................................          2,772,303         1,946,316

INCOME TAX EXPENSE.........................................................................          1,054,000           770,000
                                                                                               ---------------    --------------

NET INCOME ................................................................................    $     1,718,303    $    1,176,316
                                                                                               ===============    ==============


EARNINGS PER COMMON SHARE AND
    DILUTIVE COMMON EQUIVALENT SHARE:
     Primary...............................................................................    $           .20    $          .14
                                                                                               ===============    ==============
     Fully diluted.........................................................................    $            20    $          .14
                                                                                               ===============    ==============

WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING:
     Primary...............................................................................          8,581,643         8,400,722
                                                                                               ===============    ==============
     Fully diluted.........................................................................          8,680,339         8,517,991
                                                                                               ===============    ==============

See notes to consolidated financial statements.

ATC GROUP SERVICES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MAY 31, 1996 AND 1997 (Unaudited)
-------------------------------------------------------------------------------

                                                                                           Notes
                                                                        Additional      Receivable-
                                                  Common Stock           Paid-in          Common        Retained
                                              Shares         Amount      Capital          Stock         Earnings         Total
                                           ------------  ------------  ------------    ------------   ------------   ------------
BALANCE, February 29, 1996..............      7,796,577  $     77,966  $ 29,030,189    $    (45,000)  $ 10,129,259   $ 39,192,414

Sale of common stock at $4.13
   per share, upon exercise of
   stock options and warrants...........            400             4         1,646              -              -           1,650
Continuing registration costs applied
   against additional paid in capital...             -             -         (1,415)             -              -          (1,415)
Stock received as consideration for
   sale of assets.......................        (12,320)         (123)      (51,990)             -         (72,319)      (124,432)
Net income..............................             -             -             -               -       1,718,303      1,718,303
                                           ------------  ------------  ------------    ------------   ------------   ------------
BALANCE, May 31, 1996...................      7,784,657  $     77,847  $ 28,978,430    $    (45,000)  $ 11,775,243   $ 40,786,520
                                           ============  ============  ============    ============   ============   ============

                                                                                           Notes
                                                                        Additional      Receivable-
                                                  Common Stock           Paid-in          Common        Retained
                                              Shares         Amount      Capital          Stock         Earnings         Total
                                           ------------  ------------  ------------    ------------   ------------   ------------
BALANCE, February 28, 1997..............      7,800,187  $     78,002  $ 28,996,627    $         -    $ 16,364,674   $ 45,439,303

Sale of common stock at $1.88 to
   $10.00 per share, upon exercise of
   stock options and warrants...........          2,800            28        23,910              -              -          23,938
Continuing registration costs applied
   against additional paid in capital...             -             -        (26,484)             -              -         (26,484)
Net income..............................             -             -             -               -       1,176,316      1,176,316
                                           ------------  ------------  ------------    ------------   ------------   ------------
BALANCE, May 31, 1997...................      7,802,987  $     78,030  $ 28,994,053    $         -    $ 17,540,990   $ 46,613,073
                                           ============  ============  ============    ============   ============   ============

See notes to consolidated financial statements.

ATC GROUP SERVICES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MAY 31, 1996 AND 1997 (Unaudited)
-------------------------------------------------------------------------------


                                                                                                        Three Months Ended
                                                                                                              May 31,
                                                                                                ---------------------------------
                                                                                                     1996               1997
                                                                                                ----------------  ---------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income............................................................................     $    1,718,303    $     1,176,316
     Adjustments to reconcile net income to net cash from operating activities:
       Depreciation and leasehold amortization.............................................            198,728            239,580
       Amortization of goodwill and covenants..............................................            162,704            425,599
       Provision for bad debts.............................................................            132,635            377,439
       Other...............................................................................            (30,074)           (16,338)
       Changes in operating assets and  liabilities,  net of amounts acquired in acquisitions:
           Receivables.....................................................................         (2,849,887)        (2,062,365)
           Prepaid expenses and other assets...............................................           (453,025)          (115,701)
           Accounts payable and other liabilities..........................................         (3,149,254)        (2,678,862)
           Income taxes payable............................................................            712,252            458,132
                                                                                                --------------    ---------------
       Net cash flows from operating activities............................................         (3,557,618)        (2,196,200)
                                                                                                --------------    ---------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of American Testing and Engineering Corp, net of cash acquired...............         (8,965,952)        (2,420,766)
     Purchase of 3D Information Services, Inc., net of cash acquired.......................         (2,926,681)                -
     Purchase of property and equipment....................................................           (429,435)          (256,753)
     Other.................................................................................             49,910             19,510
                                                                                                --------------    ---------------
       Net cash flows from investing activities............................................        (12,272,158)        (2,658,009)
                                                                                                --------------    ---------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt and notes payable............................         20,919,941         33,000,000
     Proceeds from issuance of common stock, net of expenses...............................              1,650             23,938
     Principal payments on long-term debt and notes payable, including
       capital lease obligations...........................................................        (11,814,927)       (21,939,978)
     Payments for continuing registration costs............................................             (1,415)           (26,484)
                                                                                                --------------    ---------------
       Net cash flows from financing activities............................................          9,105,249         11,057,476
                                                                                                --------------    ---------------

       Net change in cash and cash equivalents.............................................         (6,724,527)         6,203,267

CASH AND CASH EQUIVALENTS, Beginning of period.............................................         13,469,443          2,003,890
                                                                                                --------------    ---------------

CASH AND CASH EQUIVALENTS, End of period...................................................     $    6,744,916    $     8,207,157
                                                                                                ==============    ===============

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash payments for:
     Interest..............................................................................     $       58,190    $       559,751
                                                                                                ==============    ===============
     Income taxes..........................................................................     $      356,969    $       193,529
                                                                                                ==============    ===============

See notes to consolidated financial statements.

ATC GROUP SERVICES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MAY 31, 1997 (Unaudited)
--------------------------------------------------------------------------------

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's financial statements for the fiscal year ended February 28, 1997, which are included in the Company's Annual Report on Form 10-K.

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

         Senior Secured Notes - On May 29, 1997, the Company issued $32,500,000 of 8.18% Senior Secured Notes due in annual installments beginning May, 2000, through May, 2004, to a group of financial institutions. Interest on the Senior Secured Notes is payable semi-annually on May 31, and November 30, commencing on November 30, 1997. The Senior Secured Notes are collateralized by accounts receivable, work-in-process, intangible assets and the Company's primary depository accounts. The proceeds from the Senior Secured Notes have in part been utilized to repay the Company's outstanding bridge credit facility. Accordingly, at February 28, 1997, the Company classified its $20,850,000 outstanding bridge credit facility as long-term debt. The bridge facility was entered into in May, 1996, to provide capital in connection with the Company's acquisition of American Testing and Engineering Corporation and 3D Information Services, Inc.

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

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128, which becomes effective for financial statements of the Company issued for fiscal years ending after December 15, 1997, replaces primary and fully diluted earnings per share, as disclosed under certain pronouncements, with basic and diluted earnings per share. Pro forma basic earnings per share for the three months ended May 31, 1996 and 1997 are $.22 and $.15, respectively. Pro forma diluted earnings per share for the three months ended May 31, 1996 and 1997 are $.20 and $.14, respectively.

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

         Under the original purchase agreement, the Company was contingently liable to ATEC for additional purchase consideration up to $10,750,000 if certain conditions were met. The seller since met certain of these contingent consideration requirements in the quarter ended May 31, 1997 and the Company began to amortize the associated goodwill in this period. The Company's obligation for these payments of $3,883,000 is included in short-term liabilities at May 31, 1997. In addition, in connection with the issuance of the Senior Secured Notes on May 29, 1997, the Company and the seller executed an amendment to the original purchase agreement and agreed to remove or modify the remaining contingent consideration requirements. As a result of the foregoing, the Company paid $2,420,766 on May 30, 1997 and expects to be obligated to pay $2,745,234 in fiscal 1999 and therefore has included this obligation in other long-term liabilities at May 31, 1997. Additionally, the Company has the option to purchase certain properties from the seller for $1,700,000 in fiscal 2002.

         The  purchase   price  as  amended  was   comprised  of  the  following
consideration:

 Amounts paid to seller and a majority owner:
    Cash.......................................................... $  9,000,000
     Payment obligations, for property and facility
        rentals and non-compete consideration.....................    6,001,000
     Contingent/additional consideration under amended purchase
        agreement.................................................    9,049,000
  Liabilities assumed:
     Current liabilities..........................................   15,731,076
     Bank debt....................................................   10,750,000
  Direct expenses related to acquisition..........................      139,438
                                                                   ------------
                                                                   $ 50,670,514
                                                                   ============
         The payment obligations to seller/majority owner are payable monthly through February 1999 and are included in accrued payment obligations - ATEC acquisition in the accompanying consolidated balance sheet.

         The purchase price allocation reflecting the additional consideration is summarized as follows:

  Accounts receivable and work in process, net of allowances...... $ 18,957,768
  Other current assets............................................    2,023,996
  Other assets....................................................    1,428,617
  Covenants not to compete........................................      430,000
  Goodwill .......................................................   27,830,133
                                                                   ------------
                                                                   $ 50,670,514
                                                                   ============
         As a result of sellers warranties of purchased trade receivables and work in process that were not realized, the Company is entitled to set-offs of $618,835 against the option price to acquire certain properties in fiscal 2002. If the Company does not exercise its option, the set-offs will be refunded by the seller. Amounts are included in other non-current assets in the accompanying consolidated balance sheet.

         In connection with the purchase agreement, the Company has issued an irrevocable letter of credit in the amount of $500,000 to secure the Company's performance of its payment obligations. The letter of credit is renewable by the seller until such time the Company has paid the purchase obligations in full. No amounts have been drawn against the letter of credit.

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

  Amounts paid to seller:
     Cash......................................................... $  3,000,000
     Note payable.................................................    2,500,000
  Assumed liabilities.............................................      247,905
  Direct expenses related to acquisition..........................       23,149
                                                                   ------------
                                                                   $  5,771,054
                                                                   ============
  The initial purchase price allocation is summarized as follows:

  Accounts receivable............................................. $  1,163,981
  Work in process.................................................      279,047
  Property and equipment..........................................       77,381
  Other current assets............................................       77,560
  Covenant not to compete.........................................      100,000
  Goodwill .......................................................    4,073,085
                                                                   ------------
                                                                   $  5,771,054
Fiscal 1996                                                        ============
         Hill Businesses - In November 1995, ATC purchased certain assets and assumed certain liabilities of Kaselaan & D'Angelo Associates, Inc., Hill Environmental, Inc. (formerly the environmental division of Gibbs & Hill, Inc.) and Particle Diagnostics, Inc., wholly owned subsidiaries of Hill International, Inc. (collectively the "Hill Businesses").

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

  Amounts paid to seller:
      Cash........................................................ $  2,517,949
           Letter of credit, net of imputed interest (Note E).....      700,000
           Note payable at 8.75% interest (Note E)................      300,000
  Liabilities assumed.............................................      907,884
  Direct expenses related to acquisition..........................      885,538
                                                                   ------------
                                                                   $  5,311,371
                                                                   ============

         Direct expenses related to acquisition includes costs incurred in order to obtain proper title to the assets from Sellers bank as described further in Note D. In addition, the Company issued to certain selling shareholders, 50,000 stock options to purchase restricted common stock at $13.875 per share as consideration for non compete agreements.

  The purchase price allocation is summarized as follows:

  Costs in excess of billings on uncompleted contracts,
     net of unrealizable amounts.................................. $    620,000
  Property and equipment..........................................      175,000
  Other assets....................................................       30,572
  Covenants not to compete........................................       37,500
  Goodwill........................................................    4,448,299
                                                                   ------------
                                                                   $  5,311,371
                                                                   ============

         The Company is contingently liable to reimburse up to $150,000 of certain facility lease costs if incurred by Hill International, Inc. The payment of the contingent liability, which the Seller claims is now due, certain other liabilities and the $300,000 note is being withheld pending the outcome of the litigation (Note D).

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

  Cash to seller.................................................. $    147,546
  Contingent consideration earned to date.........................       22,324
  Cash to secured creditors of seller.............................      441,514
  Liabilities assumed.............................................      225,538
  Direct expenses related to acquisition..........................       31,246
                                                                   ------------
                                                                   $    868,168
                                                                   ============
         The purchase price allocation is summarized as follows:

  Accounts receivable, net........................................ $    474,973
  Property and equipment..........................................      115,060
  Covenants not to compete........................................       30,000
  Goodwill........................................................      248,135
                                                                   ------------
                                                                   $    868,168
                                                                   ============

         Pro Forma Financial Information (Unaudited) - The following unaudited pro forma information sets forth the results of operations of ATC as if ATC's purchase of significant subsidiaries including ATEC and 3D had occurred on March 1, 1996:

                                                                                                     PRO FORMA
                                                                                             Three Months Ended May 31,
                                                                                          -------------------------------
                                                                                               1996              1997
                                                                                          -------------     -------------
  Revenues............................................................................    $  34,768,116     $  31,374,666
  Net income..........................................................................        2,615,757         1,176,316
  Earnings per share (fully diluted)..................................................    $         .30     $         .14

  Weighted average shares.............................................................        8,680,339         8,517,991

C.  PROPERTY AND EQUIPMENT

 Property and equipment is comprised of the following:


                                                                                           February 28,       May 31,
                                                                                               1997              1997
                                                                                          -------------     -------------
  Office equipment....................................................................    $   3,339,049     $   3,436,139
  Laboratory and field equipment......................................................        3,335,721         3,356,402
  Transportation equipment............................................................          207,857           294,701
  Leasehold improvements..............................................................          849,700           864,138
                                                                                          -------------     -------------
                                                                                              7,732,327         7,951,380
  Less accumulated depreciation.......................................................        3,947,694         4,178,585
                                                                                          -------------     -------------
  Property and Equipment, net.........................................................    $   3,784,633     $   3,772,795
                                                                                          =============     =============

D.  COMMITMENTS AND CONTINGENCIES

         Litigation - First Fidelity Bank, N.A., et al v. Hill International, Inc. et al, Superior Court of New Jersey, Law Division, Burlington County, Docket No. Bur-L-03400-95, filed December 19, 1995. Irvin E. Richter, et al v. ATC Group Services Inc., et al, United States District Court, District of New Jersey, Civ. No. 96 CV 5818 (JBS) filed December 6, 1996. On December 19, 1995, a second amended complaint was filed in the above-entitled action which joined the Company as a defendant and included a count against the Company seeking recovery of certain assets purchased from Hill International, Inc. ("Hill") on the grounds that plaintiff banks hold security interests in the assets and that Hill is in default under the security agreement creating such alleged security interests. The original plaintiffs in this action were First Fidelity Bank, N.A. and United Jersey Bank, N.A. The primary defendants were Hill and certain of its subsidiaries, and Irvin Richter, David Richter, Janice Richter and William Doyle. Irvin Richter and David Richter are officers and stockholders of Hill. In April 1996, the Company filed a cross-claim against Hill, Irvin Richter and David Richter alleging breach of contract, fraud, among other allegations and seeking unspecified damages, including punitive damages and equitable relief. In August, 1996, Hill and the Richters filed an answer denying ATC's cross claims, a cross-claim against ATC and a third party claim against certain members of ATC's management and an employee. The cross claim and third party claim seek unspecified damages, including punitive damages, for defamation, breach of the Richters' non-competition agreements and securities fraud. The defamation claim is based on plaintiff banks' allegation of fraud against Hill and the Richters in their amended complaint, which Hill and the Richters allege was based on defamatory statements made by ATC in settlement discussions with the plaintiff banks. In its answer, the Company both denies that it made defamatory statements and asserts that the defamation allegations fail to state a legally valid claim. The breach of contract and securities claims are based on allegations that ATC made representations concerning a registration rights agreement to be provided in connection with options issued to the Richters as consideration for their non-competition agreements. In its answer, the Company denies that an agreement concerning registration rights was ever reached and asserts that the Richters forfeited any such rights in any case as a result of their conduct in connection with the asset purchase. These related cases are in their early stages with discovery yet to take place. In January, 1997, the plaintiff banks dismissed their claim against ATC. On December 6, 1996, Hill and the Richters commenced an action against ATC and the same officers and employees of ATC alleging essentially the same claims in federal court as in the state action. This action is entitled Irvin E. Richter et al. v. ATC Group Services, et al., Civ. No. 96-5818(JBS), U.S. District. Court for the District of New Jersey, December 6, 1996. ATC has answered, raising the same defenses and additional defenses related to the timeliness of the federal claim. This is essentially the same action as in federal court as the pending state action. The case is currently in the discovery phase. It does not create a risk of double recovery. In the Company's opinion, the outcome of this matter will not have a significant effect on the Company's financial position or future results of operations, although no assurances can be given in this regard.

                  Commonwealth of Massachusetts v. TLT Construction Corp. et al, Civ. Action No. 96-02281 F, Superior Court of Middlesex County, Massachusetts. This is an action brought by the Commonwealth of Massachusetts in April 1996, against the architects and general contractor on a renovation and construction project on the Suffolk County Courthouse in Massachusetts. The basis of the lawsuit is that one or more damp-proofing products specified by the architect defendants and installed by the contractor defendant made employees in the courthouse ill because of the off-gassing of harmful vapors. Dennison Environmental Services Inc., ("Dennison") an ATC subsidiary, was joined on August 13, 1996, as a third party defendant by TLT Construction Corporation, the general contractor, because Dennison performed some air quality testing of the air in the courthouse for the Commonwealth of Massachusetts during the construction process. The contractor alleges that it acted in reliance on these tests in continuing to install the material after the test report was given to it by the state. This case is in the discovery stage. At this point, ATC considers the case to be totally without merit, and ATC intends to vigorously defend the action. The Company currently has in force a professional liability insurance policy covering this claim in the amount of $10,000,000 with a deductible of $250,000. Notice of claim has been made regarding this action and the insurer has agreed to assume the defense. In the Company's opinion, the outcome of this matter will not have a significant effect on the Company's financial position or future results of operations, although no assurances can be given in this regard.

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

E.  INDUSTRY SEGMENT DATA

         The Company provides services through its environmental consulting and engineering segment and its information technology consulting segment. Industry segment data for fiscal 1998 and 1997 are as follows:

                                                   Environmental          Information        Adjustments &
                                                   & Engineering          Technology         Elimination's          Total
                                                ------------------     -----------------  ------------------   ---------------
Fiscal 1998

         Quarter Ended May 31, 1997
         --------------------------
         Revenues..............................  $      29,361,911      $    2,240,299    $      (227,544)     $    31,374,666
         Operating income......................          2,231,443             170,999                 -             2,402,442
         Depreciation and amortization.........            230,735               8,845                 -               239,580
         Capital expenditures..................            236,266              20,487                 -               256,753

         Identifiable Assets as of May 31, 1997   $    101,676,015      $    5,751,650    $    (3,205,661)     $   104,222,004
         --------------------------------------

Fiscal 1997

         Quarter Ended May 31, 1996
         --------------------------
         Revenues..............................   $     16,498,022      $      147,961    $             -      $    16,645,983
         Operating income......................          2,670,264              18,516                  -            2,688,780
         Depreciation and amortization.........            194,766               3,962                  -              198,728
         Capital expenditures..................            383,116                  -                   -              383,116

         Identifiable Assets as of May 31, 1996   $     87,209,636      $    5,845,164    $     (3,001,500)    $    90,053,300
         --------------------------------------

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

     In the three months ended May 31, 1997, the seller met certain contingent consideration requirements. Additionally, in connection with the issuance of the Senior Secured Notes, the Company and seller amended the original purchase agreement. As a result of these events, additional purchase consideration of $9,049,000 was recorded (Note B).

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

Results of Operations

Three Months Ended May 31, 1997 Compared with Three Months Ended May 31, 1996
         Revenues in the three months ended May 31, 1997 increased 88.5% to $31,374,666, compared with $16,645,983 in the three months ended May 31, 1996. This increase was primarily attributable to the positive effect of the acquisition of ATEC and 3D in May 1996.

     Revenues in the three months ended May 31, 1997 from ATC's branch offices having comparable operations in the three months ended May 31, 1996, when adjusted to eliminate the effect of a large project, remained apporximately the same. Actual comparable revenues decreased 11.3% to $11,864,392 compared with $13,369,254 in the three months ended May 31, 1996 as the prior year revenues includes $1,430,000 from a large government project. Revenues in the three months ended May 31, 1997 attributable to the acquisitions of certain assets of ATEC and 3D totaled $19,509,734.

         Reimbursable costs represent direct project expenses billed to environmental and engineering segment clients. For the three months ended May 31, 1997, reimbursable costs increased 70% to $4,455,833, compared with
$2,621,578 in the three months ended May 31, 1996. Reimbursable costs as a percentage of revenues decreased to 14.2% for the three months ended May 31, 1997 compared with 15.7% in the three months ended May 31, 1996. The reimbursable cost percentage for the prior year was higher than normal due to outside services used to complete the large government project referred to above. Direct project costs were over 40% of this projects revenues. Excluding reimbursable costs of this project, reimbursable costs as a percentage of revenues would have been approximately 13.2%. However, reimbursable costs have averaged 15.4% following the acquisition of ATEC as ATEC's traditional consulting services, consisting of drilling and materials testing and engineering services, utilize higher amounts of outside services and direct project expenses compared to those consulting services being provided prior to the acquisition.

         Gross profit in the three months ended May 31, 1997 increased 68.3% to $12,257,212, compared with $7,282,012 in the three months ended May 31, 1996. Gross margin decreased to 45.5% in the three months ended May 31, 1997, compared with 51.9% in the three months ended May 31, 1996. ATC's gross margin decreased because the gross margin for the first quarter of fiscal 1997 benefited from increased revenue levels and improved employee utilization resulting from the large project above and from work deferred from the fourth quarter of fiscal 1996 which was adversely impacted from severe winter weather conditions. ATC's gross profit margin for the last three quarters of fiscal 1997 averaged 42.6%.

         Operating expenses in the three months ended May 31, 1997 increased 114.5% to $9,854,770, compared with $4,593,232 in the three months ended May 31, 1996. In the first quarter of fiscal 1997, operating expenses as a percentage of net revenues was 32.8% which compares favorably to fiscal 1996 where operating expenses as a percentage of net revenues averaged 36.5%. This improvement was due to the increased net revenue levels caused by the large government project and weather factors referred to above without corresponding increases in fixed and administrative costs. In addition, the acquisition of ATEC completed on March 24, 1996 changed the Company's operating cost structure, further reducing operating expenses as a percentage of net revenues. However, since the ATEC acquisition, the Company has experienced operating cost increases without corresponding net revenue increases. As a result, for the three months ended May 31, 1997 operating expenses as a percentage of net revenues was 36.6%. Of total operating expenses, the largest component is employee payroll and related costs. Employee costs for the three months ended May 31, 1997 were $4,187,830 or 15.6% of net revenues, up from an average of 12.4% for the first three quarters following the ATEC acquisition. Other operating costs have increased including travel, facility, and general administrative costs. Additionally, in the three months ended May 31, 1997, amortization of goodwill and intangibles increased to $425,599, compared with $162,704 in the three months ended May 31, 1996 reflecting the additional goodwill amortization resulting from the ATEC and 3D acquisitions.

         Operating income in the three months ended May 31, 1997 decreased 10.6% to $2,402,442 compared with $2,688,780 in the three months ended May 31, 1996. Operating income decreased as a percentage of net revenues to 8.9% in the three months ended May 31, 1997, compared with 19.2% in the three months ended May 31, 1996.

         Nonoperating expense in the three months ended May 31, 1997 increased to $456,126 compared with nonoperating income of $83,523 in the three months ended May 31, 1996. The change in nonoperating expense (income) is primarily attributable to increased interest expense due to bank debt outstanding during the quarter.

         Income tax expense in the three months ended May 31, 1997 was $770,000, compared with $1,054,000 in the three months ended May 31, 1996. During the three months ended May 31, 1997 and 1996, the Company's effective tax rates were 39.6% and 38.0%, respectively.

         As a result of the foregoing, net income in the three months ended May 31, 1997 decreased 31.5% to $1,176,316, or $.14 per share on a fully diluted basis, compared with $1,718,303 or $0.20 per share on a fully diluted basis, in the three months ended May 31, 1996. The fully diluted weighted average number of shares outstanding decreased 162,348 shares to 8,517,991 shares primarily due to lower common stock equivalents resulting from lower common stock prices off-set by an increase in shares issued from the exercise of options and warrants. Net income decreased as a percentage of net revenues to 4.4% in the three months ended May 31, 1997 compared with 12.3% in the three months ended May 31, 1996.

Liquidity and Capital Resources

     At May 31, 1997, working capital was $32,259,520 compared with working capital of $27,701,694 at February 28, 1997, an increase of $4,557,826. This increase in working capital is primarily a result of increased cash from the issuance of the Senior Secured Notes, increases in accounts receivable and unbilled receivables, offset by increases in accrued payment obligations in connection with the ATEC acquisition. Primarily as a result of the additional purchase consideration incurred in May 1997 in connection with the acquisition of ATEC, the Company's tangible net worth decreased to $2,650,727 at May 31, 1997 from $9,220,043 at February 28, 1997.

         During the three months ended May 31, 1997, net cash flows used in operating activities were $2,196,200 primarily due to the decrease in accounts payable and other liabilities, a portion of which was related to payments of liabilities from acquisitions, and an increase in billed and unbilled receivables. Net cash flows used in investing activities were $2,658,009, resulting from the additional purchase consideration paid for ATEC and purchases of property and equipment. Net cash flows provided by financing activities were $11,057,476, primarily representing the proceeds of the Senior Secured Notes, less repayment of the outstanding bridge credit facility.

         During the three months ended May 31, 1996, net cash flows used in operating activities were $3,557,618, primarily due to the decrease in accounts payable and other liabilities, a portion of which was related to payments of assumed liabilities from acquisitions, and an increase in billed and unbilled receivables. Net cash flows used in investing activities were $12,272,158, resulting from the acquisitions of ATEC and 3D and purchases of property and equipment. Net cash flows provided by financing activities were $9,105,249, primarily representing the proceeds of the bridge credit facility, less payments made on long-term debt and notes payable.

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

Item 2.  Changes in Securities:
         Not Applicable

Item 3.  Defaults Upon Senior Securities:
         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders:
         Not Applicable

Item 5.  Other Information:
         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K:
         (a)      Exhibits:
                  11 - Computation of Earnings Per Share
                         Three months ended May 31, 1997 (Unaudited)

                  27 - Financial Data Schedule
                         May 31, 1997 (Unaudited)

         (b)      Reports on Form 8-K:
                         Not Applicable




                                                            SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ATC GROUP SERVICES INC.
                                           ----------------------
                                                  (Registrant)



  Dated: July 15 1997                      /s/ MORRY F.RUBIN
  -------------------                      ----------------------
                                           MORRY F. RUBIN,
                                           President and Chief Executive Officer

  Dated: July 15, 1997                     /s/ RICHARD L. PRUITT
  --------------------                     ----------------------
                                           RICHARD L. PRUITT,
                                           Vice President and
                                           Principal Accounting Officer

ATC GROUP SERVICES INC. AND SUBSIDIARIES                              EXHIBIT 11

COMPUTATION OF EARNINGS PER SHARE
THREE MONTHS ENDED MAY 31, 1997 (Unaudited)
--------------------------------------------------------------------------------

                                                                                             Three Months Ended May 31,
                                                                                          -------------------------------
                                                                                               1996              1997
                                                                                          -------------     -------------
 Primary earnings per share:
     Weighted average number of shares of common stock outstanding......................      7,788,586         7,801,181

     Additional shares assuming exercise of dilutive stock options and stock warrants...        793,057           599,541
                                                                                          -------------     -------------


       Total average common and common equivalent shares outstanding....................      8,581,643         8,400,722
                                                                                          =============     =============

     Net income.........................................................................  $   1,718,303     $   1,176,316
                                                                                          =============     =============

     Earnings per common and dilutive common equivalent share...........................  $         .20     $         .14
                                                                                          =============     =============


 Fully diluted earnings per share:
     Weighted average number of shares of common stock outstanding......................      7,788,586         7,801,181

     Additional shares assuming exercise of dilutive stock options and stock warrants...        891,753           716,810
                                                                                          -------------     -------------

       Total average common and common equivalent shares outstanding....................      8,680,339         8,517,991
                                                                                          =============     =============

     Net income.........................................................................  $   1,718,303     $   1,176,316
                                                                                          =============     =============

     Earnings per common and dilutive common equivalent share...........................  $         .20     $         .14
                                                                                          =============     =============

ATC GROUP SERVICES INC. AND SUBSIDIARIES                              EXHIBIT 27

FINANCIAL DATA SCHEDULE
MAY 31, 1997 (Unaudited)
--------------------------------------------------------------------------------

                                                                                                                 As of
Item Number                                             Item Description                                     May 31, 1997
                                                                                                        -----------------------

5-02(1)                  Cash and cash items.......................................................... $             8,207,157
5-02(2)                  Marketable securities and short-term investments.............................                       -
5-02(3)a(1)              Notes and accounts receivable - trade........................................              35,752,917
5-02(4)                  Allowances for doubtful accounts.............................................              (1,340,549)
5-02(6)                  Inventory....................................................................                       -
5-02(9)                  Total current assets.........................................................              52,529,316
5-02(13)                 Property, plant and equipment................................................               7,951,380
5-02(14)                 Accumulated depreciation.....................................................               4,178,585
5-02(18)                 Total assets.................................................................             104,222,004
5-02(21)                 Total current liabilities....................................................              20,269,796
5-02(22)                 Bonds mortgages and similar debt.............................................              35,470,096
5-02(28)                 Preferred stock - mandatory redemption.......................................                       -
5-02(29)                 Preferred stock - no mandatory redemption....................................                       -
5-02(30)                 Common stock.................................................................                  78,030
5-02(31)                 Other stockholders' equity...................................................              46,535,043
5-02(32)                 Total liabilities and stockholders' equity...................................             104,222,004


                                                                                                          Three months ended
                                                                                                             May 31, 1997
                                                                                                        -----------------------

5-03(b)1(a)              Net sales of tangible products...............................................$                      -
5-03(b)1                 Total revenues...............................................................              31,374,666
5-03(b)2(a)              Cost of tangible goods sold..................................................                       -
5-03(b)2                 Total costs and expenses applicable to sales and revenues....................              19,117,454
5-03(b)3                 Other costs and expenses.....................................................               9,435,049
5-03(b)5                 Provision for doubtful accounts and notes....................................                 377,439
5-03(b)(8)               Interest and amortization of debt discount...................................                 498,408
5-03(b)(10)              Income before taxes and other items..........................................               1,946,316
5-03(b)(11)              Income tax expense...........................................................                 770,000
5-03(b)(14)              Income continuing operations.................................................               1,176,316
5-03(b)(15)              Discontinued operations......................................................                       -
5-03(b)(17)              Extraordinary items..........................................................                       -
5-03(b)(18)              Cumulative effect - changes in accounting principles.........................                       -
5-03(b)(19)              Net Income...................................................................               1,176,316
5-03(b)(20)              Earning per share - primary..................................................                    .14
5-03(b)(20)              Earnings per share - fully diluted...........................................                    .14

                                        F-19