Form 10-Q
period 1997-08-31
ATC GROUP SERVICES INC /DE/
filed 1997-10-22
CIK 828828

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended August 31, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No




The number of shares outstanding of the Registrant's Common Stock as of October 14, 1997 was 7,807,107.

ATC GROUP SERVICES INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1997
PART I - FINANCIAL INFORMATION:

     Item 1 - Financial Statements:
     Consolidated Balance Sheets
              February 28, 1997 and August 31, 1997 (Unaudited).......................................................    F-3

     Consolidated Statements of Operations
              Three months and six months ended August 31, 1996 and 1997 (Unaudited)..................................    F-4

     Consolidated Statements of Stockholders' Equity
              Six months ended August 31, 1996 and 1997 (Unaudited)...................................................    F-5

     Consolidated Statements of Cash Flows
              Six months ended August 31, 1996 and 1997 (Unaudited)...................................................    F-6

     Notes to Consolidated Financial Statements
              Three months and six months ended August 31, 1997 (Unaudited)...........................................    F-7

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations...................    F-14

PART II - OTHER INFORMATION:

     Items 1-6........................................................................................................    F-18

     Signatures.......................................................................................................    F-20

 Exhibit 11 - Computation of Earnings Per Share
                    Three months and six months ended August 31, 1996 and 1997 (Unaudited)............................    F-21

 Exhibit 27 - Financial Data Schedule
                   August 31, 1997 (Unaudited)........................................................................    F-22


ATC GROUP SERVICES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
FEBRUARY 28, 1997 AND AUGUST 31, 1997 (Unaudited)
-------------------------------------------------------------------------------


                                                                                                February 28,         August 31,
                                                                                                   1997                 1997
                                                                                             ---------------       --------------
ASSETS                                                                                                            (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents........................................................      $      2,003,890      $    7,893,465
     Trade accounts receivable, less allowance for doubtful accounts
       ($1,455,716 at February 28, 1997 and $2,106,863 at August 31, 1997)............            34,406,026          41,600,223
     Costs in excess of billings on uncompleted contracts.............................             5,191,569          10,535,085
     Prepaid expenses and other current assets........................................             2,934,193           3,413,025
     Deferred income taxes ...........................................................               790,400             790,400
     Refundable income taxes..........................................................               118,340                   -
                                                                                            ----------------      --------------
         Total current assets.........................................................            45,444,418          64,232,198

PROPERTY AND EQUIPMENT, Net (Note C)..................................................             3,784,633           5,025,542

GOODWILL, net of accumulated amortization (Note B)
   ($1,478,876 at February 28, 1997 and $2,297,353  at August 31, 1997)...............            35,587,076          45,713,191
COVENANTS NOT TO COMPETE, net of accumulated amortization (Note B)
     ($455,316 at February 28, 1997 and $557,207 at August 31, 1997)..................               632,184             630,293
OTHER ASSETS..........................................................................               845,346           4,228,040
                                                                                             ---------------      --------------
                                                                                             $    86,293,657      $  119,829,264
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term debt..................................................................       $       300,000      $    3,072,219
     Current maturities of long-term debt.............................................             1,986,730           1,601,692
     Accounts payable.................................................................             7,440,024          11,750,239
     Income taxes payable.............................................................                     -             554,241
     Accrued compensation.............................................................             3,789,233           4,877,043
     Accrued payment obligations - ATEC acquisition (Note B)..........................             1,721,594           3,880,285
     Other accrued expenses (Note B)..................................................             2,505,143           3,507,311
                                                                                             ---------------      --------------
         Total current liabilities....................................................            17,742,724          29,243,030

LONG-TERM DEBT, less current maturities...............................................            22,123,344          38,697,491
OTHER LIABILITIES.....................................................................               270,386           3,305,019
DEFERRED INCOME TAXES.................................................................               717,900             717,900
                                                                                            ----------------     ---------------
         Total liabilities............................................................            40,854,354          71,963,440
                                                                                            ----------------     ---------------

COMMITMENTS AND CONTINGENCIES (Notes B and D)

STOCKHOLDERS' EQUITY:
     Common stock, par value $.01 per share; authorized 20,000,000 shares;
       issued and outstanding: 7,800,187 shares at February 28, 1997 and 7,805,407
       shares at August 31, 1997......................................................                78,002              78,054
     Additional paid-in capital.......................................................            28,996,627          28,998,741
     Retained earnings................................................................            16,364,674          18,789,029
                                                                                            ----------------      --------------
         Total stockholders' equity...................................................            45,439,303          47,865,824
                                                                                            ----------------      --------------
                                                                                             $    86,293,657      $  119,829,264
                                                                                             ===============      ==============

See notes to consolidated financial statements.

ATC GROUP SERVICES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED AUGUST 31, 1996 AND 1997 (Unaudited)
--------------------------------------------------------------------------------



                                                            Three Months Ended                     Six Months Ended
                                                              August 31,                              August 31,
                                                        1996               1997               1996                  1997
                                                ----------------- ------------------    ----------------   ----------------
REVENUES ...................................      $    33,922,028    $    34,722,201     $    50,568,011     $   66,096,867
     Reimbursable Costs.....................            5,077,483          5,905,664           7,699,061         10,361,497
                                                ----------------- ------------------    ----------------   ----------------

NET REVENUES   .............................           28,844,545         28,816,537          42,868,950         55,735,370

COST OF NET REVENUES........................           16,314,731         15,751,062          23,057,124         30,412,683
                                                ----------------- ------------------    ----------------   ----------------

         Gross Profit.......................           12,529,814         13,065,475          19,811,826         25,322,687

OPERATING EXPENSE:
     Selling................................              750,818          1,039,462           1,293,400          2,039,457
     General and administration.............            7,660,199          8,951,861          11,578,214         17,429,197
     Provision for bad debts................              208,666            366,945             341,301            744,384
                                                ----------------- ------------------    ----------------   ----------------
                                                        8,619,683         10,358,268          13,212,915         20,213,038
                                                -----------------   ----------------     ---------------    ---------------

         Operating income...................            3,910,131          2,707,207           6,598,911          5,109,649

NONOPERATING EXPENSE (INCOME):
     Interest expense.......................              512,773            763,501             570,099          1,261,909
     Interest income........................              (65,412)           (97,121)           (195,447)          (148,904)
     Other..................................              (22,723)           (22,212)            (33,537)           (12,711)
                                                ----------------- ------------------    ----------------   ----------------
                                                          424,638            644,168             341,115          1,100,294
                                                ----------------- ------------------    ----------------   ----------------

         Income before income taxes.........            3,485,493          2,063,039           6,257,796          4,009,355

INCOME TAX EXPENSE (Note B).................            1,384,000            815,000           2,438,000          1,585,000
                                                ----------------- ------------------    ----------------   ----------------

NET INCOME..................................     $      2,101,493   $      1,248,039     $     3,819,796    $     2,424,355
                                                 ================   ================     ===============    ===============

EARNINGS PER COMMON SHARE
     AND DILUTIVE COMMON
     EQUIVALENT SHARE:
         Primary............................     $           .25    $           .15      $           .45    $           .29
                                                 ===============    ===============     ================    ===============
         Fully diluted......................     $           .25    $           .15      $           .44    $           .28
                                                 ===============    ===============     ================    ===============

WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING:
         Primary............................            8,576,018          8,533,775           8,578,831          8,467,249
                                                 ================   ================    ================    ===============
         Fully diluted......................            8,576,018          8,533,775           8,628,179          8,525,884
                                                 ================   ================    ================    ===============

See notes to consolidated financial statements.

ATC GROUP SERVICES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED AUGUST 31, 1996 AND 1997 (Unaudited)
--------------------------------------------------------------------------------

                                                                                         1996
                                           --------------------------------------------------------------------------------------
                                                                                           Notes
                                                                        Additional      Receivable-
                                                  Common Stock           Paid-in          Common        Retained
                                              Shares         Amount      Capital          Stock         Earnings         Total
                                           ------------  ------------  -------------   ------------   ------------   ------------
BALANCE, February 29, 1996............      7,796,577    $     77,966  $  29,030,189   $    (45,000)  $  10,129,259  $ 39,192,414

Sale of common stock at $2.50 to
  $10.00 per  share, upon exercise of
  stock options and warrants..........          2,980              29         24,376              -               -        24,405
Stock received as consideration for
  sale of  assets.....................        (12,320)           (123)       (51,990)             -         (72,319)     (124,432)
Continuing registration costs applied
  against additional paid-in capital..              -               -        (28,570)             -               -       (28,570)
Other capital transactions............              -               -              -         45,000               -        45,000
Net income............................              -               -              -              -       3,819,796     3,819,796
                                           ------------  ------------  -------------   ------------    ------------   -----------

BALANCE, August 31, 1996..............      7,787,237    $     77,872  $  28,974,005   $          -    $ 13,876,736   $42,928,613
                                           ============  ============  =============   ============    ============   ===========

                                                                                         1997
                                           --------------------------------------------------------------------------------------
                                                                                           Notes
                                                                        Additional      Receivable-
                                                  Common Stock           Paid-in          Common        Retained
                                              Shares         Amount      Capital          Stock         Earnings         Total
                                           ------------  ------------  ------------    ------------   ------------   ------------
BALANCE, February 28, 1997............        7,800,187  $     78,002  $ 28,996,627    $          -   $ 16,364,674   $ 45,439,303

Sale of common stock at $1.88 to
   $10.00 per share, upon exercise of
   stock options and warrants.........            5,220            52        36,098               -              -         36,150
Continuing registration costs applied
   against additional paid-in capital.                -             -       (33,984)              -              -        (33,984)
Net income............................                -             -             -               -      2,424,355      2,424,355
                                           ------------  ------------  ------------    ------------   ------------   ------------
BALANCE, August 31, 1997..............        7,805,407  $     78,054    $28,998,741   $          -   $ 18,789,029   $ 47,865,824
                                           ============  ============  =============   ============   ============   ============

See notes to consolidated financial statements.

ATC GROUP SERVICES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED AUGUST 31, 1996 AND 1997 (Unaudited)
-------------------------------------------------------------------------------


                                                                                                         Six Months Ended
                                                                                                            August 31,
                                                                                                ---------------------------------
                                                                                                     1996               1997
                                                                                                ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..........................................................................       $      3,819,796     $      2,424,355
Adjustments to reconcile net income to net cash from operating activities:..........
   Depreciation and leasehold amortization..........................................                405,074              503,855
   Amortization of goodwill and covenants...........................................                524,795              920,368
   Provision for bad debts..........................................................                341,301              744,384
   Other liabilities................................................................                (85,292)          (1,077,567)
   Changes in operating assets and liabilities, net of amounts acquired in acquisitions:
       Accounts receivable and cost in excess of billings on uncompleted contracts..             (4,042,124)          (5,100,710)
       Prepaid expenses and other assets............................................               (847,080)          (1,149,515)
   Accounts payable and other liabilities...........................................             (6,808,932)             332,285
       Income taxes payable.........................................................                634,069              554,241
                                                                                           ----------------        -------------
         Net cash flows from operating activities...................................             (6,058,393)          (1,848,304)
                                                                                           ----------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of BCM Engineers, Inc...................................................                      -           (5,425,539)
   Purchase of American Testing and Engineering Corp., net of cash acquired.........             (8,965,952)          (2,420,766)
   Purchase of 3D Information Services, Inc., net of cash acquired..................             (2,926,681)                   -
   Purchase of property and equipment...............................................               (783,686)            (667,393)
   Other............................................................................                 16,477               60,302
                                                                                            ---------------         ------------
         Net cash flows from investing activities...................................            (12,659,842)          (8,453,396)
                                                                                            ---------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt and notes payable.......................             20,923,572           38,500,000
   Proceeds from issuance of common stock, net of expenses..........................                 24,405               36,150
   Principal payments on long-term debt and notes payable,
     including capital lease obligations............................................            (12,233,289)         (22,310,891)
   Payments for continuing registration costs.......................................                (28,570)             (33,984)
                                                                                         ------------------      ---------------
         Net cash flows from financing activities...................................              8,686,118           16,191,275
                                                                                           ----------------      ---------------

         Net change in cash and cash equivalents....................................            (10,032,117)           5,889,575

CASH AND CASH EQUIVALENTS, Beginning of period......................................             13,469,443            2,003,890
                                                                                           ----------------       --------------

CASH AND CASH EQUIVALENTS, End of period............................................       $      3,437,326       $    7,893,465
                                                                                           ================       ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for:...............................................................
       Interest.....................................................................       $        527,314       $      577,486
                                                                                           ================       ==============
       Income taxes.................................................................       $      1,803,931       $      489,187
                                                                                           ================       ==============

See notes to consolidated financial statements.

ATC GROUP SERVICES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED AUGUST 31, 1997 (Unaudited)
-------------------------------------------------------------------------------

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

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128, which becomes effective for financial statements of the Company issued for fiscal years ending after December 15, 1997, replaces primary and fully diluted earnings per share, as disclosed under certain pronouncements, with basic and diluted earnings per share. Pro forma basic earnings per share for the three months ended August 31, 1996 and 1997 are $.27 and $.16, respectively. Pro forma diluted earnings per share for the three months ended August 31, 1996 and 1997 are $.25 and $.15, respectively. Pro forma basic earnings per share for the six months ended August 31, 1996 and 1997 are $.49 and $.31, respectively. Pro forma diluted earnings per share for the six months ended August 31, 1996 and 1997 are $.45 and $.29, respectively.

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

Fiscal 1998
         BCM Engineers, Inc. - On August 20, 1997 ATC purchased certain assets and assumed certain liabilities of the environmental consulting and engineering services division of the Smith Technology Corporation ("Smith") which operated primarily as BCM Engineers, Inc. ("BCM"). BCM is a leading municipal water and wastewater environmental engineering firm and provides services in water, resource management, environmental compliance and site investigations, remedial design and engineering, asbestos, and air quality management. BCM serves major industrial clients in the chemical, petrochemical, oil and gas manufacturing, water supply, commercial development and utilities industries from multiple locations in the east and Gulf Coast.


         The purchase price was comprised of the following consideration:
         Amounts paid to seller or to others on behalf of seller:
               Cash..................................................................................     $   5,425,539
               Notes payable.........................................................................         2,950,000
               Less note payable offset..............................................................          (200,000)
         Liabilities assumed:
               Current liabilities...................................................................         2,833,665
               Non current liabilities...............................................................         1,356,151
         Direct expenses related to acquisition......................................................           112,133

                                                                                                           ------------
                                                                                                           $ 12,477,488
                                                                                                           ============

         Notes payable includes a $200,000 note which became due September 20, 1997 and is subject to offset for reductions in net assets and for unrecorded liabilities arising through the closing date of the transaction. The seller has not delivered a final closing balance sheet, however, based on preliminary information available and unrecorded liabilities incurred by the Company, the note is expected to be offset in full. Current liabilities includes an amount equal to the offset.

         An additional note payable in the amount of $2,750,000 is due February 27, 1998 and is subject to offset for uncollected accounts receivable and work in process in excess of recorded reserves and for certain other specified matters.

         The preliminary purchase price allocation is summarized as follows:
         Accounts receivable, net of allowance.......................................................     $   4,710,960
         Work in process.............................................................................         3,684,939
         Other current assets........................................................................             7,357
         Other assets................................................................................         1,327,270
         Covenants not to compete....................................................................           100,000
         Goodwill....................................................................................         2,646,962
                                                                                                           ------------
                                                                                                           $ 12,477,488
                                                                                                           ============

    The preliminary purchase price allocation is subject to change when additional information concerning asset and liability valuations is obtained. Therefore, the final allocation may differ froom the preliminary allocation.

Fiscal 1997
         American Testing and Engineering Corporation - On May 24, 1996 ATC purchased certain assets and assumed certain liabilities of American Testing and Engineering Corporation ("ATEC"), a national environmental consulting firm. ATEC provides environmental engineering and consulting services through a large network of branch and regional offices.

         Under the original purchase agreement, the Company was contingently liable to ATEC for additional purchase consideration up to $10,750,000 if certain conditions were met. The seller since met certain of these contingent consideration requirements in the quarter ended May 31, 1997 and the Company began to amortize the associated goodwill in this period. In addition, in connection with the issuance of the Senior Secured Notes on May 29, 1997, the Company and the seller executed an amendment to the original purchase agreement and agreed to remove or modify the remaining contingent consideration requirements. As a result of the foregoing, the Company paid $2,420,766 on May 30, 1997 and is obligated to make monthly payments through February 1999. The monthly payments due during the next year are included in short-term liabilities. The non-current portion at August 31, 1997 of $1,721,500 is included in Other Liabilities in the accompanying consolidated balance sheet. Additionally, the Company has the option to purchase certain properties from the seller for $1,700,000 in fiscal 2002.


         The  purchase   price  as  amended  was   comprised  of  the  following
consideration:
         Amounts paid to seller and a majority owner:
               Cash..................................................................................    $    9,000,000
               Payment obligations, for property and facility
                  rentals and non-compete consideration..............................................         6,001,000
               Contingent/additional consideration under amended purchase agreement..................         9,049,000
         Liabilities assumed:
               Current liabilities...................................................................        15,731,076
               Bank debt.............................................................................        10,750,000
         Direct expenses related to acquisition......................................................           139,438
                                                                                                          -------------
                                                                                                          $  50,670,514
                                                                                                          =============

         The purchase price allocation reflecting the additional consideration is summarized as follows:

         Accounts receivable and work in process, net of allowances..................................     $  18,957,768
         Other current assets........................................................................         2,023,996
         Other assets................................................................................         1,428,617
         Covenants not to compete....................................................................           430,000
         Goodwill ...................................................................................        27,830,133
                                                                                                          -------------
                                                                                                          $  50,670,514
                                                                                                          =============

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

         Amounts paid to seller:
               Cash..................................................................................       $  3,000,000
               Note payable..........................................................................          2,500,000
         Assumed liabilities.........................................................................            247,905
         Direct expenses related to acquisition......................................................             23,149
                                                                                                            ------------
                                                                                                            $  5,771,054
                                                                                                            ============
         The initial purchase price allocation is summarized as follows:

         Accounts receivable.........................................................................       $  1,163,981
         Work in process.............................................................................            279,047
         Property and equipment......................................................................             77,381
         Other current assets........................................................................             77,560
         Covenant not to compete.....................................................................            100,000
         Goodwill ...................................................................................          4,073,085
                                                                                                            ------------
                                                                                                            $  5,771,054
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

         Amounts paid to seller:
                Cash.................................................................................      $  2,517,949
                Letter of credit, net of imputed interest (Note E)...................................           700,000
                Note payable at 8.75% interest (Note E)..............................................           300,000
         Liabilities assumed.........................................................................           907,884
         Direct expenses related to acquisition......................................................           885,538
                                                                                                           ------------
                                                                                                           $  5,311,371
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

         The purchase price allocation is summarized as follows:
         Costs in excess of billings on uncompleted contracts, net of unrealizable amounts...........     $     620,000
         Property and equipment......................................................................           175,000
         Other assets................................................................................            30,572
         Covenants not to compete....................................................................            37,500
         Goodwill....................................................................................         4,448,299
                                                                                                           ------------
                                                                                                           $  5,311,371
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

         Cash to seller..............................................................................    $      147,546
         Contingent consideration earned to date.....................................................            22,324
         Cash to secured creditors of seller.........................................................           441,514
         Liabilities assumed.........................................................................           225,538
         Direct expenses related to acquisition......................................................            31,246
                                                                                                         --------------
                                                                                                         $      868,168
                                                                                                         ==============
         The purchase price allocation is summarized as follows:

         Accounts receivable ........................................................................    $      474,973
         Property and equipment......................................................................           115,060
         Covenants not to compete....................................................................            30,000
         Goodwill....................................................................................           248,135
                                                                                                         --------------
                                                                                                         $      868,168
                                                                                                         ==============

         Pro Forma Financial Information (Unaudited) - The following unaudited pro forma information sets forth the results of operations of ATC as if ATC's purchase of significant subsidiaries including ATEC and 3D had occurred on March 1, 1996:

                                                                                        PRO FORMA
                                                             ----------------------------------------------------------------
                                                                  Three Months Ended                 Six Months Ended
                                                                      August 31,                        August 31,
                                                             ------------------------------   -------------------------------
                                                                  1996            1997             1996              1997
                                                             --------------  --------------   --------------    -------------
         Revenues.........................................   $   33,922,028  $   34,722,201   $   72,043,995    $  66,096,867
         Net income.......................................   $    2,101,493  $    1,248,039   $    4,944,968    $   2,424,355
         Earnings per share (fully diluted)...............   $          .25  $          .15   $          .57    $         .28
         Weighted average shares (fully diluted)..........        8,576,018       8,533,775        8,628,179        8,525,884

C.  PROPERTY AND EQUIPMENT

         Property and equipment is comprised of the following:
                                                                                            February 28  ,          August 31,
                                                                                                1997                  1997
                                                                                            ---------------      ---------------
         Office equipment.................................................................  $    3,339,049       $    4,035,139
         Laboratory and field equipment...................................................       3,335,721            3,939,400
         Transportation equipment.........................................................         207,857              450,665
         Leasehold improvements...........................................................         849,700            1,041,035
                                                                                            --------------       --------------
                                                                                                 7,732,327            9,466,239
         Less accumulated depreciation....................................................       3,947,694            4,440,697
                                                                                            --------------       --------------
         Property and equipment, net......................................................  $    3,784,633       $    5,025,542
                                                                                            ==============       ==============

D.  CONTINGENCIES

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

         Cambridge Housing Authority v. Con-Test, Inc. and ATC Group Services Inc., Superior Court of Middlesex County, Massachusetts; October 1, 1997. This is a claim for damages in excess of $1,000,000 alleging that Con-Test, Inc. breached its contract with Cambridge Housing Authority and was negligent in performing asbestos survey work preparatory to a housing project re-modernization project. ATC is joined as a party on a successor liability theory, even though the services giving rise to the claim occurred over two years prior to ATC's purchase of business assets from Con-Test. Although ATC has not yet answered the complaint, ATC intends to vigorously defend the claim on the grounds that it is not a successor under any known precedent of Massachusetts law. It is therefore the opinion of the Company that the probability of material loss from this claim is low.

         The Company has been named or has claims pending arising out of the conduct of its business. In the opinion of management, these matters are adequately covered by insurance, are without merit, or are not material.

E.  INDUSTRY SEGMENT DATA

         The Company provides services through its environmental consulting and engineering segment and its information technology consulting segment. Industry segment data is as follows:


                                                   Environmental       Information          Adjustments &
                                                   & Engineering       Technology           Elimination's        Total
                                                   --------------     --------------      ---------------    --------------
Fiscal 1998
         Quarter Ended August 31, 1997

         Revenues...........................       $   32,852,171     $    1,945,894      $      (75,864)    $   34,722,201
         Operating income...................            2,653,929             53,279                   -          2,707,208
         Depreciation and amortization......              253,450             10,825                   -            264,275
         Capital expenditures...............              390,515             20,125                   -            410,640

         Six Months-Ended August 31, 1997

         Revenues...........................       $   62,214,082     $    4,186,193       $    (303,408)    $   66,096,867
         Operating income...................            4,885,372            224,277                   -          5,109,649
         Depreciation and amortization......              484,185             19,670                   -            503,855
         Capital expenditures...............              626,781             40,612                   -            667,393

         Identifiable Assets as of August 31, 1997 $  117,701,868     $    5,363,196       $  (3,235,800)    $  119,829,264
         -----------------------------------------


Fiscal 1997
         Quarter Ended August 31, 1996

         Revenues...........................       $   31,401,790     $    2,520,238       $           -     $   33,922,028
         Operating income...................            3,752,618            157,513                   -          3,910,131
         Depreciation and amortization......              206,175                171                   -            206,346
         Capital expenditures...............              354,251                  -                   -            354,251

         Six Months Ended August 31, 1996

         Revenues...........................       $   47,899,812     $    2,668,199 $                 -     $   50,568,011
         Operating income...................            6,422,882            176,029                   -          6,598,911
         Depreciation and amortization......              400,941              4,133                   -            405,074
         Capital expenditures...............              737,367             46,319                   -            783,686

         Identifiable Assets as of August 31, 1996 $   84,596,463     $    5,903,957        $ (2,000,000)    $   88,500,420
         -----------------------------------------

ATC GROUP SERVICES INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------
Recent Developments

FY 1998
         Acquisition of BCM Engineers, Inc. - On August 20, 1997, ATC purchased certain assets and assumed certain liabilities of the environmental consulting and engineering services division of the Smith Technology Corporation ("Smith") which operated primarily as BCM Engineers, Inc. ("BCM" or the "Engineering Division"). BCM is a leading municipal water and wastewater environmental engineering firm with current operations at multiple locations in the east and Gulf Coast. BCM's other primary service specializations include water resource management, environmental compliance and site investigation, remedial design and engineering, asbestos, and air quality management. BCM serves major industrial clients in the chemical, petrochemical, oil and gas manufacturing, water supply, commercial development and utilities industries among others. For its most recent twelve month period ended July 31, 1997, the Engineering Division had unaudited revenues of $40,531,000 and division operating income before corporate allocations of $3,673,000.

         The acquisition has been accounted for as a purchase. The assets acquired consist of intangible assets including customer contract rights, customer lists, order backlog, patents and the right to the "BCM Engineers Inc." name and tangible assets including trade accounts receivable, work in process, property and equipment, supplies and general records. ATC additionally entered into non-competition agreements with Smith and a major shareholder/officer of Smith. Total consideration paid to the seller for the assets and non-competition agreements totaled $8,375,539 including a $5,425,539 cash payment at closing and short-term notes payable totaling $2,950,000. The notes payable are subject to setoffs for uncollected accounts receivable and work in process, and changes in the net tangible assets through the date of closing. Offsets of $200,000 have been reflected in the accompanying financial statements (Note B). In addition, ATC assumed certain liabilities of Smith of approximately $4,189,816, including, a portion of the trade payables of BCM/Smith, employee obligations and certain other specified liabilities.

Senior Debt Offering and Bank Credit Agreement

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

Prior Year Acquisitions

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

Results of Operations

Three Months Ended August  31, 1997 Compared with
Three Months Ended August 31, 1996
--------------------------------------------------------------------------------
         Revenues in the three months ended August 31, 1997 increased 2.4% to $34,722,201, compared with $33,922,028 in the three months ended August 31, 1996. This increase was primarily attributable to the acquisition of BCM effective August 20, 1997.

         Revenues in the three months ended August 31, 1997 from ATC's branch offices having comparable operations in the three months ended August 31, 1996 remained approximately the same at $33,950,934, compared with $33,922,028 in the three months ended August 31, 1996. Revenues attributable to the acquisition of certain assets of BCM totaled $771,267, or 2.2% of revenues, for the three months ended August 31, 1997.

         Reimbursable costs represent direct project expenses billed to environmental and engineering segment clients. For the three months ended August 31, 1997, reimbursable costs increased 16.3% to $5,905,664 compared with $5,077,483, in the three months ended August 31, 1996. Reimbursable costs as a percentage of revenues increased to 17.0% in the three months ended August 31, 1997 compared with 15.0% in the three months ended August 31, 1996. The Company's environmental management and traditional consulting services, consisting of drilling, materials testing and engineering services represented a larger portion of total revenues and these services utilize higher amounts of outside services and direct project expenses resulting in the higher percentage of reimbursable costs.

         Gross profit in the three months ended August 31, 1997 increased 4.3% to $13,065,475, compared with $12,529,814 in the three months ended August 31, 1996. Gross profit as a percentage of net revenue increased to 45.3% in the three months ended August 31, 1997, compared with 43.4% in the three months ended August 31, 1996. The gross profit percentage increase is due to lower margins in the prior period related to the final project costs incurred to complete a large fixed-price contract which could not be billed to the client, and the impact of lower net revenues in certain regions where costs could not be reduced proportionately.

         Operating expenses in the three months ended August 31, 1997 increased 20.2% to $10,358,268, compared with $8,619,683 in the three months ended August 31, 1996. Operating expenses increased as a percentage of net revenues to 35.9% in the three months ended August 31, 1997, compared with 29.9% in the three months ended August 31, 1996. The increase in operating expenses as a percentage of net revenue is the result of increases in labor, administrative costs and fixed costs while net revenue levels have remained constant. The prior year period results included the initial staffing levels and costs for employees hired from ATEC. The Company had eliminated approximately 13% of ATEC's total labor costs by hiring revenue generating field personnel and minimizing administrative personnel and related costs. However, after the first few months, the Company added higher level administrative employees including corporate and regional financial personnel and sales personnel for its corporate sales programs. In addition, executive and employee compensation levels increased during the latter part of fiscal 1997 and certain additional bonuses to branch personnel were paid during the current quarterly period in excess of amounts previously accrued. As a result of the foregoing, employee costs increased 36.6% to $4,804,677, or 16.7% of net revenues, in the three months ended August 31, 1997 compared with $3,517,889, or 12.2% of net revenues, in the three months ended August 31, 1996. Other increases in operating expenses resulted from legal expenses and administrative expenses resulting from the growth in operations and increased employee levels. Additionally, in the three months ended August 31, 1997, amortization of goodwill and intangibles increased to $494,769, compared with $362,091 in the three months ended August 31, 1996 reflecting the additional goodwill amortization resulting from acquisitions.

         Operating income in the three months ended August 31, 1997 decreased 30.8% to $2,707,207 compared with $3,910,131 in the three months ended August 31, 1996. Operating income decreased as a percentage of net revenues to 9.4% in the three months ended August 31, 1997, compared with 13.6% in the three months ended August 31, 1996.

         Nonoperating expense in the three months ended August 31, 1997 increased to $644,168 compared with $424,638 in the three months ended August 31, 1996. The increase is primarily attributable to increased interest expense on the Senior Secured Notes in excess of bank debt outstanding in the prior period. Increases in interest expense were offset in part by interest income on the net cash proceeds received from the Senior Secured Notes.

         Income tax expense in the three months ended August 31, 1997 was $815,000, compared with $1,384,000 in the three months ended August 31, 1996. During the three months ended August 31, 1997 and 1996, the Company's effective tax rates were 39.5% and 39.7%, respectively.

         As a result of the foregoing, net income in the three months ended August 31, 1997 decreased 40.6% to $1,248,039, or $.15 per share on a fully diluted basis, compared with $2,101,493 or $.25 per share on a fully diluted basis, in the three months ended August 31, 1996. The fully diluted weighted average number of shares outstanding remained approximately the same. Net income decreased as a percentage of net revenues to 4.3% in the three months ended August 31, 1997, compared with 7.3% in the three months ended August 31, 1996.

Six Months Ended August  31, 1997 Compared with Six Months Ended August 31, 1996
--------------------------------------------------------------------------------
         Revenues in the six months ended August 31, 1997 increased 30.7% to $66,096,867, compared with $50,568,011 in the six months ended August 31, 1996. This increase was primarily attributable to the acquisition of BCM effective August 20, 1997 and revenues from the ATEC and 3D acquisitions completed in May 1996.

         Revenues in the six months ended August 31, 1997 from ATC's branch offices having comparable operations in the six months ended August 31, 1996 decreased 3.2% to $45,815,867, compared with $47,318,770 in the six months ended August 31, 1996. (Comparable revenues was based on total revenues less BCM revenues in August 1997, and less estimated revenues of ATEC and 3D for the three months ended May 31 of each fiscal period.) Comparable revenues decreased in part, due to a large project which was completed in the first quarter of the prior year period. Revenues attributable to the acquisition of certain assets of BCM totaled $771,267, or 1.2% of revenues, for the six months ended August 31, 1997.

         Reimbursable costs represent direct project expenses billed to environmental and engineering segment clients. For the three months ended August 31, 1997, reimbursable costs increased 34.6% to $10,361,497 compared with $7,699,061, in the six months ended August 31, 1996. Reimbursable costs as a percentage of revenues increased to 15.7% in the six months ended August 31, 1997 compared with 15.2% in the six months ended August 31, 1996. The Company's environmental management and traditional consulting services, consisting of drilling, materials testing and engineering services represented a larger portion of total revenues and these services utilize higher amounts of outside services and direct project expenses resulting in the higher percentage of reimbursable costs.

         Gross profit in the six months ended August 31, 1997 increased 27.8% to $25,322,687 compared with $19,811,626 in the six months ended August 31, 1996. Gross profit as a percentage of net revenue decreased to 45.4% in the six months ended August 31, 1997, compared with 46.2% in the six months ended August 31, 1996. The gross profit percentage for the prior year period was up slightly due to a highly profitable first quarter which benefited from work previously delayed from adverse winter weather conditions.

         Operating expenses in the six months ended August 31, 1997 increased 53.0% to $20,213,038, compared with $13,212,915 in the six months ended August 31, 1996. Operating expenses increased as a percentage of net revenues to 36.3% in the six months ended August 31, 1997, compared with 30.8% in the six months ended August 31, 1996. The increase in operating expenses as a percentage of net revenue for the current six month period fully reflects the ATEC service mix and integration of its operations including additional labor and administrative costs. The prior year period results included the initial staffing levels and costs for employees hired from ATEC. The Company had eliminated approximately 13% of ATEC's total labor costs by hiring revenue generating field personnel and minimizing administrative personnel and related costs. However, after the first few months, the Company added higher level administrative employees including corporate and regional financial personnel and sales personnel for its corporate sales programs. In addition, executive and employee compensation levels increased during the latter part of fiscal 1997 and certain additional bonuses to branch personnel were paid during the quarterly period ended August 31, 1997 in excess of amounts previously accrued. Employee costs increased 56.8% to $8,992,507, or 16.1% of net revenues, in the six months ended August 31, 1997 compared with $5,736,092, or 13.4% of net revenues, in the six months ended August 31, 1996. These increases in total cost were due to employees hired in connection with the expansion of ATC's operations. Other increases in operating expenses resulted from legal expenses and administrative expenses resulting from the growth in operations and increased employee levels. Additionally, in the six months ended August 31, 1997, amortization of goodwill and intangibles increased to $920,368, compared with $524,795 in the six months ended August 31, 1996 reflecting the additional goodwill amortization resulting from acquisitions.

         Operating income in the six months ended August 31, 1997 decreased 22.6% to $5,109,649, compared with $6,598,911 in the six months ended August 31, 1996. Operating income decreased as a percentage of net revenues to 9.2% in the six months ended August 31, 1997, compared with 15.4% in the six months ended August 31, 1996.

         Nonoperating expense in the six months ended August 31, 1997 increased to $1,100,294 compared with $341,115 in the six months ended August 31, 1996. The increase in nonoperating expense is primarily attributable to increased interest expense due to increased bank debt outstanding since May 1996 when the ATEC and 3D acquisitions were completed, and the issuance of the Senior Secured Notes in May 1997 in excess of previously outstanding bank debt.

         Income tax expense in the six months ended August 31, 1997 was $1,585,000, compared with $2,438,000 in the six months ended August 31, 1996. During the six months ended August 31, 1996 and 1995, the Company's effective tax rates were 39.5% and 39.0%, respectively.

         As a result of the foregoing, net income in the six months ended August 31, 1997 decreased 36.5% to $2,424,355, or $.28 per share on a fully diluted basis, compared with $3,819,796 or $.44 per share on a fully diluted basis, in the six months ended August 31, 1996. The fully diluted weighted average number of shares outstanding decreased to 8,525,884 shares from 8,628,179 shares primarily due to lower average common stock prices and the impact on the number of common stock equivalents. Net income decreased as a percentage of net revenues to 4.3% in the six months ended August 31, 1997, compared with 8.9% in the six months ended August 31, 1996.

Liquidity and Capital Resources

     At August 31, 1997, working capital was $34,989,168 compared with working capital of $27,701,694 at February 28, 1997, an increase of $7,287,474. This increase in working capital is primarily a result of the net proceeds of the Senior Secured Notes after repayment of bank debt and fees, and the purchase of certain assets of BCM including accounts receivable and unbilled receivables. As a result of the Company's acquisition of BCM and additional consideration incurred in connection with the ATEC acquisition, the Company's tangible net worth decreased to $1,522,340 at August 31, 1997 from $9,220,043 at February 29, 1997, primarily as a result of goodwill amounts recognized in connection with these transactions.

     During the six months ended August 31, 1997, net cash flows used in operating activities were $1,848,304, primarily due to the increase in billed and unbilled receivables, and decreases in accounts payable and other liabilities, representing payments of property facility rentals, non-compete consideration and assumed liabilities of ATEC and other acquisitions, and an increase in billed and unbilled receivables. Net cash flows used in investing activities were $8,453,396, resulting from the acquisitions of BCM and ATEC and purchases of property and equipment. Net cash flows provided by financing activities were $16,191,275, primarily representing the proceeds of Senior Secured Notes less repayment of outstanding bank debt and a bank borrowing of $5,500,000 made in the connection with the BCM acquisition.

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

         Management of the Company believes the cash on hand from the issuance of the Senior Secured Notes after repayment of the bridge credit facility, funds available from its unused $15,000,000 bank line of credit and cash provided from operations are adequate to fund current operations including liabilities incurred in connection with the Company's acquisitions of BCM, ATEC and 3D.

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

         Cambridge Housing Authority v. Con-Test, Inc. and ATC Group Services Inc., Superior Court of Middlesex County, Massachusetts; October 1, 1997. This is a claim for damages in excess of $1,000,000 alleging that Con-Test, Inc. breached its contract with Cambridge Housing Authority and was negligent in performing asbestos survey work preparatory to a housing project re-modernization project. ATC is joined as a party on a successor liability theory, even though the services giving rise to the claim occurred over two years prior to ATC's purchase of business assets from Con-Test. Although ATC has not yet answered the complaint, ATC intends to vigorously defend the claim on the grounds that it is not a successor under any known precedent of Massachusetts law. It is therefore the opinion of the Company that the probability of material loss from this claim is low.

Item 2.  Changes in Securities:
         Not Applicable

Item 3.  Defaults Upon Senior Securities:
         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders:
                  On October 10, 1997, the Company held its annual meeting of shareholders at which time the following matters were voted upon by security holders:

         (1) The following individuals were re-elected as directors by the votes indicated.

              Name                         Votes For           Votes Against
              -------------------------    ---------           -------------
              George Rubin                 5,179,723                18,685
              Morry F. Rubin               5,182,063                16,345
              Richard L. Pruitt            5,182,063                16,345
              Richard S. Greenberg, Esq.   5,182,063                16,345
              Julia S. Heckman             5,182,063                16,345

Item 5.  Other Information:
         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K:
         (a)      Exhibits:
                  11 - Computation of Earnings Per Share -
                         Three months and six months ended August 31,1996 and 1997 (Unaudited)

                  27 - Financial Data Schedule
                         August 31, 1997 (Unaudited)

         (b)      Reports on Form 8-K:
                         Not Applicable

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              ATC GROUP SERVICES INC.
                                              -----------------------
                                                    (Registrant)


  Dated:  October 15, 1997                 /s/ MORRY F.RUBIN
  --------------------------               -------------------------------------

                                           MORRY F. RUBIN,
                                           President and Chief Executive Officer


  Dated:  October 15, 1997                 /s/ RICHARD L.  PRUITT
  --------------------------               -------------------------------------
                                           RICHARD L. PRUITT,
                                           Vice President and
                                           Principal Accounting Officer

ATC GROUP SERVICES INC. AND SUBSIDIARIES                              EXHIBIT 11

COMPUTATION OF EARNINGS PER SHARE
THREE MONTHS AND SIX MONTHS ENDED AUGUST 31, 1996 and 1997 (Unaudited)
--------------------------------------------------------------------------------


                                                                                        PRO FORMA
                                                             ----------------------------------------------------------------
                                                                  Three Months Ended                 Six Months Ended
                                                                      August 31,                        August 31,
                                                             ------------------------------   -------------------------------
                                                                  1996            1997             1996              1997
                                                             --------------  --------------   --------------    -------------
Primary Earnings Per Share:
   Weighted average number of shares of
     common stock outstanding..................                   7,785,761      7,804,618         7,787,174        7,802,900

   Additional shares assuming exercise of
     dilutive stock options and stock warrants.                     790,257         729,157          791,657          664,349
                                                             --------------  --------------   --------------    -------------

       Total average common and common
         equivalent shares outstanding.........                   8,576,018       8,533,775        8,578,831        8,467,249
                                                             ==============  ==============   ==============    =============

   Net income..................................              $    2,101,493  $    1,248,039   $    3,819,796    $   2,424,355
                                                             ==============  ==============   ==============    =============

   Earnings per common and dilutive
     common equivalent share...................              $          .25  $          .15   $          .45    $         .29
                                                             ==============  ==============   ==============    =============


Fully Diluted Earnings Per Share:
   Weighted average number of shares of
     common stock outstanding..................                   7,785,761       7,804,618        7,787,174        7,802,900

   Additional shares assuming exercise of
     dilutive stock options and stock warrants.                     790,257         729,157          841,005          722,984
                                                             --------------  --------------   --------------    -------------

       Total average common and common
         equivalent shares outstanding.........                   8,576,018       8,533,775        8,628,179        8,525,884
                                                             ==============  ==============   ==============    =============

   Net income..................................              $    2,101,493  $    1,248,039   $    3,819,796    $   2,424,355
                                                             ==============  ==============   ==============    =============

   Earnings per common and dilutive
     common equivalent share...................              $          .25  $          .15   $          .44    $         .28
                                                             ==============  ==============   ==============    =============

ATC GROUP SERVICES INC. AND SUBSIDIARIES                              EXHIBIT 27

FINANCIAL DATA SCHEDULE
AUGUST 31, 1997 (Unaudited)
--------------------------------------------------------------------------------

                                                                                                                     As of
Item Number                                           Item Description                                          August 31, 1997
                                                                                                                ---------------
5-02(1)             Cash and cash items..................................................................       $    7,893,465
5-02(2)             Marketable securities ...............................................................                    -
5-02(3)(a)(1)       Notes and accounts receivable - trade................................................           43,707,086
5-02(4)             Allowances for doubtful accounts.....................................................            2,106,863
5-02(6)             Inventory............................................................................                    -
5-02(9)             Total current assets.................................................................           61,388,084
5-02(13)            Property, plant and equipment........................................................            9,466,239
5-02(14)            Accumulated depreciation.............................................................            4,440,697
5-02(18)            Total assets.........................................................................          119,829,264
5-02(21)            Total current liabilities............................................................           29,243,030
5-02(22)            Bonds, mortgages and similar debt....................................................           43,371,402
5-02(28)            Preferred stock - mandatory redemption...............................................                    -
5-02(29)            Preferred stock - no mandatory redemption............................................                    -
5-02(30)            Common stock.........................................................................               78,054
5-02(31)            Other stockholders' equity...........................................................           47,787,770
5-02(32)            Total liabilities and stockholders' equity...........................................          119,829,264


                                                                                                                     Six Months
                                                                                                                       Ended
                                                                                                                  August 31, 1997
                                                                                                                 ----------------

5-03(b)1(a)         Net sales of tangible products.......................................................                    -
5-03(b)1            Total revenues.......................................................................           66,096,867
5-03(b)2(a)         Cost of tangible goods sold..........................................................                    -
5-03(b)2            Total costs and expenses applicable to sales and revenues............................           40,774,180
5-03(b)3            Other costs and expenses.............................................................           19,307,039
5-03(b)5            Provision for doubtful accounts and notes............................................              744,384
5-03(b)(8)          Interest and amortization of debt discount...........................................            1,261,909
5-03(b)(10)         Income before taxes and other items..................................................            4,009,355
5-03(b)(11)         Income tax expense...................................................................            1,585,000
5-03(b)(14)         Income/(loss) continuing operations..................................................            2,424,355
5-03(b)(15)         Discontinued operations..............................................................                    -
5-03(b)(17)         Extraordinary items..................................................................                    -
5-03(b)(18)         Cumulative effect - changes in accounting principles.................................                    -
5-03(b)(19)         Net Income...........................................................................            2,424,355
5-03(b)(20)         Earnings per share - primary.........................................................                  .29
5-03(b)(20)         Earnings per share - fully diluted...................................................                  .28