Form 10-Q
period 1997-11-30
ATC GROUP SERVICES INC /DE/
filed 1998-01-14
CIK 828828

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                   ---------

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1997
               ------------------------------------------------

                                       OR

          [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 1-10583
                                                -------

                            ATC GROUP SERVICES INC.
                            -----------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                                      46-0399408
------------------------------------------           ---------------------------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)


    104 EAST 25TH STREET, 10TH FLOOR
          NEW YORK, NEW YORK                                    10010
------------------------------------------           ---------------------------
 (Address of principal executive offices)                     (Zip Code)


      Registrant's telephone number, including area code:  (212) 353-8280
                                                           --------------


                                     NONE
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ___
                                         -

The number of shares outstanding of the Registrant's Common Stock as of January 12, 1998 was 7,942,327.

================================================================================

ATC GROUP SERVICES INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1997

-------------------------------------------------------------------------------------------------------------------

                                                                                                      Page
                                                                                                      ----
PART I - FINANCIAL INFORMATION:

  Item 1 - Financial Statements:

        Consolidated Balance Sheets
         February 28, 1997 and November 30, 1997 (Uaudited).........................................  F-3

        Consolidated Statements of Operations
         Three months and nine months ended November 30, 1996 and 1997 (Unaudited)..................  F-4

        Consolidated Statements of Stockholders' Equity
         Nine months ended November 30, 1996 and 1997 (Unaudited)...................................  F-5

        Consolidated Statements of Cash Flows
         Nine months ended November 30, 1996 and 1997 (Unaudited)...................................  F-6

        Notes to Consolidated Financial Statements
         Three months and nine months ended November 30, 1997 (Unaudited)...........................  F-7

  Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations....  F-14

PART II - OTHER INFORMATION:

  Items 1-6.........................................................................................  F-21

  Signatures........................................................................................  F-24

  Exhibit 11 - Computation of Earnings Per Share
          Three months and nine months ended November 30, 1996 and 1997 (Unaudited).................  F-25

  Exhibit 27 - Financial Data Schedule
          November 30, 1997 (Unaudited).............................................................  F-26

ATC GROUP SERVICES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
FEBRUARY 28, 1997 AND NOVEMBER 30, 1997 (Unaudited)
-------------------------------------------------------------------------------


                                                                                  February 28,    November 30,
                                                                                      1997           1997
                                                                                  -------------  -------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents.....................................................   $ 2,003,890    $  5,839,819
  Trade accounts receivable, less allowance for doubtful accounts
         ($1,455,716 at February 28, 1997 and $2,464,031 at November 30, 1997)..    34,406,026      42,507,431
  Costs in excess of billings on uncompleted contracts..........................     5,191,569       9,291,883
  Prepaid expenses and other current assets.....................................     2,934,193       2,308,060
  Deferred income taxes.........................................................       790,400         790,400
  Refundable income taxes.......................................................       118,340               -
                                                                                   -----------    ------------
     Total current assets.......................................................    45,444,418      60,737,593

PROPERTY AND EQUIPMENT, Net (Note D)............................................     3,784,633       5,633,719

GOODWILL, net of accumulated amortization (Note C)
 ($1,478,876 at February 28, 1997 and $2,709,740 at November 30, 1997)..........    35,587,076      48,340,578
COVENANTS NOT TO COMPETE, net of accumulated amortization (Note C)
  ($455,316 at February 28, 1997 and $614,750 at November 30, 1997).............       632,184         622,750
OTHER ASSETS....................................................................       845,346       2,210,275
                                                                                   -----------    ------------
                                                                                   $86,293,657    $117,544,915
                                                                                   ===========    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Short-term debt...............................................................   $   300,000    $  2,449,748
  Current maturities of long-term debt..........................................     1,986,730       1,343,007
  Accounts payable..............................................................     7,440,024       7,355,315
  Income taxes payable..........................................................             -         887,673
  Accrued compensation..........................................................     3,789,233       5,832,039
  Accrued payment obligations - ATEC acquisition (Note C).......................     1,721,594       1,748,500
  Other accrued expenses (Note C)...............................................     2,505,143       3,049,780
                                                                                   -----------    ------------
     Total current liabilities..................................................    17,742,724      22,666,062

LONG-TERM DEBT, less current maturities.........................................    22,123,344      42,153,196
OTHER LIABILITIES...............................................................       270,386       2,364,618
DEFERRED INCOME TAXES...........................................................       717,900         717,900
                                                                                   -----------    ------------
     Total liabilities..........................................................    40,854,354      67,901,776
                                                                                   -----------    ------------

COMMITMENTS AND CONTINGENCIES (Notes B, C and E)

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share; authorized 20,000,000 shares;
   issued and outstanding: 7,800,187 shares at February 28, 1997 and 7,930,107
   shares at November 30, 1997..................................................        78,002          79,301
  Additional paid-in capital....................................................    28,996,627      29,595,099
  Retained earnings.............................................................    16,364,674      19,968,739
                                                                                   -----------    ------------
     Total stockholders' equity.................................................    45,439,303      49,643,139
                                                                                   -----------    ------------
                                                                                   $86,293,657    $117,544,915
                                                                                   ===========    ============

See notes to consolidated financial statements.

ATC GROUP SERVICES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 30, 1996 AND 1997 (Unaudited)
--------------------------------------------------------------------------------

                                               Three Months Ended                       Nine Months Ended
                                                   November 30,                            November 30,
                                        --------------------------------        --------------------------------
                                             1996              1997                  1996              1997
                                        --------------    --------------        --------------    --------------
REVENUES.............................   $  32,848,840     $  38,166,478         $  83,416,851     $ 104,263,345
  Reimbursable Costs.................       5,655,772         5,512,841            13,354,833        15,874,338
                                        -------------     -------------         -------------     -------------

NET REVENUES.........................      27,193,068        32,653,637            70,062,018        88,389,007

COST OF NET REVENUES.................      15,905,505        17,527,861            38,962,629        47,940,544
                                        -------------     -------------         -------------     -------------

     Gross Profit....................      11,287,563        15,125,776            31,099,389        40,448,463



OPERATING EXPENSE:
  Selling............................         887,098         1,186,936             2,180,498         3,226,393
  General and administration.........       7,201,702        10,647,993            18,779,916        28,077,190
  Provision for bad debts............         283,680           416,145               624,981         1,160,529
                                        -------------     -------------         -------------     -------------
                                            8,372,480        12,251,074            21,585,395        32,464,112
                                        -------------     -------------         -------------     -------------

     Operating income................       2,915,083         2,874,702             9,513,994         7,984,351

NONOPERATING EXPENSE (INCOME):
  Interest expense...................         510,118           901,639             1,080,217         2,163,548
  Interest income....................         (25,668)          (15,960)             (221,115)         (164,864)
  Other..............................          (2,645)          (31,687)              (36,182)          (44,398)
                                        -------------     -------------         -------------     -------------
                                              481,805           853,992               822,920         1,954,286
                                        -------------     -------------         -------------     -------------

     Income before income taxes......       2,433,278         2,020,710             8,691,074         6,030,065

INCOME TAX EXPENSE...................         927,000           841,000             3,365,000         2,426,000
                                        -------------     -------------         -------------     -------------

NET INCOME...........................   $   1,506,278     $   1,179,710         $   5,326,074     $   3,604,065
                                        =============     =============         =============     =============

EARNINGS PER COMMON SHARE
  AND DILUTIVE COMMON
  EQUIVALENT SHARE:
     Primary.........................   $         .18     $         .14         $         .62     $         .42
                                        =============     =============         =============     =============
     Fully diluted...................   $         .18     $         .14         $         .62     $         .42
                                        =============     =============         =============     =============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:
     Primary.........................       8,454,151         8,574,553             8,537,271         8,503,018
                                        =============     =============         =============     =============
     Fully diluted...................       8,454,151         8,592,981             8,570,170         8,548,252
                                        =============     =============         =============     =============

See notes to consolidated financial statements.

ATC GROUP SERVICES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED NOVEMBER 30, 1996 AND 1997 (Unaudited)
--------------------------------------------------------------------------------

                                                                            1996
                                         ---------------------------------------------------------------------------

                                                                                NOTES
                                             COMMON STOCK        ADDITIONAL   RECEIVABLE-
                                             ------------         PAID-IN       COMMON      RETAINED
                                           SHARES     AMOUNT      CAPITAL       STOCK       EARNINGS       TOTAL
                                         ----------  ---------  ------------  ----------  ------------  ------------
BALANCE, February 29, 1996.............  7,796,577    $77,966   $29,030,189    $(45,000)  $10,129,259   $39,192,414

Sale of common stock at $2.50 to
 $10.00 per  share, upon exercise of
 stock options and warrants............     13,680        136        69,202           -             -        69,338
Stock received as consideration for
 sale of  assets.......................    (12,320)      (123)      (51,990)          -       (72,319)     (124,432)
Continuing registration costs applied
 against additional paid-in capital....          -          -       (28,570)          -             -       (28,570)
Other capital transactions.............          -          -             -      45,000             -        45,000
Net income.............................          -          -             -           -     5,326,074     5,326,074
                                         ---------   --------   -----------   ---------   -----------   -----------

BALANCE, November 30, 1996.............  7,797,937    $77,979   $29,018,831    $      -   $15,383,014   $44,479,824
                                         =========   ========   ===========   =========   ===========   ===========


                                                                            1997
                                         ---------------------------------------------------------------------------

                                                                                 NOTES
                                             COMMON STOCK        ADDITIONAL    RECEIVABLE-
                                             ------------         PAID-IN       COMMON      RETAINED
                                           SHARES     AMOUNT      CAPITAL       STOCK       EARNINGS       TOTAL
                                         ----------  ---------  ------------  ----------  ------------  ------------
BALANCE, February 28, 1997.............  7,800,187    $78,002   $28,996,627    $      -   $16,364,674   $45,439,303

Sale of common stock at $1.88 to
  $10.00 per share, upon exercise of
  stock options and warrants...........     96,920        969       288,973           -             -       289,942
Issuance of common stock in connection
  with the acquisition of Bing Yen &
  Associates, Inc......................     33,000        330       364,733           -             -       365,063
Continuing registration costs applied
  against additional paid-in capital...          -          -       (55,234)          -             -       (55,234)
Net income.............................          -          -             -           -     3,604,065     3,604,065
                                         ---------   --------   -----------   ---------   -----------   -----------

BALANCE, November 30, 1997.............  7,930,107    $79,301   $29,595,099    $      -   $19,968,739   $49,643,139
                                         =========   ========   ===========   =========   ===========   ===========

See notes to consolidated financial statements.

ATC GROUP SERVICES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED NOVEMBER 30, 1996 AND 1997 (Unaudited)
--------------------------------------------------------------------------------


                                                                                                   Nine Months Ended
                                                                                                     November 30,
                                                                                            -------------------------------
                                                                                                 1996             1997
                                                                                            -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.....................................................................             $  5,326,074       $  3,604,065
Adjustments to reconcile net income to net cash from operating activities:
  Depreciation and leasehold amortization......................................                  642,779            888,629
  Amortization of goodwill and covenants.......................................                  887,305          1,392,196
  Provision for bad debts......................................................                  624,981          1,160,529
  Other liabilities............................................................                (130,586)         <2,230,060>
  Changes in operating assets and liabilities, net of amounts acquired in acquisitions:
    Accounts receivable and cost in excess of billings on uncompleted
    contracts..................................................................               (5,400,578)        (2,725,157)
    Prepaid expenses and other assets..........................................                 (448,876)         1,990,786
    Accounts payable and other liabilities.....................................               (7,316,178)        (6,513,985)
    Income taxes payable.......................................................                  225,455            887,673
                                                                                           -------------       ------------
     Net cash flows from operating activities..................................               (5,589,624)        <1,545,322>
                                                                                           -------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of BCM Engineers, Inc., net, of cash acquired.......................                        -         (5,425,539)
  Purchase of Bing Yen & Associates, net of cash acquired......................                        -         (2,093,122)
  Purchase of Environment Warranty Inc, net cash acquired......................                        -             19,350
  Purchase of American Testing and Engineering Corp., net of cash acquired.....               (8,965,952)        (2,420,766)
  Purchase of 3D Information Services, Inc., net of cash acquired..............               (2,926,681)                 -
  Purchase of property and equipment...........................................               (1,123,416)        <1,502,618>
  Other........................................................................                   (1,353)            91,887
                                                                                           -------------       ------------
     Net cash flows from investing activities..................................              (13,017,402)       (11,330,808)
                                                                                           -------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt and notes payable...................               21,403,572         41,100,000
  Proceeds from issuance of common stock, net of expenses......................                   69,338            289,942
  Principal payments on long-term debt and notes payable,
    including capital lease obligations........................................              (13,592,048)       (24,622,649)
  Payments for continuing registration costs...................................                  (28,570)           (55,234)
                                                                                           -------------       ------------
     Net cash flows from financing activities..................................                7,852,292         16,712,059
                                                                                           -------------       ------------

     Net change in cash and cash equivalents...................................               10,754,734          3,835,929
                                                                                           -------------       ------------
CASH AND CASH EQUIVALENTS, Beginning of period.................................               13,469,443          2,003,890
                                                                                           -------------       ------------
CASH AND CASH EQUIVALENTS, End of period.......................................            $   2,714,709       $  5,839,819
                                                                                           =============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments for:
   Interest....................................................................            $    967,711         $   744,534
                                                                                          =============        ============
   Income taxes................................................................            $  3,139,546         $ 1,753,267
                                                                                          =============        ============

See notes to consolidated financial statements.

ATC GROUP SERVICES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 30, 1997 (Unaudited)
--------------------------------------------------------------------------------
A. GENERAL

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

     NATURE OF BUSINESS - ATC is a national business services firm providing technical and project management services relating to environmental consulting (the "environmental consulting and engineering" segment) and information technology consulting services (the "information technology consulting" segment). The Company's environmental consulting and engineering segment provides environmental engineering and consulting services including environmental assessments, industrial hygiene, water and wastewater management and lead services; construction materials testing and engineering services; and related services and products including environmental laboratory analytical services, environment insurance products, building surveys and construction management. The Company's information technology consulting segment provides highly-trained technical personnel to supplement client's staffing for analysis, design and system programming services to assist clients in building new or modifying existing computer systems. This business unit also provides internet/intranet application development, outsourcing and environmental information management services.

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

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128, which becomes effective for financial statements of the Company issued for fiscal years ending after December 15, 1997, replaces primary and fully diluted earnings per share, as disclosed under certain pronouncements, with basic and diluted earnings per share. Pro forma basic earnings per share for the three months ended November 30, 1996 and 1997 are $.19 and .15 respectively. Pro forma diluted earnings per share for the three months ended November 30, 1996 and 1997 are $.18 and $.14, respectively. Pro forma basic earnings per share for the nine months ended November 30, 1996 and 1997 are $.68 and $.46, respectively. Pro forma diluted earnings per share for the nine months ended November 30, 1996 and 1997 are $.65 and $.44, respectively.

     RECLASSIFICATIONS - Certain reclassifications have been made to the prior period's financial statements to conform to the current years presentation.

B.   MERGER, NOTE OFFERING AND TENDER OFFER TRANSACTION

     The Company has entered into a Merger Agreement with Acquisition Corp ("the Issuer") and its parent, Acquisition Holdings, Inc. ("Holdings") a corporation owned by affiliates of Weiss, Peck & Greer, L.L.C. ("Weiss Peck"), dated November 26, 1997 (the "Merger Agreement").

     Pursuant to the Merger Agreement, the Issuer has offered (the "Tender Offer") to purchase all the issued and outstanding shares of the Company's Common Stock, at a price of $12.00 per share, subject to the terms and conditions of an Offer to Purchase dated December 4, 1997. The Issuer will issue $100,000,000 aggregate principal amount of Senior Subordinated Notes (the "Notes") to fund the purchase of the Company's Common Stock in the Tender Offer. The Merger Agreement provides that, as soon as is practicable after the purchase of at least 50.1% of the Common Stock in the Tender Offer and the satisfaction of conditions contained therein, the Issuer will be merged into ATC, with ATC as the surviving corporation (the "Merger").

     The Company and the holders of the Company's 8.18% Senior Secured Notes have entered into a waiver and prepayment agreement (the "Waiver and Prepayment Agreement") in connection with the consummation of the transactions contemplated by the Merger Agreement. Pursuant to the Waiver and Prepayment Agreement, the noteholders agreed to waive certain mandatory prepayment provisions including:
(i) notice regarding a change of control until such time as more than 50% of the outstanding shares have been accepted for payment by the Issuer in connection with the Tender Offer and (ii) their right to demand prepayment upon the date (the "Prepayment Date") which is prior to the earlier of (x) the effective date of the Merger and (y) the date any event of default occurs as a result of the Tender Offer, the Merger or any of the transactions contemplated by the Merger Agreement.

     The Company, the agent and lenders under its existing credit agreement have entered into a consent and waiver (the "Consent and Waiver") in connection with the consummation of the transactions contemplated by the Merger Agreement. The execution of the Consent and Waiver was necessary because the acquisition by the Issuer of more than 50% of the outstanding Common Stock of the Company in connection with the Tender Offer constitutes an event of default under the existing credit facility. The Consent and Waiver provides that the agent and the lenders (i) consent to the acquisition of shares by the Issuer and (ii) waive, until the earlier of (x) the date on which the Merger is consummated and (y) the date which is nine months from the issuer date of the Notes, such event of default.

C.   BUSINESS ACQUISITIONS

     Business Acquisitions - The following acquisitions have been accounted for as purchases. The acquired company's assets and liabilities are included in the accompanying consolidated balance sheets at fair value at the date of purchase. The acquired company's operations subsequent to the acquisition are included in the accompanying consolidated statements of operations. The preliminary purchase price allocation for the fiscal 1998 acquisitions are subject to change when additional information concerning asset and liability valuations is obtained. Therefore, the final allocation may differ from the preliminary allocation.

Fiscal 1998
-----------
     Bing Yen & Associates, Inc. - On November 26, 1997 ATC purchased all of the outstanding stock of Bing Yen & Associates, Inc. ("Bing Yen"). Bing Yen provides geotechnical and structural forensic Services to a wide variety of clients in the western United States and is located in Tustin, California.

     The purchase price was comprised of the following consideration:

     Amounts paid to seller:
        Cash........................................................ $ 2,200,000
        Note payable at 8% due January 2, 1998......................     550,000
        Notes payable at 8% due in three annual
          installments commencing January 1999......................   1,150,000
                                                                     -----------
                                                                       3,900,000
     Liabilities assumed:
       Current liabilities..........................................     313,254
     Direct expenses of transaction.................................      50,000
                                                                     -----------
                                                                       4,263,254
                                                                     ===========

     In addition, a maximum aggregate principal amount of $1,500,000 in unsecured contingent achievement promissory notes will be issued if certain minimum net revenue levels are achieved, resulting in a maximum total consideration to seller of $5,400,000.

     The notes payable of $1,150,000 are subject to setoffs if actual net assets as of the closing date are below warranted amounts, for trade receivables not collected within one year of the closing date and under certain other specified conditions.

     The preliminary purchase price allocation is as follows:

     Cash.......................................................... $   163,680
     Accounts receivable - net.....................................   2,292,191
     Work in process...............................................       5,122
     Prepaid expense...............................................      10,746
     Property and equipment........................................     142,241
     Covenant not to compete.......................................      50,000
     Goodwill......................................................   1,595,324
     Other assets..................................................       3,950
                                                                    -----------
                                                                    $ 4,263,254
                                                                    ===========

     Environmental Warranty, Inc. - On November 4, 1997, ATC purchased 90.1% of the outstanding stock of Environmental Warranty, Inc. ("E.W.I."), a property and casualty insurance brokerage firm specializing in environmental insurance products.

     The purchase price was comprised of the following consideration:

     Amounts paid to sellers:
       Cash........................................................ $   150,000
       Notes payable, net of imputed interest at 8.0%..............     582,424
       Payment commitments.........................................     275,000
       ATC Common Stock (33,000 shares)............................     365,062
                                                                    -----------
                                                                      1,372,486
     Liabilities assumed:
        Current liabilities........................................     314,811
     Direct expenses of transaction................................      25,000
                                                                    -----------
                                                                    $ 1,712,297
                                                                    ===========

     The notes payable are due in three annual installments commencing November 1998 and are subject to certain setoffs. The payment commitments are also due in three installments commencing November 1999. ATC issued 33,000 shares of restricted common stock valued at 11 1/16 per share.

     The preliminary purchaser price allocation is as follows:

     Cash and equivalents.......................................... $   169,350
     Receivables...................................................     158,391
     Prepaid and other current assets..............................       2,875
     Property and other............................................      15,384
     Goodwill......................................................   1,366,297
                                                                    -----------
                                                                    $ 1,712,297
                                                                    ===========

     BCM Engineers, Inc. - On August 20, 1997 ATC purchased certain assets and assumed certain liabilities of the environmental consulting and engineering services division of the Smith Technology Corporation which operated primarily as BCM Engineers, Inc. ("BCM"). BCM is a leading municipal water and wastewater environmental engineering firm and provides services in water, resource management, environmental compliance and site investigations, remedial design and engineering, asbestos, and air quality management. BCM serves major industrial clients in the chemical, petrochemical, oil and gas manufacturing, water supply, commercial development and utilities industries from multiple locations in the east and Gulf Coast.

     The purchase price was comprised of the following consideration:

     Amounts paid to seller or to others on behalf of seller:
        Cash....................................................... $ 5,425,539
        Notes payable..............................................   2,950,000
        Less note payable offset...................................    (200,000)
     Liabilities assumed:
        Current liabilities........................................   2,833,665
        Non current liabilities....................................   1,356,151
     Direct expenses related to acquisition........................     112,133
                                                                    -----------
                                                                    $12,477,488
                                                                    ===========

     Notes payable includes a $200,000 note which became due September 20, 1997 and is subject to offset for reductions in net assets and for unrecorded liabilities arising through the closing date of the transaction. Based on the closing balance sheet provided by the Seller, the Company will offset the $200,000 in full. In addition, based on unrealized work in process warranted by the seller, an additional offset of $1,172,471 has been reflected as an offset to short term debt in the accompanying consolidated balance sheet.

     The preliminary purchase price allocation is summarized as follows:

     Accounts receivable, net of allowance......................... $ 4,710,960
     Work in process...............................................   3,684,939
     Other current assets..........................................       7,357
     Other assets..................................................   1,327,270
     Covenants not to compete......................................     100,000
     Goodwill......................................................   2,646,962
                                                                    -----------
                                                                    $12,477,488
                                                                    ===========

Fiscal 1997
-----------
     American Testing and Engineering Corporation - On May 24, 1996 ATC purchased certain assets and assumed certain liabilities of American Testing and Engineering Corporation ("ATEC"), a national environmental consulting firm. ATEC provides environmental engineering and consulting services through a large network of branch and regional offices.

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

     The purchase price as amended was comprised of the following consideration:

     Amounts paid to seller and a majority owner:
        Cash.....................................................    $ 9,000,000
        Payment obligations, for property and facility
          rentals and non-compete consideration..................      6,001,000
        Contingent/additional consideration under
          amended purchase agreement.............................      9,049,000
     Liabilities assumed:
        Current liabilities......................................     15,731,076
        Bank debt................................................     10,750,000
     Direct expenses related to acquisition......................        139,438
                                                                     -----------
                                                                     $50,670,514
                                                                     ===========

     The purchase price allocation reflecting the additional consideration is summarized as follows:

     Accounts receivable and work in process,
       net of allowances........................................    $18,957,768
     Other current assets.......................................      2,023,996
     Other assets...............................................      1,428,617
     Covenants not to compete...................................        430,000
     Goodwill...................................................     27,830,133
                                                                   ------------
                                                                    $50,670,514
                                                                   ============

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

     Amounts paid to seller:

        Cash...................................................      $ 3,000,000
        Note payable...........................................        2,500,000
     Assumed liabilities.......................................          247,905
     Direct expenses related to acquisition....................           23,149
                                                                     -----------
                                                                     $ 5,771,054
                                                                     ===========

     The initial purchase price allocation is summarized as follows:

     Accounts receivable.......................................      $ 1,163,981
     Work in process...........................................          279,047
     Property and equipment....................................           77,381
     Other current assets......................................           77,560
     Covenant not to compete...................................          100,000
     Goodwill..................................................        4,073,085
                                                                     -----------
                                                                     $ 5,771,054
                                                                     ===========

Fiscal 1996
-----------

     Hill Businesses - In November 1995, ATC purchased certain assets and assumed certain liabilities of Kaselaan & D'Angelo Associates, Inc., Hill Environmental, Inc. (formerly the environmental division of Gibbs & Hill, Inc.) and Particle Diagnostics, Inc., wholly owned subsidiaries of Hill International Inc. (collectively the "Hill Businesses").

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

     Amounts paid to seller:
       Cash....................................................      $ 2,517,949
       Letter of credit, net of imputed interest (Note E)......          700,000
       Note payable at 8.75% interest (Note E).................          300,000
     Liabilities assumed.......................................          907,884
     Direct expenses related to acquisition....................          885,538
                                                                     -----------
                                                                     $ 5,311,371
                                                                     ===========

     Direct expenses related to acquisition includes costs incurred in order to obtain proper title to the assets from Sellers bank as described further in Note
D. In addition, the Company issued to certain selling shareholders, 50,000 stock options to purchase restricted common stock at $13.875 per share as consideration for non compete agreements.

     The purchase price allocation is summarized as follows:

     Costs in excess of billings on uncompleted contracts,
       net of unrealizable amounts............................       $   620,000
     Property and equipment...................................           175,000
     Other assets.............................................            30,572
     Covenants not to compete.................................            37,500
     Goodwill.................................................         4,448,299
                                                                     -----------
                                                                     $ 5,311,371
                                                                     ===========

     The Company is contingently liable to reimburse up to $150,000 of certain facility lease costs if incurred by Hill International, Inc. The payment of the contingent liability, which the Seller claims is now due, certain other liabilities and the $300,000 note is being withheld pending the outcome of the litigation (Note D).

     Applied Geosciences Inc. - Effective February 29, 1996, ATC purchased certain assets and assumed certain liabilities of Applied Geosciences Inc. ("AGI"), a California based environmental consulting company having offices in San Diego, Tustin and San Jose, California. The purchase price was comprised of the following consideration. In addition, AGI will receive contingent consideration of up to $190,000 subject to actual collections of the purchased trade receivables in excess of a minimum amount established under the agreements. As of February 28, 1997 $22,324 of contingent consideration had been earned and paid.

     Amount paid to seller or on behalf of seller:
            Cash to seller.........................................  $147,546
            Contingent consideration earned to date................    22,324
            Cash to secured creditors of seller....................   441,514
     Liabilities assumed...........................................   225,538
     Direct expenses related to acquisition........................    31,246
                                                                     --------
                                                                     $868,168
                                                                     ========

     The purchase price allocation is summarized as follows:

     Accounts receivable..........................................   $474,973
     Property and equipment........................................   115,060
     Covenants not to compete......................................    30,000
     Goodwill......................................................   248,135
                                                                     --------
                                                                     $868,168
                                                                     ========

     PRO FORMA FINANCIAL INFORMATION (UNAUDITED) - The following unaudited pro forma information sets forth the results of operations of ATC as if ATC's purchase of significant subsidiaries including ATEC and 3D had occurred on March 1, 1996:

                                                                          PRO FORMA
                                                                 -----------------------------
                                                                      Nine Months Ended
                                                                         November 30,
                                                                 -----------------------------
                                                                      1996             1997
                                                                 -------------    ------------
     Revenues................................................... $ 101,538,984    $ 104,263,345
     Net income................................................. $   6,223,528    $   3,604,065
     Earnings per share (fully diluted)......................... $         .73    $         .42
     Weighted average shares (fully diluted)....................     8,570,170        8,548,252

D.  PROPERTY AND EQUIPMENT

     Property and equipment is comprised of the following:

                                                                  February 28,     November 30,
                                                                      1997             1997
                                                                  ------------     ------------
     Office equipment........................................... $   3,339,049    $   4,867,987
     Laboratory and field equipment.............................     3,335,721        3,949,395
     Transportation equipment...................................       207,857          542,139
     Leasehold improvements.....................................       849,700        1,078,240
                                                                 -------------    -------------
                                                                     7,732,327       10,437,761
     Less accumulated depreciation..............................     3,947,694        4,804,042
                                                                 -------------    -------------
     Property and equipment, net................................ $   3,784,633    $   5,633,719
                                                                 =============    =============

E.  CONTINGENCIES

     Executives Bonus Dispute - Two executives of the Company have
     ------------------------
indicated commitments for discretionary bonuses were made to them totalling $1.1 million. They claim bonuses were to consist of approximately $300,000 of cash and $800,000 from the issuance of stock and stock options having exercise prices below market trading prices. They claim commitments were made pursuant to an oral agreement. The Company had discussions and negotiations concerning the possibility of such bonuses, but no final determination had been made and no bonus arrangements were presented to or approved by the Company's compensation committee. If the pending Transactions are consummated, the Issuer's Board of Directors, who have indicated their approval of such amounts, would become members of the Company's Board of Directors, along with the executives making the claim. Accordingly, the Company expects to record a charge against earnings of approximately $1.1 million in the fourth quarter ending February 28, 1998.

     First Fidelity Bank, N.A., et al v. Hill International, Inc. et al,
     -----------------------------------------------------------
Superior Court of New Jersey, Law Division, Burlington County, Docket No. Bur-L-03400-95, filed December 19, 1995. Irvin E. Richter, et al v. ATC Group Services Inc., et al, United States District Court, District of New Jersey, Civ. No. 96 CV 5818 (JBS) filed December 6, 1996. On December 19, 1995, a second amended complaint was filed in the above-entitled action which joined the Company as a defendant and included a count against the Company seeking recovery of certain assets purchased from Hill International, Inc. ("Hill") on the grounds that plaintiff banks hold security interests in the assets and that Hill is in default under the security agreement creating such alleged security interests. The original plaintiffs in this action were First Fidelity Bank, N.A. and United Jersey Bank, N.A. The primary defendants were Hill and certain of its subsidiaries, and Irvin Richter, David Richter, Janice Richter and William Doyle. Irvin Richter and David Richter are officers and stockholders of Hill.
In April 1996, the Company filed a cross-claim against Hill, Irvin Richter and David Richter alleging breach of contract, fraud, among other allegations and seeking unspecified damages, including punitive damages and equitable relief.
In August, 1996, Hill and the Richters filed an answer denying ATC's cross claims, a cross-claim against ATC and a third party claim against certain members of ATC's management and an employee. The cross claim and third party claim seek unspecified damages, including punitive damages, for defamation, breach of the Richters' non-competition agreements and securities fraud. The defamation claim is based on plaintiff banks' allegation of fraud against Hill and the Richters in their amended complaint, which Hill and the Richters allege was based on defamatory statements made by ATC in settlement discussions with the plaintiff banks. In its answer, the Company both denies that it made defamatory statements and asserts that the defamation allegations fail to state a legally valid claim. The breach of contract and securities claims are based on allegations that ATC made representations concerning a registration rights agreement to be provided in connection with options issued to the Richters as consideration for their non-competition agreements. In its answer, the Company denies that an agreement concerning registration rights was ever reached and asserts that the Richters forfeited any such rights in any case as a result of their conduct in connection with the asset purchase. These related cases are in their early stages with discovery yet to take place. In January, 1997, the plaintiff banks dismissed their claim against ATC. On December 6, 1996, Hill and the Richters commenced an action against ATC and the same officers and employees of ATC alleging essentially the same claims in federal court as in the state action. This action is entitled Irvin E. Richter et al. v. ATC Group Services, et al., Civ. No. 96-5818(JBS), U.S. District. Court for the District of New Jersey, December 6, 1996. ATC has answered, raising the same defenses and additional defenses related to the timeliness of the federal claim. This is essentially the same action as in federal court as the pending state action.
The case is currently in the discovery phase. It does not create a risk of double recovery. In the Company's opinion, the outcome of this matter will not have a significant effect on the Company's financial position or future results of operations, although no assurances can be given in this regard.

     Joseph I. Peters v. ATC Group Services Inc., et al., Court of Chancery of
     ---------------------------------------------------
the State of Delaware, New Castle County, C.A. No. 16026-NC, November 12, 1997. This action names ATC, ATC's board of directors, Weiss, Peck & Greer, LLC ("WPG") and WPG Corporate Development associates, V. L.P. ("WPG Fund") as defendants. The suit challenges the announced offer for the acquisition of the stock of the Company at $12 per share by a group led by certain members of management of the Company and the WPG Fund (the "Offer"). The complaint seeks class status on behalf of the stockholders of the Company and claims that the offer price for the Company's common stock is inadequate and the defendants have breached their fiduciary duties to the plaintiffs and the other stockholders of the Company. The suit seeks, among other things, to enjoin the Offer and related merger transaction; to set aside the transaction in the event that it is consumated; and to recover compensatory damages in an unspecified amount. The Company believes the allegations contained in the Complaint is meritless and, to the extent the actions proceed, intends to defend the action vigorously.

     Commonwealth of Massachusetts v. TLT Construction Corp. et al, Civ. Action
     -------------------------------------------------------------
No. 96-02281 F, Superior Court of Middlesex County, Massachusetts. This is an action brought by the Commonwealth of Massachusetts in April 1996, against the architects and general contractor on a renovation and construction project on the Suffolk County Courthouse in Massachusetts. The basis of the lawsuit is that one or more damp-proofing products specified by the architect defendants and installed by the contractor defendant made employees in the courthouse ill because of the off-gassing of harmful vapors. Dennison Environmental Services Inc., ("Dennison") an ATC subsidiary, was joined on August 13, 1996, as a third party defendant by TLT Construction Corporation, the general contractor, because Dennison performed some air quality testing of the air in the courthouse for the Commonwealth of Massachusetts during the construction process. The contractor alleges that it acted in reliance on these tests in continuing to install the material after the test report was given to it by the state. This case is in the discovery stage. At this point, ATC considers the case to be totally without merit, and ATC intends to vigorously defend the action. The Company currently has in force a professional liability insurance policy covering this claim in the amount of $10,000,000 with a deductible of $250,000. Notice of claim has been made regarding this action and the insurer has agreed to assume the defense. In the Company's opinion, the outcome of this matter will not have a significant effect on the Company's financial position or future results of operations, although no assurances can be given in this regard.

      Barrett-Moeller et al. v. ATC Associates Inc., Civ. Action No. 97-01037D,
-----------------------------------------------------------------------------
and Joan Spencer v. TLT Construction Et Al., Civ. Action No 97-4161C, Superior
-------------------------------------------
Court of Middlesex County, Massachusetts. These actions arise out of the same set of occurrences as Commonwealth of Massachusetts v. TLT Construction, Inc. described above. These are suits by employees who worked in the Suffolk County Courthouse during the period in which the off-gassing of harmful vapors was alleged to have occurred. The suits seek damages for personal injury in unspecified amounts. Notices of these claims have been made to ATC's professional liability insurer, and the claims should be covered by insurance, subject to a $250,000 deductible.

     Cambridge Housing Authority v. Con-Test, Inc. and ATC Group Services Inc.,
     ------------------------------------------------------------------------
Superior Court of Middlesex County, Massachusetts; October 1, 1997. This is a claim for damages in excess of $1,000,000 alleging that Con-Test, Inc. breached its contract with Cambridge Housing Authority and was negligent in performing asbestos survey work preparatory to a housing project re-modernization project. ATC is joined as a party on a successor liability theory, even though the services giving rise to the claim occurred over two years prior to ATC's purchase of business assets from Con-Test. Although ATC has not yet answered the complaint, ATC intends to vigorously defend the claim on the grounds that it is not a successor under any known precedent of Massachusetts law. It is therefore the opinion of the Company that the probability of material loss from this claim is low.

     One Parkway Project. The Company has received notice of related potential
     -------------------
claims by R.M. Shoemaker Co., a Pennsylvania construction firm, and four of its workers arising out of the Company's performance of asbestos abatement survey, design and project monitoring services on a project known as the One Parkway Project in Philadelphia. The claims allege that ATC: (i) failed to locate certain asbestos-containing materials in a high rise building during its inspection of the facility; (ii) failed to include these undiscovered materials in the design specifications for an asbestos abatement project in connection with a renovation project on the building; and (iii) failed to properly clearance inspect and test the areas on which abatement had been performed prior to demobilization of the asbestos abatement project. The claimants allege that the Company's acts or omissions resulted in additional corrective actions including remobilization of certain areas, delays of the renovation project and exposure of construction workers to asbestos contamination. R.M. Shoemaker has alleged that it sustained damages in the amount of $1,500,000 for additional abatement costs plus additional damages for delay. The workers' exposure claims have not been quantified. No suit has been filed.

     At this point, the Company believes that it was not responsible for the alleged problems on this project. ATC's responsibilities on the project were limited, and ATC believes that the alleged omissions which allegedly resulted in the alleged losses were outside the scope of the Company's contractual responsibilities. The Company has served notice of these claims upon its professional liability insurer. This coverage is subject to a $250,000 deductible.

     Indiana Department of Environmental Management v. ATC Associates Inc.
     ---------------------------------------------------------------------
ATC received a Notice of Violation and Proposed Agreed Order, EPA I.D. No. IND004939765, dated June 9, 1997, on June 12, 1997. The Notice of Violation seeks a penalty amount of $120,500 for alleged violations of the federal hazardous waste regulations and Indiana hazardous waste regulations arising out of the handling of hazardous wastes in ATC's Indianapolis laboratory. On January 7, 1998 ATC attended a second informal settlement conference with the Indiana Department of Environmental Management ("IDEM"). As a result of this meeting, a significant reduction in the penalty amount seems probable. American Testing and Engineering Corporation will be responsible for a significant part of any ultimate penalty. Accordingly, ATC does not believe this case will result in a material loss.


     State of New York Department of Taxation and Finance- The Company has
     ----------------------------------------------------
received a notice of audit from the New York State Department of Taxation and Finance for the three fiscal years 1993, 1994, and 1995. The agent has issued a preliminary audit report, which is expected to be the basis of a formal assessment estimated to be approximately $200,000. The Company is disputing the agents positions and intends to appeal any assessment if rendered. No assurances can be given regarding the ultimate liability, if any, which may result.

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

F.  INDUSTRY SEGMENT DATA

     The Company provides services through its environmental consulting and engineering segment and its information technology consulting segment. Industry segment data is as follows:

                                                  Environmental  Information  Adjustments &
                                                  & Engineering  Technology   Elimination's       Total
                                                  -------------  -----------  --------------  -------------
Fiscal 1998
-----------
     Quarter Ended November 30, 1997
     -------------------------------

     Revenues................................      $ 35,872,792   $  2,293,686  $          -   $ 38,166,478
     Operating income........................         2,723,106        151,596             -      2,874,702
     Depreciation and amortization...........           372,725         12,049             -        384,774
     Capital expenditures....................           819,766         15,459             -        835,225

     Nine Months-Ended November 30, 1997
     -----------------------------------

     Revenues................................      $ 98,086,874   $  6,479,879  $ (  303,408)  $104,263,345
     Operating income........................         7,608,478        375,873             -      7,984,351
     Depreciation and amortization...........           856,910         31,719             -        888,629
     Capital expenditures....................         1,446,547         56,071             -      1,502,618

     Identifiable Assets as of November 30, 1997   $114,456,031     $5,759,521  $ (2,670,637)  $117,544,915
     -------------------------------------------

FISCAL 1997
-----------
     Quarter Ended November 30, 1996
     -------------------------------

     Revenues................................      $ 30,432,499     $2,416,341  $         -    $ 32,848,840
     Operating income........................         2,756,379        158,704            -       2,915,083
     Depreciation and amortization...........           233,633          4,072            -         237,705
     Capital expenditures....................           333,972          5,758            -         339,730

     Nine Months Ended November 30, 1996
     -----------------------------------

     Revenues................................      $ 78,332,311     $5,084,540  $         -    $ 83,416,851
     Operating income........................         9,179,261        334,733            -       9,513,994
     Depreciation and amortization...........           634,574          8,205            -         642,779
     Capital expenditures....................         1,071,339         52,077            -       1,123,416

     Identifiable Assets as of November 30, 1996   $ 84,594,843     $6,233,209  $(2,300,000)   $ 88,528,052
     -------------------------------------------

ATC GROUP SERVICES INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RECENT DEVELOPMENTS

FY 1998
-------
MERGER, NOTE OFFERING AND TENDER OFFER TRANSACTIONS

     The Company has entered into a Merger Agreement with Acquisition Corp ("the issuer") and its parent, Acquisition Holdings, Inc. ("Holdings") a corporation owned by affiliates of Weiss, Peck & Greer, L.L.C. ("Weiss Peck"), dated November 26, 1997 (the "Merger Agreement").

     Pursuant to the Merger Agreement, the Issuer has offered (the "Tender Offer") to purchase all the issued and outstanding shares of the Company's Common Stock, at a price of $12.00 per share, subject to the terms and conditions of an Offer to Purchase dated December 4, 1997. The Issuer will issue $100,000,000 aggregate principal amount of Senior Subordinated Notes (the "Notes") to fund the purchase of the Company's Common Stock in the Tender Offer. The Merger Agreement provides that, as soon as is practicable after the purchase of at least 50.1% of the Common Stock in the Tender Offer and the satisfaction of conditions contained therein, the Issuer will be merged into ATC, with ATC as the surviving corporation (the "Merger").

     The Company and the holders of the Company's 8.18% Senior Secured Notes have entered into a waiver and prepayment agreement (the "Waiver and Prepayment Agreement") in connection with the consummation of the transactions contemplated by the Merger Agreement. Pursuant to the Waiver and Prepayment Agreement, the noteholders agreed to waive certain mandatory prepayment provisions including:
(i) notice regarding a change of control until such time as more than 50% of the outstanding shares have been accepted for payment by the Issuer in connection with Tender Offer and (ii) their right to demand prepayment upon the date (the "Prepayment Date") which is prior to the earlier of (x) the effective date of the Merger and (y) the date any event of default occurs as a result of the Tender Offer, the Merger or any of the transactions contemplated by the Merger Agreement.

     The Company, the agent and lenders under its existing credit agreement have entered into a consent and waiver (the "Consent and Waiver") in connection with the consummation of the transactions contemplated by the Merger Agreement. The execution of the Consent and Waiver was necessary because the acquisition by the Issuer of more than 50% of the outstanding Common Stock of the Company in connection with the Tender Offer constitutes an event of default under the existing credit facility. The Consent and Waiver provides that the agent and the lenders (i) consent to the acquisition of shares by the Issuer and (ii) waive, until the earlier of (x) the date on which the Merger is consummated and (y) the date which is nine months from the issuer date of the Notes, such event of default.

ACQUISITIONS

      Acquisition of Bing Yen & Associates -- On November 26, 1997, the Company completed the purchase of all of the outstanding stock of Bing Yen & Associates, Inc. ("Bing Yen"). Bing Yen provides geotechnical and structural forensic services to a wide variety of clients in the western United States. The purchase price totaled $3.9 million, consisting of $2.2 million paid at closing, $0.6 million in the form of a short-term, interest bearing promissory note, $1.2 million in unsecured, three-year, interest bearing notes. In addition a maximum aggregate principal amount of $1.5 million in unsecured contingent achievement promissory notes will be issued if certain minimum net revenue levels are achieved resulting in a maximum purchase price of $5.4 million.

      Acquisition of Environmental Warranty, Inc. -- On November 4, 1997, the Company purchased 90.1% of the outstanding stock of Environmental Warranty, Inc. ("EWI"), a property and casualty insurance brokerage firm specializing in environmental insurance with property and casualty licenses, including excess and surplus lines in 43 states and with license applications pending in an additional five states. EWI sells insurance products covering environmental liabilities to large property owners and municipal government clients. The purchase price totaled approximately $14 million, consisting of $218,750 in cash at closing, $586,041 (net of imputed interest) in contingent three-year non-interest bearing notes (subject to certain set-offs), $206,250 of unconditional payment commitments due in three annual installments and 33,000 shares of unregistered Common Stock of the Company (valued at $11 1/16 per share).

      Acquisition of BCM Engineers, Inc.--On August 20, 1997, the Company purchased certain assets and assumed certain liabilities of the Engineering Division of Smith Technology Corporation ("Smith Technology") which operated primarily as BCM Engineers, Inc. ("BCM"). BCM is a leading environmental engineering and consulting firm that provides services in water and wastewater treatment, natural resources management, environmental compliance and site investigation, remedial design and engineering, asbestos and air quality management. The acquisition of BCM was accounted for as a purchase and the results of operations of BCM are included in the unaudited consolidated statement of operations for the period ended August 31, 1997. The purchase price totaled $12.5 million consisting of $5.4 million in cash, $2.8 million in short-term notes payable that are subject to set-offs and assumed liabilities of $4.3 million, including working capital liabilities.

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

PRIOR YEAR ACQUISITIONS

FY 1997
-------
     Acquisition of American Testing and Engineering Corporation - On May 24, 1996, ATC purchased certain assets and assumed certain liabilities of American Testing and Engineering Corporation ("ATEC"), a national environmental consulting firm. ATEC provides environmental consulting and engineering services including risk assessments, compliance audits, environmental remediation consulting, geotechnical, materials testing, industrial hygiene and analytical services through a large network of branch and regional offices.

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

FY 1996
-------
     Acquisition of Hill International Inc. Environmental Subsidiaries - On November 10, 1995, ATC purchased certain assets and assumed certain liabilities of the subsidiary companies at Hill International, Inc. that provided environmental consulting and engineering services (collectively the "Hill Businesses"). These services include asbestos management, industrial hygiene and indoor air quality consulting, environmental auditing and permitting, environmental regulatory compliance, water and wastewater engineering, solid waste and landfill management, hazardous waste management and analytical laboratory services.

     Acquisition of Applied Geosciences Inc. - Effective February 29, 1996, ATC purchased certain assets and assumed certain liabilities of Applied Geosciences Inc. ("AGI"). AGI's services include environmental and hazardous waste site assessments, remediation design, air quality management, asbestos services, litigation support and engineering geology through its offices located in Southern California.

RESULTS OF OPERATIONS

Three Months Ended November 30, 1997 Compared with Three Months Ended November
------------------------------------------------------------------------------
30, 1996
--------

     Revenues in the three months ended November 30, 1997 increased 16.2% to $38,166,478, compared with $32,848,840 in the three months ended November 30, 1996. This increase was primarily attributable to the acquisition of BCM effective August 20, 1997.

     Revenues in the three months ended November 30, 1997 from ATC's branch offices having comparable operations in the three months ended November 30, 1996 decreased 2.6% to $32,008,846, compared with $32,848,840 in the three months ended November 30, 1996. Revenues attributable to the acquisition of certain assets of BCM and EWI totaled $6,157,632, or 16.1% of revenues, for the three months ended November 30, 1997.

     Reimbursable costs represent direct project expenses billed to environmental and engineering segment clients. For the three months ended November 30, 1997, reimbursable costs decreased 2.5% to $5,512,841, compared with $5,655,772, in the three months ended November 31, 1996. Reimbursable costs as a percentage of revenues decreased to 14.4% in the three months ended November 30, 1997 compared with 17.2% in the three months ended November 30, 1996. The Company's environmental management and traditional consulting services, consisting of drilling, materials testing and engineering services represented a lower portion of total revenues in the current period and these services utilize higher amounts of outside services and direct project expenses resulting in the higher percentage of reimbursable costs in the prior period.

     Gross profit in the three months ended November 30, 1997 increased 34.0% to $15,125,766, compared with $11,287,563 in the three months ended November 30, 1996. Gross profit as a percentage of net revenue increased to 46.3% in the three months ended November 30, 1997, compared with 41.5% in the three months ended November 30, 1996. The gross profit percentage increase is due to lower margins earned in the prior period on certain of ATEC's environmental services, the final project costs incurred to complete a large fixed-price contract which could not be billed to the client, and the impact of lower net revenues in certain regions where costs could not be reduced proportionately.


     Operating expenses in the three months ended November 30, 1997 increased 46.3% to $12,251,074, compared with $8,372,480 in the three months ended November 30, 1996. Operating expenses increased as a percentage of net revenues to 37.5% in the three months ended November 30, 1997, compared with 30.8% in the three months ended November 30, 1996. The increase in operating expenses as a percentage of net revenue for the three months ended November 30, 1997 fully reflects the ATEC service mix and integration of its operations, including additional general and administrative costs. The increase was due primarily to structural adjustments in ATC's operating infrastructure to accomodate the integration of ATEC's operations. The structural adjustments consisted primarily of the creation of a regional management infrastructure to manage the larger, more geographically and technically diverse business resulting from the ATEC acquisition. Such structural investments required the Company to add higher level operations management employees, including regional management and financial personnel and sales personnel for its corporate sales programs. As a result of the foregoing, employee costs increased 78.0% to $5,575,620, or 17.1% of net revenues, in the three months ended November 30, 1997 compared with $3,132,501, or 11.5% of net revenues, in the three months ended November 30, 1996. Other increases in operating expenses resulted from legal expenses and administrative expenses resulting from the growth in operations and increased employee levels. Additionally, in the three months ended November 30, 1997, amortization of goodwill and intangibles increased to $471,828, compared with $362,510 in the three months ended November 30, 1996 reflecting the additional goodwill amortization resulting from acquisitions.

     Operating income in the three months ended November 30, 1997 decreased 1.4% to $2,874,702 compared with $2,915,083 in the three months ended November 30, 1996. Operating income decreased as a percentage of net revenues to 8.8% in the three months ended November 30, 1997, compared with 10.7% in the three months ended November 30, 1996.

     Nonoperating expense in the three months ended November 30, 1997 increased to $853,992 compared with $481,805 in the three months ended November 30, 1996. The increase is primarily attributable to increased interest expense on the 8.18%, Senior Secured Notes in excess of bank debt outstanding in the prior period. Increases in interest expense were offset in part by interest income on the net cash proceeds received from the Senior Secured Notes.

     Income tax expense in the three months ended November 30, 1997 was $841,000, compared with $927,000 in the three months ended November 30, 1996. During the three months ended November 30, 1997 and 1996, the Company's effective tax rates were 41.6% and 38.1%, respectively.

     As a result of the foregoing, net income in the three months ended November 30, 1997 decreased 21.7% to $1,179,710, or $.14 per share on a fully diluted basis, compared with $1,506,278 or $.18 per share on a fully diluted basis, in the three months ended November 30, 1996. The fully diluted weighted average number of shares outstanding remained approximately the same. Net income decreased as a percentage of net revenues to 3.6% in the three months ended November 30, 1997, compared with 5.5% in the three months ended November 30, 1996.

Nine Months Ended November 30, 1997 Compared with Nine Months Ended November
----------------------------------------------------------------------------
30, 1996
--------

     Revenues in the nine months ended November 30, 1997 increased 25.0% to $104,263,345, compared with $83,416,851 in the nine months ended November 30, 1996. This increase was primarily attributable to the acquisition of BCM effective August 20, 1997 and revenues from the ATEC and 3D acquisitions completed in May 1996.

     Revenues in the nine months ended November 30, 1997 from ATC's branch offices having comparable operations in the nine months ended November 30, 1996 decreased 2.9% to $77,824,713, compared with $80,167,610 in the nine months ended November 30, 1996. Comparable revenues included revenues of ATEC and 3D for the six months ended November 30, 1997 and 1996, respectively, but excluded first quarter revenues on these acquisitions as they were made in the quarterly period ended May 31, 1997. Comparable revenues decreased in part, due to a large project which was completed in the first quarter of the prior year period. Revenues attributable to the acquisition of certain assets of BCM and EWI totaled $6,157,632, or 25.4% of revenues, for the nine months ended November 30, 1997.

     Reimbursable costs represent direct project expenses billed to environmental and engineering segment clients. For the nine months ended November 30, 1997, reimbursable costs increased 18.9% to $15,874,338 compared with $13,354,833, in the nine months ended November 30, 1996. Reimbursable costs as a percentage of revenues decreased to 15.2% in the nine months ended November 30, 1997 compared with 16.0% in the nine months ended November 30, 1996.

     Gross profit in the nine months ended November 30, 1997 increased 30.1% to $40,448,463 compared with $31,099,389 in the nine months ended November 30, 1996. Gross profit as a percentage of net revenue increased to 45.8% in the nine months ended November 30, 1997, compared with 44.4% in the nine months ended November 30, 1996. The gross profit percentage for the prior year period was up slightly due to a highly profitable first quarter which benefited from work previously delayed from adverse winter weather conditions.

     Operating expenses in the nine months ended November 30, 1997 increased 50.4% to $32,464,112, compared with $21,585,395 in the nine months ended November 30, 1996. Operating expenses increased as a percentage of net revenues to 36.7% in the nine months ended November 30, 1997, compared with 30.8% in the nine months ended November 30, 1996. The increase in operating expenses as a percentage of net revenue for the current nine month period fully reflects the ATEC service mix and integration of its operations including additional labor and administrative costs. The increase was due primarily to structural adjustments in ATC's operating infrastructure to accommodate the integration of ATEC's operations. The structural adjustments consisted primarily of the creation of a regional management infrastructure to manage the larger, more geographically and technically diverse business resulting from the ATEC acquisition. Such structural investments required the Company to add higher level operations management employees, including regional management and financial personnel and sales personnel for its corporate sales programs. In addition, executive and employee compensation levels increased during the latter part of fiscal 1997 and certain additional bonuses to branch personnel were paid during the quarterly period ended November 30, 1997 in excess of amounts previously accrued. Employee costs increased 64.9% to $14,568,126, or 16.5% of net revenues, in the nine months ended November 30, 1997 compared with $8.837,196, or 12.6% of net revenues, in the nine months ended November 30, 1996. These increases in total cost were due to employees hired in connection with the expansion of ATC's operations. Other increases in operating expenses resulted from legal expenses and administrative expenses resulting from the growth in operations and increased employee levels. Additionally, in the nine months ended November 30, 1997, amortization of goodwill and intangibles increased to $1,392,196, compared with $887,305 in the nine months ended November 30, 1996 reflecting the additional goodwill amortization resulting from acquisitions.

     Operating income in the nine months ended November 30, 1997 decreased to $7,984,351, compared with $9,513,994 in the nine months ended November 30, 1996. Operating income decreased as a percentage of net revenues to 9.0% in the nine months ended November 30, 1997, compared with 13.6% in the nine months ended November 30, 1996.

     Nonoperating expense in the nine months ended November 30, 1997 increased to $1,954,286 compared with $822,920 in the nine months ended November 30, 1996. The increase in nonoperating expense is primarily attributable to increased interest expense due to increased bank debt outstanding since May 1996 when the ATEC and 3D acquisitions were completed, and the issuance of the Senior Secured Notes in May 1997 in excess of previously outstanding bank debt.

     Income tax expense in the nine months ended November 30, 1997 was $2,426,000, compared with $3,365,000 in the nine months ended November 30, 1996. During the nine months ended Novmeber 30, 1996 and 1995, the Company's effective tax rates were 40.2% and 38.7%, respectively.

     As a result of the foregoing, net income in the nine months ended November 30, 1997 decreased 32.3% to $3,604,065, or $.42 per share on a fully diluted basis, compared with $5,326,074 or $.62 per share on a fully diluted basis, in the nine months ended November 30, 1996. Net income decreased as a percentage of net revenues to 4.1% in the nine months ended November 30, 1997, compared with 7.6% in the nine months ended November 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At November 30, 1997, working capital was $38,071,531 compared with working capital of $27,701,694 at February 28, 1997, an increase of $10,369,857. This increase in working capital is primarily a result of the net proceeds of the Senior Secured Notes after repayment of bank debt and fees, and the purchase of certain assets of BCM including accounts receivable and unbilled receivables. As a result of the Company's acquisition of BCM and additional consideration incurred in connection with the ATEC acquisition, the Company's tangible net worth decreased to $679,811 at November 30, 1997 from $9,220,043 at February 28, 1997, primarily as a result of goodwill amounts recognized in connection with these transactions.

     During the nine months ended November 30, 1997, net cash flows used in operating activities were $ 1,545,322, primarily due to the increase in billed and unbilled receivables and decreases in accounts payable and other liabilities, representing payments of property facility rentals, non-compete consideration and assumed liabilities of ATEC and other acquisitions. Net cash flows used in investing activities were $11,330,808, resulting from the acquisitions of BCM and ATEC and purchases of property and equipment. Net cash flows provided by financing activities were $16,712,059, primarily representing the proceeds of the Senior Secured Notes less repayment of outstanding bank debt and a bank borrowing of $5,500,000 made in connection with the BCM acquisition.

     During the nine months ended November 30, 1996, net cash flows used in operating activities were $5,589,624, primarily due to the decrease in accounts payable and other liabilities, representing payments of property facility rentals, non-compete consideration and assumed liabilities of ATEC and other acquisitions, and an increase in billed and unbilled receivables. Net cash flows used in investing activities were $13,017,402, resulting from the acquisitions of ATEC and 3D and purchases of property and equipment. Net cash flows provided by financing activities were $ 7,852,292, primarily representing the proceeds of the bridge credit facility, less payments made on long-term debt and notes payable assumed from ATEC.

     Management of the Company believes the cash on hand from the issuance of the Senior Secured Notes after repayment of the bridge credit facility, funds available from its unused bank line of credit and cash provided from operations are adequate to fund current operations including liabilities incurred in connection with the Company's acquisitions.

     The Notes impose certain limitations on the ability of the Issuer and its subsidiaries to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, issue preferred stock, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Issuer or its subsidiaries.

                          PART II - OTHER INFORMATION

ITEM 1. CONTINGENCIES

     Executives Bonus Dispute - Two executives of the Company have
     ------------------------
indicated commitments for discretionary bonuses were made to them totalling $1.1 million. They claim bonuses were to consist of approximately $300,000 of cash and $800,000 from the issuance of stock and stock options having exercise prices below market trading prices. They claim commitments were made pursuant to an oral agreement. The Company had discussions and negotiations concerning the possibility of such bonuses, but no final determination had been made and no bonus arrangements were presented to or approved by the Company's compensation committee. If the pending Transactions are consummated, the Issuer's Board of Directors, who have indicated their approval of such amounts, would become members of the Company's Board of Directors, along with the executives making the claim. Accordingly, the Company expects to record a charge against earnings of approximately $1.1 million in the fourth quarter ending February 28, 1998.

     First Fidelity Bank, N.A., et al v. Hill International, Inc. et al,
     -----------------------------------------------------------
Superior Court of New Jersey, Law Division, Burlington County, Docket No. Bur-L-03400-95, filed December 19, 1995. Irvin E. Richter, et al v. ATC Group Services Inc., et al, United States District Court, District of New Jersey, Civ. No. 96 CV 5818 (JBS) filed December 6, 1996. On December 19, 1995, a second amended complaint was filed in the above-entitled action which joined the Company as a defendant and included a count against the Company seeking recovery of certain assets purchased from Hill International, Inc. ("Hill") on the grounds that plaintiff banks hold security interests in the assets and that Hill is in default under the security agreement creating such alleged security interests. The original plaintiffs in this action were First Fidelity Bank, N.A. and United Jersey Bank, N.A. The primary defendants were Hill and certain of its subsidiaries, and Irvin Richter, David Richter, Janice Richter and William Doyle. Irvin Richter and David Richter are officers and stockholders of Hill.
In April 1996, the Company filed a cross-claim against Hill, Irvin Richter and David Richter alleging breach of contract, fraud, among other allegations and seeking unspecified damages, including punitive damages and equitable relief.
In August, 1996, Hill and the Richters filed an answer denying ATC's cross claims, a cross-claim against ATC and a third party claim against certain members of ATC's management and an employee. The cross claim and third party claim seek unspecified damages, including punitive damages, for defamation, breach of the Richters' non-competition agreements and securities fraud. The defamation claim is based on plaintiff banks' allegation of fraud against Hill and the Richters in their amended complaint, which Hill and the Richters allege was based on defamatory statements made by ATC in settlement discussions with the plaintiff banks. In its answer, the Company both denies that it made defamatory statements and asserts that the defamation allegations fail to state a legally valid claim. The breach of contract and securities claims are based on allegations that ATC made representations concerning a registration rights agreement to be provided in connection with options issued to the Richters as consideration for their non-competition agreements. In its answer, the Company denies that an agreement concerning registration rights was ever reached and asserts that the Richters forfeited any such rights in any case as a result of their conduct in connection with the asset purchase. These related cases are in their early stages with discovery yet to take place. In January, 1997, the plaintiff banks dismissed their claim against ATC. On December 6, 1996, Hill and the Richters commenced an action against ATC and the same officers and employees of ATC alleging essentially the same claims in federal court as in the state action. This action is entitled Irvin E. Richter et al. v. ATC Group Services, et al., Civ. No. 96-5818(JBS), U.S. District. Court for the District of New Jersey, December 6, 1996. ATC has answered, raising the same defenses and additional defenses related to the timeliness of the federal claim. This is essentially the same action as in federal court as the pending state action.
The case is currently in the discovery phase. It does not create a risk of double recovery. In the Company's opinion, the outcome of this matter will not have a significant effect on the Company's financial position or future results of operations, although no assurances can be given in this regard.

     Joseph I. Peters v. ATC Group Services Inc., et al., Court of Chancery of
     ---------------------------------------------------
the State of Delaware, New Castle County, C.A. No. 16026-NC, November 12, 1997. This action names ATC, ATC's board of directors, Weiss, Peck & Greer, LLC ("WPG") and WPG Corporate Development associates, V. L.P. ("WPG Fund") as defendants. The suit challenges the announced offer for the acquisition of the stock of the Company at $12 per share by a group led by certain members of management of the Company and the WPG Fund (the "Offer"). The complaint seeks class status on behalf of the stockholders of the Company and claims that the offer price for the Company's common stock is inadequate and the defendants have breached their fiduciary duties to the plaintiffs and the other stockholders of the Company. The suit seeks, among other things, to enjoin the Offer and related merger transaction; to set aside the transaction in the event that it is consumated; and to recover compensatory damages in an unspecified amount. The Company believes the allegations contained in the Complaint is meritless and, to the extent the actions proceed, intends to defend the action vigorously.

     Commonwealth of Massachusetts v. TLT Construction Corp. et al, Civ. Action
     -------------------------------------------------------------
No. 96-02281 F, Superior Court of Middlesex County, Massachusetts. This is an action brought by the Commonwealth of Massachusetts in April 1996, against the architects and general contractor on a renovation and construction project on the Suffolk County Courthouse in Massachusetts. The basis of the lawsuit is that one or more damp-proofing products specified by the architect defendants and installed by the contractor defendant made employees in the courthouse ill because of the off-gassing of harmful vapors. Dennison Environmental Services Inc., ("Dennison") an ATC subsidiary, was joined on August 13, 1996, as a third party defendant by TLT Construction Corporation, the general contractor, because

Dennison performed some air quality testing of the air in the courthouse for the Commonwealth of Massachusetts during the construction process. The contractor alleges that it acted in reliance on these tests in continuing to install the material after the test report was given to it by the state. This case is in the discovery stage. At this point, ATC considers the case to be totally without merit, and ATC intends to vigorously defend the action. The Company currently has in force a professional liability insurance policy covering this claim in the amount of $10,000,000 with a deductible of $250,000. Notice of claim has been made regarding this action and the insurer has agreed to assume the defense. In the Company's opinion, the outcome of this matter will not have a significant effect on the Company's financial position or future results of operations, although no assurances can be given in this regard.

      Barrett-Moeller et al. v. ATC Associates Inc., Civ. Action No. 97-01037D,
-----------------------------------------------------------------------------
and Joan Spencer v. TLT Construction Et Al., Civ. Action No 97-4161C, Superior
-------------------------------------------
Court of Middlesex County, Massachusetts. These actions arise out of the same set of occurrences as Commonwealth of Massachusetts v. TLT Construction, Inc. described above. These are suits by employees who worked in the Suffolk County Courthouse during the period in which the off-gassing of harmful vapors was alleged to have occurred. The suits seek damages for personal injury in unspecified amounts. Notices of these claims have been made to ATC's professional liability insurer, and the claims should be covered by insurance, subject to a $250,000 deductible.

     Cambridge Housing Authority v. Con-Test, Inc. and ATC Group Services Inc.,
     ------------------------------------------------------------------------
Superior Court of Middlesex County, Massachusetts; October 1, 1997. This is a claim for damages in excess of $1,000,000 alleging that Con-Test, Inc. breached its contract with Cambridge Housing Authority and was negligent in performing asbestos survey work preparatory to a housing project re-modernization project. ATC is joined as a party on a successor liability theory, even though the services giving rise to the claim occurred over two years prior to ATC's purchase of business assets from Con-Test. Although ATC has not yet answered the complaint, ATC intends to vigorously defend the claim on the grounds that it is not a successor under any known precedent of Massachusetts law. It is therefore the opinion of the Company that the probability of material loss from this claim is low.

     One Parkway Project. The Company has received notice of related potential
     -------------------
claims by R.M. Shoemaker Co., a Pennsylvania construction firm, and four of its workers arising out of the Company's performance of asbestos abatement survey, design and project monitoring services on a project known as the One Parkway Project in Philadelphia. The claims allege that ATC: (i) failed to locate certain asbestos-containing materials in a high rise building during its inspection of the facility; (ii) failed to include these undiscovered materials in the design specifications for an asbestos abatement project in connection with a renovation project on the building; and (iii) failed to properly clearance inspect and test the areas on which abatement had been performed prior to demobilization of the asbestos abatement project. The claimants allege that the Company's acts or omissions resulted in additional corrective actions including remobilization of certain areas, delays of the renovation project and exposure of construction workers to asbestos contamination. R.M. Shoemaker has alleged that it sustained damages in the amount of $1,500,000 for additional abatement costs plus additional damages for delay. The workers' exposure claims have not been quantified. No suit has been filed.

     At this point, the Company believes that it was not responsible for the alleged problems on this project. ATC's responsibilities on the project were limited, and ATC believes that the alleged omissions which allegedly resulted in the alleged losses were outside the scope of the Company's contractual responsibilities. The Company has served notice of these claims upon its professional liability insurer. This coverage is subject to a $250,000 deductible.

     Indiana Department of Environmental Management v. ATC Associates Inc.
     ---------------------------------------------------------------------
ATC received a Notice of Violation and Proposed Agreed Order, EPA I.D. No. IND004939765, dated June 9, 1997, on June 12, 1997. The Notice of Violation seeks a penalty amount of $120,500 for alleged violations of the federal hazardous waste regulations and Indiana hazardous waste regulations arising out of the handling of hazardous wastes in ATC's Indianapolis laboratory. On January 7, 1998 ATC attended a second informal settlement conference with the Indiana Department of Environmental Management ("IDEM"). As a result of this meeting, a significant reduction in the penalty amount seems probable. American Testing and Engineering Corporation will be responsible for a significant part of any ultimate penalty. Accordingly, ATC does not believe this case will result in a material loss.

     State of New York Department of Taxation and Finance- The Company has
     ----------------------------------------------------
received a notice of audit from the New York State Department of Taxation and Finance for the three fiscal years 1993, 1994, and 1995. The agent has issued a preliminary audit report, which is expected to be the basis of a formal assessment estimated to be approximately $200,000. The Company is disputing the agents positions and intends to appeal any assessment if rendered. No assurances can be given regarding the ultimate liability, if any, which may result.

ITEM 2.  CHANGES IN SECURITIES:
         Not Applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES:
         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE   OF SECURITY HOLDERS:
         On October 10, 1997, the Company held its annual meeting of shareholders and re-elected its directors as previously reported in the Company's Form 10-Q for the quarterly period ended August 31, 1997.

ITEM 5.  OTHER INFORMATION:
         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:
         (a)    Exhibits:
                11 - Computation of Earnings Per Share -
                     Three months and nine months ended November 30, 1996 and 1997 (Unaudited)

                27 - Financial Data Schedule
                     November 30, 1997 (Unaudited)

         (b)    Reports on Form 8-K:

                On October 20, 1997, the Company filed a report on Form 8-K disclosing receipt of an offer from WPG Corporate Development Associates V, L.P. for acquisition of the Company at $12.00 per share. (Note B)

                On November 20, 1997, the Company filed a report on Form 8-K disclosing certain litigation involving the Company. (Note E)

                On December 1, 1997, the Company filed a report of Form 8-K disclosing execution of the Merger Agreement. (Note B)

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ATC GROUP SERVICES INC.
                                          -----------------------
                                               (Registrant)



Dated: January 14, 1997          /s/ Morry F. Rubin
-----------------------          -----------------------------------------------
                                 Morry F. Rubin,
                                 President and Chief Executive Officer


Dated: January 14, 1997          /s/ Richard L. Pruitt
-----------------------          -----------------------------------------------
                                 Richard L. Pruitt,
                                 Vice President and Principal Accounting Officer