Form 10-K
period 1998-02-28
ATC GROUP SERVICES INC /DE/
filed 1998-06-01
CIK 828828

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K
                               ---------

   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For The Fiscal Year Ended February 28, 1998

                  Commission File Number:     Not Applicable
                                              --------------

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

      Securities registered pursuant to Section 12(g) of the Act:
                                 None
                                 ----
                           (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ] Not applicable
                                                  --------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

All of the voting stock is held by the Company's parent, Acquisition Holdings, Inc.

The number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, as of May 28, 1998 was 1,000.

This report is being filed voluntarily with the Securities and Exchange Commission (the "Commission") pursuant to the Registrants, contract obligations to file with the Commission all information that would be required to be filed on Form 10-K, Form 10-Q or Form 8-K. The Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.

                                     PART 1
Item 1.  Business.
-------  ---------

         ATC is a leading national provider of professional consulting, engineering and testing services within the environmental and construction materials industries. Management believes the Company is also a leading provider of integrated environmental information management technology services. The Company provides a broad range of services to a diverse client base of over 8,000 customers, with domestic businesses and non-federal government entities representing over 95.0% of the Company's gross revenues for the year ended February 28, 1998 ("fiscal 1998"). No single customer represented more than 1.7% of the Company's gross revenues during fiscal 1998. In addition, the Company's ten largest customers taken together accounted for less than 12.4% of the Company's gross revenues during fiscal 1998. The Company provides its services through a network of 74 branch offices located in 35 states covering virtually every major market of the United States.

         Asset preservation, liability and health related considerations have increasingly driven demand in the environmental services industry, whereas regulation has decreased as a driver over time. As a result of these market dynamics, environmental administration has become an integral component of day-to-day property management activities. Management believes that ATC is well-positioned to take advantage of certain rapidly growing sectors of the approximately $16.0 billion environmental services industry. In addition, the industry is highly fragmented and management believes that the industry presents many favorable opportunities for growth through acquisitions.

         In 1993, the Company initiated a strategy of controlled growth through acquisitions to build a national infrastructure and to broaden its range of technical services. The Company has created a national infrastructure through the completion of 12 acquisitions since May 1993. ATC has thereby also expanded its service mix by adding construction materials testing and engineering, lead risk management, indoor air quality management, water and wastewater management and information management technology services. As a result of this growth and diversification strategy, net revenues increased to $119.4 million in fiscal 1998 from $15.4 million in fiscal 1993.

Recent Developments

     During the fiscal year ended February 28, 1998, the company completed three important acquisitions, and had secured new financing facilities in May 1997 to provide funding of prior and current year acquisitions. During the final quarter of fiscal 1998, the Company's common stock was acquired in a tender offer and merger transaction at which time new bank facilities were established and prior senior indebtedness was refinanced. These transactions are as follows:

         Offering of 12% Senior Subordinated Notes due 2008. On January 29, 1998, the Company consummated the offering (the "Note Offering") of $100,000,000 aggregate principal amount of its 12% Senior Subordinated Notes due 2008 (the "Notes"), all of which principal amount is currently outstanding. The Notes were issued pursuant to an indenture, dated as of January 29, 1998, as amended and supplemented, and are guaranteed by the Company and its subsidiaries on a senior subordinated basis. The net proceeds of the Notes Offering were used to consummate the consummation of the Tender Offer (as defined herein).

         Tender Offer and Merger. The Company, Acquisition Holdings, Inc. ("Holdings") the Company's parent, and Acquisition Corp., a wholly-owned subsidiary of Holdings, entered into a Merger Agreement, dated as of November 26, 1997, pursuant to which Acquisition Corp. offered to purchase all of the outstanding shares of common stock, par value $0.01 per share (the "Common Stock"), of the Company in accordance with the terms of an offer to purchase, dated December 4, 1997, as amended (the "Offer to Purchase"), at a price of $12.00 per share, net to the seller in cash (the "Tender Offer"). Holdings is a Delaware corporation owned by affiliates of Weiss, Peck & Greer, L.L.C. ("Weiss Peck") and other investors, including current ATC management and employees. Acquisition Corp. acquired ownership in excess of 90% of the outstanding shares of Common Stock pursuant to the Tender Offer, which expired on January 29, 1998, and the subsequent purchase in the open market of approximately 15,000 shares of Common Stock.

         On February 5, 1998, pursuant to the terms of the Merger Agreement and upon the satisfaction of the other conditions set forth in the Merger Agreement and in accordance with the requirements of the Delaware General Corporation Law (the "DGCL"), Acquisition Corp. merged with and into the Company (the "Merger" and, together with the Offering, the Tender Offer and the refinancing of approximately $42.8 million aggregated principal amount of indebtedness of ATC upon consummation of the Merger and related agreements, the "Transactions") with the Company as the surviving corporation of the Merger. As a result of the Merger, the Company became a wholly-owned subsidiary of Holdings.

         Acquisitions Corp. used approximately $166.8 million to consummate the Tender Offer, Merger and refinancing of approximately $42.8 million aggregate principal amount of indebtedness of the Company. These funds were provided by the proceeds of a $20.0 million term loan (the "Term Loan") entered into by the Company upon the consummation of the Tender Offer and funded at the time of the Merger, (ii) the sale of the Notes, (iii) a $30.7 million capital contribution (the "Holdings Contribution") to Acquisition Corp. from Holdings. The remaining obligation will be funded from borrowings under a revolving credit facility entered into upon consummation of the Tender Offer at (the "Revolving Credit Facility" and together with the Term Loan, the "Bank Credit Facilities") and cash on hand. For a discussion of the Bank Credit Facilities, see "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources."

         The Holdings Contribution was provided by (a) an equity investment of approximately $19.9 million in the common stock of Holdings by affiliates of Weiss Peck, (b) an equity investment of $0.5 million in the common stock of Holdings by Jackson National Life Insurance Company, together with its affiliates ("JNL"), (c) the issuance to JNL of preferred stock of Holdings, having an original aggregate liquidation value of $10.0 million, and expected to accrue dividends through the issuance of additional shares of preferred stock, at a compounded rate of 8.0% per annum and warrants entitling JNL to purchase 6.0% of the shares of common stock of Holdings on a fully diluted basis and (d) an equity investment of approximately $0.3 million in common stock of Holdings by ATC Management and employees. The economic value of Holdings employee stock options which replaced existing ATC options and foregone bonus claims totaled $1.8 million.

Acquisitions:

         On November 26, 1997, the Company completed the purchase of all of the outstanding stock of Bing Yen & Associates, Inc. ("Bing Yen"). Bing Yen provides geotechnical and structural forensic services to a wide variety of clients in the western United States. The acquisition was accounted for as a purchase. The purchase price totaled $4.3 million, consisting of $2.2 million paid at closing, $0.6 million in the form of a short-term, interest bearing promissory note, $1.2 million in unsecured, three-year, interest bearing notes and the assumption of liabilities and transaction costs of $0.4 million. In addition a maximum aggregate principal amount of $1.5 million in unsecured contingent achievement promissory notes will be issued if certain minimum net revenue levels are achieved resulting in a maximum purchase price of $5.4 million.

         On November 4, 1997, the Company purchased 100% of the outstanding preferred stock and 90.1% of the outstanding common stock of Environmental Warranty, Inc. ("EWI"), a property and casualty insurance brokerage firm specializing in environmental insurance with property and casualty licenses, including excess and surplus lines in 43 states and with license applications pending in an additional five states. EWI sells insurance products covering environmental liabilities to large property owners and municipal government clients. The acquisition was accounted for as a purchase. The purchase price totaled approximately $1.7 million, consisting of $218,750 (includes $68,750 for partial payment of the assumed payments commitments totaling $275,000) in cash at closing, $582,424 (net of imputed interest) in contingent three-year, non-interest bearing notes (subject to certain set-offs), $206,250 of unconditional payment commitments due in three annual installments, 33,000 shares of unregistered Common Stock of the Company (valued at $11-1/16 per share) and the assumption of liabilities and transaction costs of $339,811.

         On August 20, 1997, the Company purchased certain assets and assumed certain liabilities of the Engineering Division of Smith Technology Corporation ("Smith Technology") which operated primarily as BCM Engineers, Inc. ("BCM"). BCM is a leading environmental engineering and consulting firm that provides services in water and wastewater treatment, natural resources management, environmental compliance and site investigation, remedial design and engineering, asbestos and air quality management. The acquisition of BCM was accounted for as a purchase. The purchase price totaled $12.5 million consisting of $5.4 million in cash, $2.8 million in short-term notes payable that are subject to set-offs and assumed liabilities and transaction costs of $4.3 million, including working capital liabilities.

Business Strategy

         In 1993, the Company began the implementation of a strategy, the key elements of which were designed to (i) establish a national infrastructure of branch office locations and (ii) diversify its service offerings. Management believes that the Company has achieved these strategic, structural objectives and now intends to focus on the following strategies to build on this foundation to improve its market position and to grow operating earnings:

         Cross-Sell Services. As a result of its acquisition strategy, the Company has expanded its service offerings and client portfolio. This has resulted in many cross-selling successes for the Company because ATC has been able to sell additional services to existing clients and newly acquired clients. Management expects these cross-selling opportunities to continue at an accelerated rate as a result of its acquired service capabilities in the construction materials testing and engineering, lead risk management, water and wastewater management and information management technology services. Additionally, the Company's national infrastructure provides opportunities for cross-selling expanded services to existing customers that currently receive more limited services on a local or regional basis.

         Focus on High-Growth Services and Sectors. The successful implementation of strategies designed to increase service offerings has resulted in the Company's ability to capitalize on many high-growth market opportunities. ATC is well-positioned to take advantage of the niche markets of indoor air quality, water and wastewater management, risk assessment, Brownfield development and environmental information management technology services, each of which management believes has high growth potential. In addition, management intends to take advantage of trends such as the outsourcing of specialized technical services by national and multi-national corporations.

         Expand National Sales Programs and Develop International Opportunities. Since 1995, ATC has implemented six national programs, which have been highly successful in generating new business from existing clients and from specific industries with growth potential. Existing programs focus on incremental revenues from clients in the lead risk management, hazardous waste/Brownfield development, PCS/wireless communications industry, national commercial account management programs, federal programs and petroleum markets. In the Asia-Pacific markets, the Company is in the early stages of its long-term effort to take advantage of a developing demand for environmental services. ATC is currently providing asbestos management services to Mitsui Fudosan in Japan and is providing design services for a wastewater treatment facility in China for a multi-national corporation. The Company intends to use such relationships to pursue other opportunities in these markets.

         Pursue Tactical Acquisitions. ATC has developed significant expertise in identifying, completing and integrating acquisitions. ATC plans to apply its expertise in assimilating acquired companies' personnel and branch operations into ATC's existing infrastructure and expanding acquired companies' service and product offerings to existing clients. Management intends to strengthen its position as a leading industry consolidator through tactical acquisitions which meet operating, financial and geographic criteria. Management believes that its existing national infrastructure provides a platform for "tuck-in" acquisitions of regional and local companies. According to management estimates, there are 3,500 companies whose businesses are complementary to those of the Company. Management believes that a significant number of those companies could be operated more profitably as part of ATC's operations.

         Emphasis on Business Fundamentals. Management believes industry participants typically have management teams with predominantly technical orientations. In contrast, ATC has distinguished itself by focusing on business fundamentals to complement its technical expertise. ATC intends to continue to emphasize a disciplined approach to such basic business fundamentals as selling and marketing, customer service, cost management, overtime minimization and collection of receivables.

Industry Overview

Environmental Services Industry
-------------------------------

         Unlike the 1970's and 1980's, when new environmental regulations were frequently promulgated by federal and state agencies and regulatory compliance was the primary market driver, the demand for environmental services has shifted and is now driven by economic and liability management considerations. In the early 1990's, public awareness also heightened concerns for environmental issues. Today many companies insist that environmental improvement expenditures not only satisfy regulatory compliance, but also be justifiable on other grounds-such as protecting assets, increasing workplace safety, reducing health risks, improving public relations, minimizing waste and preventing pollution and reducing financial liabilities.

         Customer needs and demands have also changed. Many customers have become more sophisticated in their expectations of environmental service providers. Cost and image considerations have become key drivers in the environmental services industry. In addition, management believes that customers are looking for service providers that can provide a broad range of integrated services, can deliver these services on a national basis and can provide an adequate level of insurance coverage. Through its service diversification and geographic expansion, ATC has positioned itself to respond to these new market demands. ATC's national sales and technical programs (the "National Programs") focus on providing services to targeted market segments where these new demands create increased revenues and market share and higher pricing opportunities. The Company believes that these trends will continue to create new and more profitable opportunities for serving major commercial and industrial clients.

         The municipal water and wastewater services market is currently driven by the deterioration of existing utilities and treatment facilities and the expansion of new water and sewer facilities to developing areas. Regulatory agencies play a secondary market driver role through placing construction moratoriums on developments and utilities that do not meet existing water quality criteria. Management believes that this market also presents revenue growth opportunities for other integrated ATC services such as construction materials testing and engineering and geotechnical engineering. In a recent report to Congress, the U.S. Environmental Protection Agency (the "EPA") estimated that approximately $140 billion in expenditures would be needed over the next twenty years to meet expected municipal wastewater requirements.

         Two independent market evaluations, one by the Environmental Business Journal ("EBJ") and the other by the independent marketing firm of Richard K. Miller & Associates, Inc. ("RKM&A"), estimate the size of the environmental consulting and engineering services market for 1996 at between $15.0 and $17.0 billion. Annual growth is projected at 3.0% to 5.0% through the next three to four years. Generally, the environmental consulting and engineering services industry is viewed as having stabilized, with declining market demand in some sectors being offset by growth in others. Over the last three years, the market for federal agency contracts has declined, and those service firms dependent on revenues from this sector have been negatively affected. ATC has experienced more stable market conditions over the last three years due to its focus on the commercial and industrial market segments. Certain companies in the environmental services industry have been required to reduce size and revenues in an effort to improve operating performance. During this period, ATC has maintained its position as an industry leader in financial performance, while increasing its market share through internal growth and acquisitions.

         Management believes that, for the next few years, growth in demand from municipal clients, private sector clients (commercial and industrial) and in certain service areas will exceed the expected average growth rate of the overall environmental service industry. These service areas include lead risk management, indoor air quality consulting services, occupational health and industrial hygiene services, environmental risk management consulting, hazardous waste consulting, water and wastewater design services, environmental insurance and environmental information management technology. The Company also believes that there will be significant opportunities in: (i) outsourcing of environmental management and due diligence services to clients with large portfolios of real estate holdings; (ii) providing environmental, geotechnical and construction materials testing services to the PCS/Wireless industry; and
(iii) providing environmental insurance, assessment services, remediation design and site development engineering of certain environmentally impaired but otherwise valuable properties, which can be returned to the market place with a "clean" status. Such sites are known as "Brownfield" sites.

         Industry observers believe that the asbestos market will show little growth and the hazardous waste services market will experience some decline in the coming years. The Company believes, based on the significant size of these markets, that there are opportunities for continued revenues from existing client relationships, increased market share through acquisitions and the Company's ability to penetrate the market with competitive pricing and reliable services. Furthermore, while governmental expenditures are expected to grow more slowly in coming years as a result of changes in political priorities, private sector spending on environmental services is expected to increase, particularly in certain sectors.

         Within the past three years, regulations have been promulgated which have created new business opportunities within certain sectors of the environmental consulting and engineering services industry. In February 1994, the United States Department of Labor promulgated new asbestos regulations for the construction industry, which are more stringent than the previous regulations. Lead-based paint is another area of increasing regulatory activity, partially in response to the provisions of Title X of the Housing and Community Development Act of 1992, as amended in 1997, and partially as a result of increasing concern arising from evidence of the severe health effects of childhood lead poisoning. A U.S. study has documented serious lead dust hazards caused by conventional remodeling and painting practices in residential properties and another federal study documented the problem of "take home" lead, wherein unprotected construction workers expose their families to lead dust transported home from the work place. Organizations, including the EPA and Occupational Safety and Health Administration ("OSHA"), have placed a high priority on enforcing these standards.

         In the late 1970's and early 1980's, several significant environmental regulations were promulgated: (i) the Clean Water Act, (ii) the Clean Air Act,
(iii) the Resource Conservation and Recovery Act ("RCRA"), (iv) the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and (v) the Asbestos Hazard Emergency Response Act. While regulatory matters may continue to diminish generally as a market driver, the Company believes that clarification and enhancement of laws in some areas, such as lead regulation, can create new business opportunities. For example, the U.S. Department of Housing and Urban Development ("HUD") operates the Lead-Based Paint Hazard Control Grant Program established by Title X of the Housing and Community Development Act of 1992, as amended in 1997, known as the Residential Lead-Based Paint Hazard Reduction Act. The primary purpose of the HUD program is to reduce the exposure of young children to lead-based paint hazards in their homes. Lead in paint, drinking water and soil is a major threat to human health and the environment. Lead is known to be toxic to the human body, even at relatively low doses. In children, excessive exposures to lead can result in brain damage leading to learning disabilities and, in some cases, retardation. Adult exposures to excessive amounts of lead can cause reproductive, hematological and nervous system disorders.

         The HUD program provides grants between $1.0 million and $4.0 million to state and local governments for control of lead-based paint hazards in privately owned, low income owner-occupied and rental housing. As part of this effort, HUD also provides grants between $1.0 million and $4.0 million for conducting lead-based paint hazard control in low income, privately owned housing units on or near Superfund or Brownfield sites. All grants are designed to stimulate the development of a trained and certified hazard evaluation and control industry. Evaluation and hazard control work under the program must be conducted by contractors who are certified and workers who are trained through a state-accredited program. In awarding grants, HUD promotes the use of cost-effective approaches to hazard control that can be replicated across the nation. Since 1993, $335.0 million has been awarded to 70 grantees in 26 states and is currently being spent by such agencies. An additional $50million is programmed for award in 1998.

         Additional opportunities are presented by federal regulations under Title X of the Housing and Community Development Act of 1992 which, among other things (i) established a national requirement for training and certification of all lead contractor workers and supervisors, inspectors, risk assessors, project designers and other individuals involved in lead paint activities and (ii) established new disclosure requirements applicable to all property transactions affecting residential properties built prior to 1978.

         While historical growth in the demand for environmental services has been stimulated by regulatory compliance concerns, management believes that future growth will, in large part, be driven by private litigation, asset preservation and productivity considerations. As companies have become increasingly sensitive to the potential adverse consequences of environmental problems and the potential impact of environmental liabilities, they have taken an active approach to managing environmental health and safety risks and liabilities, whether or not they are subject to regulations. This trend is observed in such areas as steel structure repainting projects, real estate transaction assessments and indoor air quality initiatives.

         For example, bridge and tunnel authorities undertaking the removal of lead-based paint from large steel structures are seeking to establish monitoring systems to prevent the dispersion of lead dust into the environment, which could lead to future liabilities. The Company believes that such actions are motivated in large part by concerns regarding the potential liabilities associated with lead contamination. Similarly, concerns over environmental liability risks have made environmental assessments an integral component of the due diligence process for commercial real estate transactions. Financial institutions frequently require environmental assessments prior to loan origination, refinancing, and foreclosure activities, while insurance companies increasingly require environmental assessments before issuing environmental insurance liability policies. All of these factors create opportunities and markets for ATC to provide its integrated environmental services.

Construction Materials Testing and Engineering Industry
-------------------------------------------------------

         Numerous specialty services are provided to the construction and the related engineering and architectural design industries. ATC provides services in the areas of construction materials testing and engineering, geotechnical and civil engineering services, site surveying, roofing system inspections, on-site client construction services and development of material specifications.

         Construction of a significant structure or improvement represents a major permanent investment for any owner, whether commercial or governmental. The primary driver for materials testing, inspection services and geotechnical services (soil and earth analysis) is an owner's concern that this investment be protected by quality construction materials that meet design specifications. Architects and engineering firms require that the quality of construction materials and on-site soil conditions be monitored in order to ensure that the project design conditions are being met.

         Contractors, architects and engineers hire materials testing and geotechnical consultants to test materials such as concrete, structural and reinforcing steel, soil and geosynthetic liners both prior to commencing design and during the construction phase of a project. The quality of materials and their ability to conform to design specifications are critical to the future life and constructability of the facility. Three common types of construction materials and geotechnical tests are (i) soil tests for moisture content and compaction density, (ii) concrete tests for compressive strength and (iii) structural and reinforcing steel tests for tensile strength and connection strength.

         The construction materials testing and engineering industry is driven by national and local economic conditions. Most of the construction materials testing and engineering services provided by ATC are for projects generally within 200 miles of the office where the service is provided. Geotechnical consulting and engineering services are less sensitive to geographical constraints. For these reasons, the ATC offices providing construction materials testing and engineering services are located in metropolitan areas identified with current and ongoing construction activities. Construction activities can develop from commercial, industrial, institutional and governmental entities. ATC currently offers construction materials testing and engineering services from offices in: Miami, Florida; Nashville, Tennessee; Atlanta, Georgia; Dallas, Texas; Washington D.C./Baltimore, Maryland; Boston, Massachusetts; Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Detroit, Michigan; Louisville,

Kentucky; St. Louis, Missouri; Orange County, California; Birmingham, Alabama; and San Antonio, Texas. Based on anticipated demand for construction materials testing and engineering services, offices in the markets serving Charlotte, North Carolina, New York, New York and Mobile, Alabama are currently being considered as expansion opportunities. Construction materials testing and engineering services are considered mature markets and a project award is generally based on service reputation, price, client relationship, and local competition. Delivery of services on a national basis through a network of offices is a factor considered by national clients. Expansion of ATC's construction materials testing and engineering services to new markets can be achieved through tactical acquisitions of local service firms.

         Except for state licensure requirements for the engineering component, there is little regulation of the construction materials testing and engineering or geotechnical consulting service industries. Industry standards are set by agencies such as the American Society of Testing Material, the American Association of State Highway & Transportation Officials, the American Concrete Institute, the American Welding Society and several others. Construction projects themselves, however, are governed by state and local building codes, the stringency of which varies by location. In general, independent third party materials testing and inspection for construction projects are required by owners on all new commercial and public construction projects over $1.0 million. Frequently, testing and inspection requirements also apply to renovation and repair projects as well.

Information Management Technology Industry
------------------------------------------

         Information management technology services are driven by the desire for businesses and government agencies to more efficiently manage complex operational information utilizing the latest technologies. Economic benefits of information management technology services are realized when the ability to manage information maintains or creates a competitive market position for a business. Government agencies look to information management technology services as a means of cutting costs for many agency operations. Knowledge and skills in the latest technological advances, along with quality service, enable ATC to be a leading service provider in this market.

         Over the last five years, the increased development and use of technology by businesses and governmental agencies has led to a dramatic rise in the demand for information management technology services including, project support, software development and other computer-related services. To meet their needs, many businesses and governmental agencies are seeking the services of consulting firms for technical staff to supplement internal resources for the management of complex projects and for expertise in leading edge technologies.

         The information management technology services market grew by almost 25.0% to a total of $24.7 billion during 1996 according to a special study by Input Information Technology Intelligence Services ("INPUT") conducted for the Updata Group, Inc. This market was expected to grow from 1996 at an annual compounded rate of 17.3% to a total of $55.0 billion by the year 2001. In similar studies conducted since 1993, actual industry growth has exceeded INPUT estimates in every year. INPUT estimated in 1996 that the consulting services segment of the industry, which is the industry's leading growth segment, would grow at an annual rate of 21.1% to reach aggregate revenue of $18.3 billion by 2001.

         The Company believes that the demand for Internet/intranet system development services will grow at a much faster rate as companies use the Internet to provide their business partners with access to corporate data.

         ATC provides information management technology services in general consulting services, Internet/intranet applications development and on-site staffing support or outsourcing.

Service and Product Offerings

         The Company's core service groups are (i) Environmental Services, (ii) Construction Materials Testing and Engineering Services and (iii) Information Management Technology Services. Other non-core services offered by ATC are environmental analytical laboratory services, environmental insurance, building condition surveys, construction management services, environmental training and outsourcing of professional staff. A description of each service group follows:

Environmental Services
----------------------

         The majority of ATC's project activities within this segment focus on identifying potential environmental hazards and risk exposures and developing regulatory and technical solutions for such problems. The major service areas within this group are (i) Environmental Engineering and Consulting, (ii) Industrial Hygiene, (iii) Water and Wastewater Management, (iv) Lead Risk Management and (v) Health and Safety Training.

         Environmental Engineering and Consulting. Management believes that ATC is one of the largest providers in the environmental services industry of Phase I and Phase II assessments of commercial and industrial properties. In addition, ATC occasionally provides Phase III and Phase IV monitoring and testing on these properties. The Company has a significant presence in the Phase I and II markets, particularly Phase I work associated with property transfer transactions. In addition, ATC effectively utilizes its national infrastructure of offices to conduct Phase I assessments on large, multi-site property portfolios under the direction of ATC's National Commercial Accounts Program.

         Phase I assessments generally involve a visual inspection of the site, an examination of aerial photographs, an investigation of past land uses and a review of other sources of site data that may be appropriate. As a result of its research and visual inspections, further investigation under a Phase II may be recommended. Phase I assessments are now required in the majority of commercial real estate transactions. Under standards promulgated by the American Society of Testing and Materials, a minimum amount of environmental due diligence must be performed by a commercial real estate buyer to qualify for the "innocent landowner defense" as outlined under CERCLA. If necessary, Phase II testing involves sampling of soil, water and other materials from a site utilizing ATC's analytical laboratories to identify and quantify the presence of specific compounds.

         ATC provides hazardous waste consulting services to corporate and governmental clients. Many of these clients are large regional and national corporations with multi-site consulting needs. The market for these services are primarily driven by client relationships and quality of service delivery. Regulatory drivers are RCRA and CERCLA plus state-specific hazardous waste regulations. Prerequisites for inspection by a client are strong regulatory experience at both the federal and state level as well as expertise in site investigation strategies and site remediation. Under the RCRA Corrective Action Guidelines, tasks required on hazardous waste projects may include regulatory strategy development, site investigations, corrective measure studies, remedial design and remedial construction management. Similar tasks are required under the CERCLA regulatory process. In addition to hourly consulting fees, project revenues come from site drilling services and analytical services, which are also provided by ATC. In order to coordinate and develop the technical resources of ATC in this complex service area and to provide a mechanism for nurturing long-term client relationships with targeted clients, ATC's Hazardous Waste/Brownfield Development Program was created. New market opportunities exist in the areas of site characterization, regulatory strategy development, environmental insurance, remedial design and remediation management of
Brownfield sites. ATC has formed business relationships with three firms specializing in this market.

         ATC provides environmental compliance services to industrial, commercial and governmental clients. These services include environmental compliance audits, wetland delineation and mitigation, environmental impact studies, air quality permits, ambient air quality modeling and sampling, continuous emission monitoring system design and solid waste landfill design and permitting. Market drivers for these services are state and federal regulatory requirements for compliance. Demand for these services varies by state depending on the progress made by a particular state in promulgating and enforcing regulations. Air quality permitting and consulting services are currently in demand by many corporations.

         ATC also  offers  a  hydrocarbon  environmental  service  to  companies engaged in exploration, refining, distributing and retailing of petroleum products. Typical facilities requiring these services are drilling operations, pipelines, terminals, refineries, bulk storage facilities, convenience stores and gas stations, and truck stops. Typical projects may include site assessments, risk assessments, regulatory strategy development, above-ground and underground tank testing, remediation design and construction, on-site recovery and maintenance and state funding recovery. Market drivers are state and federal regulatory mandates; however, clients are sensitive to value-added pricing and the quality of services. For the reasons noted above, the petroleum industry tends to award large volume contracts to a select number of service providers that can meet these requirements. ATC's National Petroleum Industry Program is focused on maintaining client relationships, ensuring quality service delivery and coordinating internal pricing strategies. ATC's success and commitment to the petroleum industry has made it a leading service provider in this market. Management believes that targeted clients in this industry can generate annual revenues for ATC in excess of $10.0 to $15.0 million over the next five years. Other integrated services offered by ATC to petroleum clients include Phase I and Phase II assessments for property transactions, environmental insurance, geotechnical engineering, construction materials testing and engineering, analytical laboratory services and construction management.

         Industrial Hygiene Services. The Company offers a variety of industrial hygiene services, including asbestos management, industrial hygiene investigations and analyses, indoor air quality services and industrial hygiene laboratory services, each as described below.

         ATC provides asbestos management services including comprehensive asbestos testing and consulting. These services may begin with a survey of facilities to determine the condition, type, quantity and location of asbestos. After gathering field samples, the Company may utilize polarized light microscopy, phase contrast microscopy and transmission electron microscopy to analyze asbestos fibers. Other services include risk assessment, remediation design for asbestos abatement, industrial hygiene services before, during and after the asbestos removal process, development of operations and maintenance training programs for facilities personnel and asbestos awareness seminars for client personnel.

         ATC's services are designed to enable building owners and operators to comply with federal, state and local regulations for asbestos control by providing a comprehensive approach for controlling or removing asbestos. Management believes that ATC is one of the largest providers of asbestos management services in the United States and that ATC will continue to gain market share in the industry because small regional competitors will be unable to meet the demands of national, multiple-site projects. ATC's technical personnel include registered architects, professional engineers, certified industrial hygienists, certified safety professionals and asbestos specialists, all with extensive experience in managing asbestos materials. Such personnel are licensed and certified by federal, state and local agencies.

         As part of the services related to industrial hygiene investigations and analyses, ATC evaluates potential health hazards in occupational settings, including hazards arising from exposure to chemical or biological substances. Potential hazards include corrosive chemicals, solvents, gases, toxic dusts, radiation, lasers, noise, lighting, heat, bacteria and other pathogenic organisms. Results of these evaluations determine the extent of exposure to potentially hazardous substances, and methods can then be developed to control and minimize associated risks. Field measurements are used to determine compliance with governmental regulations and other standards. After corrective measures are designed and implemented, ATC provides follow-up monitoring which is designed to ensure that workplace exposures are minimized.

         Healthy indoor air quality is recognized as an essential factor in promoting comfort and welfare. ATC's indoor air quality specialists conduct investigations designed to identify (i) sources of indoor air pollution and (ii) possible effects on occupants. A thorough building system investigation evaluates mechanical and ventilation systems. An inventory of chemicals, air contaminants, office equipment, plants, harmful sub-chemicals, air contaminants and maintenance practices are part of the evaluation. ATC typically recommends solutions that are customized to each specific facility and problem. Market drivers are related to workplace environment and productivity issues.

         ATC's laboratory services utilize in-house analytical testing facilities capable of detecting and quantifying a wide variety of materials, including asbestos-containing materials and hazardous substances. These laboratories are certified in states where ATC's industrial hygiene services are offered. ATC provides industrial hygiene services to commercial, institutional and industrial clients and governmental entities. Compliance with federal, state and local regulations is a market driver; however, general concern for human health and the environment, along with potential liabilities, are also significant incentives for clients requesting these services.

         Water and Wastewater Management. Due to the acquisition of BCM, ATC has the ability to provide water and wastewater services for municipal and industrial clients. For municipal water clients, these services include the design, operation, maintenance and construction management of water supply systems and reservoirs, water treatment plants, water pumping systems, pipelines and elevated storage tanks. Municipal sewerage system services include the design, operation and maintenance, financial rate analysis and construction management of sewers, lift stations and wastewater treatment systems. Market drivers for these services are the demand for new or upgraded water and sewerage systems in developing residential and commercial areas. Furthermore, old water and sewerage systems constructed prior to the 1980's are deteriorating and often require upgrading. Regulatory requirements for meeting water quality criteria and local moratoriums on area developments are often drivers for these services. Municipal client relationships generally require a significant effort to develop; however, once established, such relationships can provide long-term demand for repeat services by a provider.

         Industrial water and wastewater services are more client-specific with regard to the types of services required. Prerequisite qualifications for selection by an industrial client are knowledge and experience with various manufacturing processes along with expertise in a variety of biological and physical/chemical processes. Client relationship development and quality service delivery are key factors in maintaining repeat business with industrial clients. Typical project tasks may include wastewater characterization studies, permitting and regulatory strategy development, process water and material balances, waste treatability studies, water and wastewater treatment system design, system operation and maintenance and construction management. Market drivers include the need to expand an industrial facility's production rates and compliance with treated effluent discharge criteria established by state and federal regulatory agencies. Other integrated ATC services may include hazardous waste management services, analytical laboratory services, construction materials testing and engineering and environmental insurance.

         Lead Risk Management Services. ATC was one of the first companies to provide national lead risk management services because it had the first state-accredited lead risk management training institute in the United States. ATC is a co-founder of the National Lead Abatement Council, the first trade organization representing contractors, inspectors, vendors, attorneys and public officials engaged in managing lead risks. ATC maintains a high degree of visibility and credibility in the lead services arena through participation in professional and standard-setting organizations and through publishing articles in trade publications.

         Until recently, lead risk management services were sought primarily to establish compliance with lead poisoning prevention regulations. However, the market is now expanding as clients increasingly seek voluntary risk reduction programs and defend against a proliferation of lead poisoning lawsuits.

         Federal law requires lead paint testing of all federally assisted public housing authority projects nationwide and comprehensive abatement of lead paint identified in these projects. ATC has provided lead paint testing and abatement project management services to numerous public-housing authorities throughout the United States. ATC is currently pursuing opportunities created by federally funded programs.

         Management believes that the market for lead risk management services has a potential for high growth rates over the next five to ten years. In order to focus and develop its technical resources in this area of specialization and provide a program dedicated to marketing these services to targeted groups, ATC formed the Lead Risk Management Program in 1996.

         ATC's lead risk management services are comprised of corporate lead risk management services, steel structure and industrial compliance services and residential lead paint testing and project management services.

         ATC develops corporate lead risk management programs, policies and procedures catering primarily to insurance companies, lending institutions, law firms and large real estate managers. Policy development typically entails an examination of a client's real estate with respect to potential lead liabilities. Working closely with corporate legal and technical divisions, ATC recommends policies and procedures to ensure lead-safe management of properties and compliance with applicable lead poisoning prevention regulations. The Company's corporate lead risk management services also include designing and implementing compliance training seminars and workshops.

         ATC also offers lead paint litigation support services exclusively in support of property owners, managers, lending institutions and insurers. These services include case consultation, regulatory analysis, document and deposition review, expert testimony, as well as site investigation and testing services.

         ATC provides comprehensive environmental monitoring of surface preparation activities that include the removal of lead and associated coatings from steel structures. Nationwide, hundreds of thousands of petroleum storage tanks, water tanks, transportation bridges and other major structures are made of steel and painted with coats of lead-based paints and lead primers. These structures require periodic maintenance, including full removal of the lead paint and primers followed by re-painting to prevent corrosion. ATC employs trained engineers and prepares abatement specifications to guide major customers through lead removal activities in accordance with all federal, state and local regulations.

         ATC provides residential property owners and managers with testing and project management services for the analysis and abatement of lead contamination in paint, soil, air and drinking water. Consultation services include conducting surveys to identify lead problems, and designing optimal procedures for the removal of lead paint. Project management services include providing construction monitoring of lead projects to prevent exposure to lead dust.

         Health and Safety Training. The Company has established several health and safety training and advisory programs. ATC operates training schools under the name The Environmental Institute, as well as under ATC Associates. Management believes that the Environmental Institute is a leading environmental services learning center. The Company develops and presents public and private training courses each year for those involved in environmental, asbestos, lead, hazardous materials and safety and health issues. "Right-to-Know" programs in accordance with mandates by OSHA, the EPA and some state regulations are designed to communicate information regarding the hazards of chemicals to workers and communities. ATC routinely customizes courses to meet specific client needs. The Environmental Institute also provides basic technical training for ATC's professionals.

Construction Materials Testing and Engineering Services
-------------------------------------------------------

         ATC provides testing and client representative services related to soil, concrete and steel materials used in the construction industry. These services are divided between two broad categories (i) construction materials testing and engineering and (ii) geotechnical testing and engineering. From the preconstruction stage of evaluating materials to the completion of the project, ATC's range of services supporting construction projects include quality assurance and quality control, construction specifications, test evaluations, materials performance documentation and problem solving. These services are conducted in ATC's laboratories prior to and during construction, in the fabrication plant and at the construction site.

         ATC's expertise in these areas provide valuable assistance to clients in the construction of foundations, highways, railroads, dams, bridges, transmission towers, buildings, airports, industrial plants, water supply facilities, wastewater treatment facilities, dock and waterway facilities, solid waste landfills, power plants and many other structures. Potential clients include architects, engineers, contractors, commercial developers, local and federal government agencies and corporations.

         ATC provides state-of-the-art testing of concrete and structural and reinforcing steel. Through proven systematic methods and procedures of quality control management, ATC customizes project work to meet the specific needs of the client. As a result of its national presence, ATC is able to deliver materials testing services on-site for the duration of a construction project, giving it a competitive advantage over regional and local providers.

         Concrete is tested during and after placement to measure the mixture and strength of concrete. Specifications are developed by the architect or engineer and are customized for the design of the structure or foundation. Steel structures are tested for deficiencies in two main areas, the beam welds and the fastening bolts. While many steel tests are performed at the project site, tests are also done at the steel fabrication plant, where the process can be monitored and imperfections can be corrected more efficiently.

         Concrete and steel samples collected in the field are transported back to a local ATC laboratory for analysis. Field representatives are deployed to the job site from the nearest area office providing these services. Typically, a 200-mile proximity to the job site is the most economically feasible distance for providing these services. Therefore, ATC only provides these services in areas with construction activities to support the necessary operational resources. Periodically, field offices are established to accommodate large projects.

         Geotechnical Engineering and Consulting Services. ATC's geotechnical engineering and consulting services involve the analysis of soil data and design of structures supported on or within the earth. Geotechnical services begin with the project planning and design phase of a project, extend through construction, and often continue through the service life of a structure. Geotechnical engineers, geologists and earth scientists conduct geotechnical, subsurface explorations to ascertain the behavior of soil, rock and groundwater as affected by existing geologic features and new construction activities. ATC's professionals have expertise in soil and rock mechanics, geophysics and earthquake engineering. The design of a subsurface program requires familiarity with local geology and a thorough knowledge of economical construction methods. ATC provides expertise to customers through its extensive geographic distribution of offices staffed by professionals with expertise in a wide variety of soil conditions and physiographic provinces.

         Soil tests are performed to determine soil compaction characteristics both before foundation design and after excavation or soil placement have taken place. The purpose of these tests is to determine the stability and load-bearing characteristics of a soil before, during and after construction. ATC uses the expertise of its geotechnical engineers, geologists and experienced field drilling personnel to design a field exploratory program. The field data and samples are brought to certified ATC soils laboratories for further testing and evaluation. The information obtained during the field exploration and laboratory testing is used to provide the client with cost-effective designs for high-rise building foundations, site improvements, tunnels, dams, manufacturing facilities, landfills, bridges and many other structures. ATC also provides specific recommendations to avoid delays and cost overruns during construction, particularly in the weather-dependent site preparation phase of a project. An engineering report is prepared under the direction and review of a licensed professional engineer familiar with the particular geologic conditions and engineering practices of the project area.

Information Management Technology Services
------------------------------------------

         ATC's information management technology services encompass all phases of information system design, development, maintenance and management in client server and mainframe-based environments. The Company also provides support to clients in maintaining computer systems and in areas such as help desk management and other system and network support services. The Company's information management technology services fall into the following four categories: (i) general information technology consulting services; (ii) internet/intranet applications development; (iii) outsourcing services; and (iv) environmental information management technology services.

         The Company's general information management technology consulting services are designed to provide highly trained technical personnel to meet clients' supplemental staffing needs. Such personnel typically provide services in the areas of design, programming, testing, implementation, maintenance, support, data conversions and the evaluation of networks, databases and operating systems. These services are generally provided on an hourly billing rate basis.

         Through its Internet/intranet applications development services, the Company provides leading-edge technology design and implementation services in the development of dynamic database applications that operate over clients' customized intranets or through the Internet. These services can include web site hosting services, where appropriate, which are used to segregate the applications database from a client's internal data base systems.

         As part of its outsourcing services, ATC offers outsourcing staff support services to provide staffing and management of all aspects of an information management technology project or service within guidelines established by the Company and the client. The Company's outsourcing service offerings include help desk support, remote network administration and Internet site development, hosting, maintenance and support.

         ATC provides information management technology services related to environmental data, data storage and access and regulatory compliance documentation. This capability, along with ATC's core environmental services, national infrastructure, depth of professional expertise and environmental insurance products, has been a competitive advantage in winning certain national contracts.

         Market demand for these services is high, and pricing strategies typically allow high labor rate multipliers. This is especially the case for critically needed expertise by a client when information management technology systems are inoperable due to software or hardware problems. Prospective clients for ATC's information management technology services include corporations, institutions and governmental agencies.

Other ATC Products and Services
-------------------------------

         In addition to the core services described above, ATC maintains specialized services that can be integrated with the overall needs of its clients. This is part of ATC's overall business strategy to build and maintain client relationships while adjusting to the market demand for professional services. Most of these services have either developed within the last five years or been obtained through recent acquisitions. The following is a description of some of the non-core services offered by ATC to complement its core business.

         Environmental Laboratory Analytical Services. ATC provides environmental laboratory analytical services to outside clients as well as to internal operations. Full-service analytical laboratories are located in
Atlanta, Georgia; Indianapolis, Indiana; Woburn, Massachusetts; and Dallas, Texas and cover organic and inorganic analyses of soil, water, waste and gas media. These laboratories as well as various other ATC offices also provide analysis of asbestos materials. State and federal certifications are maintained by ATC's laboratories for conducting tests under strict audits established by state and federal agencies' quality assurance protocols. Annual recertification procedures are typically required to ensure that laboratories continue to operate under the latest standards of practice. Laboratory service clients are comprised of commercial, industrial, municipal and federal government clients. On many occasions, these services are provided as support to other internal projects and services offered by ATC. However, due to market demand, ATC's laboratories obtain over half of their revenues from outside clients, many of which are direct competitors of ATC.

         Environmental Insurance. As a result of the recent acquisition of EWI, ATC can now offer environmental insurance products to existing and new clients. In the last two years, numerous new insurance products have been developed to meet the increasing demand by owners or operators for liability protection and risk limitation against environmental problems. Examples of new insurance products include: (i) environmental risk transfer insurance for sellers and buyers of real estate; (ii) lender protection insurance; and (iii) remedial cost cap insurance. Management believes that the ability to offer innovative environmental insurance products to its clients is a distinct advantage in the environmental services industry that will allow ATC to further meet the special needs of its clients. Prospective clients for these products are lending organizations, commercial developers, real estate holding companies, municipalities and large corporations. Insurance premiums can vary from several thousand dollars to several hundred thousand dollars, depending upon the extent and amount of coverage required. These costs, although significant, are seen as reasonable risk management tools by a client when spread across a portfolio or when necessary to close a transaction or avoid carrying or incurring a major liability on a corporate balance sheet.

         Building Condition Surveys. As part of its integrated service strategy for commercial and industrial clients, ATC also offers building condition surveys. As a general rule, building condition surveys involve an evaluation of the facility's heating, ventilation and lighting systems, water services, roofing system and structural/ architectural construction. This service is frequently associated with the purchase of real estate where the purchaser requires an evaluation of operation and maintenance exposures of property prior to closing. These services are also integrated with other ATC commercial and industrial project services such as Phase I and Phase II assessments, asbestos assessments, indoor air quality consulting and lead risk management. ATC is in the process of promoting and developing building condition surveys on a national level.

         Construction Management Services. Through its effort to serve its clients' needs and generate additional profitable revenue sources, ATC extends its services to include construction management services. These services range from serving as the client's field representative during construction to complete management and responsibility for project construction. The role of the client representative is to ensure that the construction is done according to the plans and specifications developed by either ATC or the architect/engineer. These services are typically billed on either daily rates or hourly rates plus expense reimbursement.

         An example of such services includes the oversight of construction of a water or wastewater treatment facility for a client. Such projects are generally long duration assignments. Other client opportunities may occur when a client desires to have a project completed on a "turnkey" basis, which covers not only the facility design but also its construction and startup operation.

Marketing and Sales

         Marketing, Environmental and Construction Materials and Engineering Testing Services. The Company provides its professional consulting, engineering and testing services in the environmental and construction industries to Fortune 500 companies, small companies, real estate property owners and managers and federal, state and local governments. The Company's contracts are obtained by its professional sales staff through relationship building followed by proposals and bidding. Referrals from existing and former clients, architects and engineers are a significant source of contract leads. The Company has been able to sell both environmental services and construction materials testing and engineering services to the same clients.

         Consistent with trends towards focusing on litigation, liability and cost management, there is an increasing tendency for companies to obtain a greater share of their environmental services from a smaller number of large national service providers. Industry observers attribute this trend to (i) the need for broader services, (ii) the desire to reduce the number of consultants used and (iii) secondary issues such as minimizing liability exposure through the use of large firms carrying greater insurance and indemnity coverage. The Company believes that this trend presents a significant opportunity for firms, such as ATC, that have the service diversity, the technical skills, branch office coverage, team mobilization capabilities and financial resources to perform the services and provide the insurance and indemnity protection demanded by large corporate and governmental clients.

         To take advantage of this trend, ATC's overall marketing strategy is a combined national and regional approach. National efforts are directed by senior professionals of the Company, while regional efforts are typically directed either by a regional or branch manager or by a sales and marketing professional. The Company's regional sales and marketing departments generate leads, act as proposal administrators, perform technical writing and generally support the Company's sales efforts. In addition, senior technical and sales staff have been assigned to market specialized services to specific sectors such as the PCS/Wireless communications industry and Brownfield initiatives.

         ATC presently markets its environmental services and construction materials testing and engineering services through its network of branch offices located in 35 states. Direct marketing is accomplished by technical sales representatives, technical personnel and management personnel who routinely call on prospective clients. ATC also utilizes government and industry publications to identify potential services and requests for project proposals for submission of competitive bids. In addition, ATC markets its services through its environmental seminars and training courses for existing and potential clients.

         Marketing,  Information  Management  Technology  Services.  The Company
provides information management technology consulting services to Fortune 500 and other clients, including major companies in the telecommunications, financial services and pharmaceutical industries. A significant majority of the Company's information management technology service revenue is derived from its existing client base. The Company obtains new clients through personal sales presentations, telemarketing, referrals from other clients and referrals from current and former staff. In addition, ATC has found that a significant need for information management technology services exists among its present environmental services and construction materials testing and engineering clients and as a result, cross selling between these areas has been advantageous.

         National Technical and Sales Programs. Recent trends in the engineering and consulting market require that a service provider commit considerable resources toward maintaining and developing client relationships. This shift from project-specific to long-term client relationship partnering requires a service provider to dedicate both technical and marketing resources toward tailoring services for a client. It also requires the provider to maintain a broad range of responsive, quality services. The rewards of such client relationship partnering and quality, service-focused programs are continued revenues from repeat customers and, in many instances, sole source solicitation and award of work to the firm.

         ATC's  two  initial  national  programs  were the  National  Commercial
Accounts Program, started in November 1995, and the Lead Risk Management Program, started in March 1996. Revenues from the National Commercial Accounts Program are derived primarily from real estate assessment services provided to banks, insurance companies, real estate management companies and retailers. The Lead Risk Management Program's revenues are derived primarily from local and state housing authorities, municipalities and financial institutions.

         In May 1996, ATC established the Hazardous Waste Management/Brownfield Development Program. This program was created to develop, coordinate and market ATC's hazardous waste consulting services primarily targeted at large industrial clients. In response to the emerging Brownfield redevelopment market, ATC also established business relationships with firms specializing in the identification, purchase and resale of environmentally impaired properties. Since April, 1997 when these relationships were formed, ATC has been awarded four Brownfield projects.

         In August 1996, ATC established the Federal Program, which is focused on procurement initiatives from the U.S. Postal Services, the Army Corps of Engineers, the Veterans Administration and several other small federal government agencies. Much of this work is derived from subcontracting or team relationships with larger federal government contractors. The purpose of this program is to coordinate and maximize ATC's efforts to obtain business from the federal government.

         In March 1997, ATC initiated the PCS/Wireless Communication Program. In 1995, it was anticipated that up to 100,000 towers would be needed by the year 2000 to deploy networks for mobile radio and PCS services. As of June 30, 1997, there were over 38,000 operating sites. ATC services required for each tower installation include environmental, geotechnical, structural and construction materials testing and engineering. Since its inception, the program has received project awards from six nationally known communication companies.

         In July 1997, ATC formally established the Petroleum Services Program to focus on coordinating and expanding ATC's services to existing and targeted retail and fully integrated petroleum companies. Eligible facilities for ATC services include underground and aboveground storage tank installations, terminals, pipelines and refineries. Currently, eleven nationally known petroleum companies are managed by the program.

         In order to capitalize on emerging high growth markets and services, ATC plans to continue adding new National Programs. One program under consideration is an international business development program. The Company intends to expand its operations into international markets, beginning with the Asia-Pacific region. ATC is currently providing asbestos management services to Mitsui Fudosan in Japan and is designing a wastewater treatment facility for a U.S. multi-national corporation in China. The Company intends to use these and other relationships to pursue new opportunities in the Asia-Pacific region and, if appropriate, establish an international business development program. As part of its acquisition strategy, ATC will also consider candidate firms with existing operations or business relationships in attractive international markets.

Key Client Sectors

         ATC's services and products are applicable to a full range of business, manufacturing, institutional and governmental sectors. However, based on demand for its services, existing relationships and revenue generation potential, ATC has targeted eight key client sectors for development under its national and regional sales activities. Those key client sectors, in order of priority, are:

1. Petroleum Industry
2. Chemical Industry
3. Financial Institutions
4. Real Estate Management and Development Firms
5. Municipalities
6. Public School Systems
7. Public Housing Authorities
8. U.S. Army Corps of Engineers

Competition

         The environmental services, construction materials testing and engineering and information management technology consulting industries in which the Company operates are subject to intense competition. In addition to the thousands of small environmental consulting and testing firms operating in the United States, ATC competes with several national environmental engineering and consulting firms including Law Companies Group, Inc., Dames & Moore, Inc. and Professional Service Industries, Inc. In the information management technology consulting market, ATC competes with many small and medium-sized firms as well as large temporary staffing companies, including The Olsten Corporation, Corestaff, Inc. and Accustaff Incorporated, among others, and large systems consulting firms.

         Certain of ATC's present and future competitors may have greater financial, technical and personnel resources than ATC. It is not possible to predict the extent of competition that ATC will encounter in the near future as the environmental services, construction materials testing and engineering and information management technology consulting services industries continue to mature and consolidate. Historically, competition has been based primarily on the quality, timeliness and costs of services. The ability of ATC to compete successfully will depend upon its marketing efforts, its ability to accurately estimate costs, the quality of the work it performs, its ability to hire and train qualified personnel and the availability of insurance.

Organization

         ATC is a Delaware corporation and was incorporated in 1987 as ATC Environmental, Inc. ATC's organizational structure consists of five operating regions and corporate support operations in Sioux Falls, South Dakota; New York, New York; and Woburn, Massachusetts. ATC's principal executive offices are located in New York, New York. Branch offices within each region are encouraged to share projects and technical resources to accomplish common deadlines and goals. Profits and losses are measured at the branch level to ensure profitability of all operations. Operational management and performance incentives, however, are maintained at the regional level to foster coordination of effort and technical resources in broad geographic areas.

Office and Support Services

         ATC operates through 74 branches located in 35 states. The branch is the basic economic and functional unit of the Company through which all services are provided. Personnel located in each office are experienced in developing and implementing solutions, which meet the requirements of local regulations. The Company monitors all branches with an experienced staff of regional vice presidents. ATC specialists are responsible for introducing new services to customers, managing projects within budget and meeting pre-established quality control standards. Each region also has dedicated sales and marketing staff and a financial controller. ATC has created systems and controls at the branch level through the use of standardized operating procedures.

         The Company intends to relocate all administrative functions located in Sioux Falls, South Dakota, consisting primarily of accounting, human resources and MIS support, to Woburn, Massachusetts. Severance costs associated with the relocation are expected to be nominal. It is anticipated that the relocation will be complete by the end of fiscal 1999.

Personnel

         As of May 1998, ATC employed approximately 2,043 employees, 1,619 of which were full-time employees and 424 of which were part-time staff members. ATC's employees consist of 1,602 technical and professional personnel, 60 sales and marketing persons and 381 administrative employees inclusive of executive officers. The backgrounds of ATC's technical and professional staff include, among other disciplines, environmental engineering, information management technology, industrial hygiene, hydrogeology, chemistry, biology and geology. ATC from time to time hires additional personnel on a temporary basis.

Insurance

         ATC has secured a "claims made" professional liability insurance policy, including contractor's pollution liability coverage. The professional liability insurance policy has a two-year term, ending on June 1, 2000, which is subject to biennial renewal, with a per-claim limit of $10.0 million, an aggregate limit of $20.0 million and a self-insured retention of $150,000 per claim. Increased limits have been obtained on a specific endorsement basis to meet the needs of particular clients or contracts. A "claims made" policy only insures against claims filed during the period in which the policy is in effect. This policy covers both errors and omissions. Under the policy, the self-insured retention payable in respect of a claim decreases to $50,000 per claim for the balance of the policy term, if the Company has paid an aggregate of $600,000 during the policy term. Although various claims have been made in the past against the Company's professional liability/contractor's pollution policy, to date no such claim has ever resulted in an insured loss. The Company has paid $0, $25,000 and $16,000, respectively, for fiscal 1996, fiscal 1997 and fiscal year 1998, for uninsured professional liability and pollution claims (i.e., claims that have not exceeded the $250,000 deductible) under the policy in effect prior to renewal. In the three months ended November 30, 1997, the Company recognized a $250,000 charge related to a probable loss for the uninsured portion of a claim made under the Company's prior year's professional liability insurance policy. ATC also carries an occurrence form general liability insurance policy in the amount of $1.0 million, with a $10.0 million umbrella. This coverage includes products/completed operations. The general liability insurance policy has a one-year term, ending on June 1, 1999, and is subject to annual renewal. ATC's policies have been renewed in each of the years they that have been in effect. In addition, the Company maintains a claims made directors and officers' liability insurance policy with an aggregate limit of $10.0 million, which was procured in February 1998. The Company also procured a six-year extended reporting period for the directors and officers' liability insurance policy that was in effect prior to the replacement policy. The Company can make no assurance that insurance coverage will continue to be renewed or available in the future or offered at rates similar to those under the current policy.

Item 2.  Properties.
-------  -----------

         ATC leases office space, laboratory facilities, temporary housing facilities and storage space under operating lease agreements, which have varying dates of expiration. ATC utilizes all of its leased facilities near maximum capacity. However, ATC does not foresee any difficulty in leasing adequate supplementary facilities, if necessary, and therefore does not believe any of its leases are material. The Company leases the facility housing its principal executive, administrative, operations and laboratory facilities, aggregating approximately 40,000 square feet located at 104 East 25th Street, New York, New York at a base rate of $362,700 per annum with a term ending on September 30, 2001. ATC has three separate lease and sublease agreements which, on an aggregate basis, cover the premises housing its consulting and laboratory operations at 600 West Cummings Park, Woburn, Massachusetts, comprised of approximately 24,567 square feet at an aggregate base rent of approximately $310,844, with lease terms expiring at the end of the summer in 2002. ATC entered into three leases with the Mann Realty Company in connection with its acquisition of the assets of ATEC. These leases for the premises located in Indianapolis, Indiana, Dallas, Texas and Atlanta, Georgia cover 15,827 square feet, 12,150 square feet and 18,700 square feet, respectively, at annual rents of $193,512, $117,540 and $209,936, respectively. Each of the three leases has a ten-year term, all of which commenced on May 24, 1996, with an option to terminate after four years upon the occurrence of certain specified events. Although the Company believes it can lease similar space, no assurances can be given that the Company will obtain leases at the same locations and at the same lease rates.

         In  addition,  ATC  utilizes  various  laboratory,  field and  computer
equipment,   which  are  owned  or  leased.   ATC  also  rents  equipment  on  a
project-by-project basis.

Item 3.  Legal Proceedings.
-------  ------------------

General Litigation

         Irv Richter v. ATC Group Services, Inc., et al, Civ. Action No. 16007-NC, Court of Chancery, New Castle County, Delaware. Joseph I. Peters v. George Rubin, et al, Civ. Action No. 16026-NC, Court of Chancery, New Castle County, Delaware. On or about November 5, 1997, a summons and complaint were filed in the Court of Chancery of the State of Delaware in and for New Castle County (the "Delaware Court") on behalf of Irvin Richter, as plaintiff (the "Richter Complaint"). The Richter Complaint named the Company and the members of the Company's board of directors as defendants. On or about December 18, 1997, counsel for Mr. Richter filed with the Delaware Court a Notice of Dismissal Without Prejudice of the Richter Complaint. On or about November 12, 1997, another summons and complaint were filed in the Delaware Court on behalf of Joseph I. Peters, as plaintiff (the "Peters Action"). On or about December 18, 1997, an amended complaint was filed in the Peters Action (the "Amended Complaint"). The Amended Complaint names the Company, the members of the Company's board of directors, Weiss Peck and the WPG Corporate Development Associates V, L.P., a Weiss Peck affiliate, as defendants. The Amended Complaint challenges the Tender Offer and Merger. The Amended Complaint seeks class action status on behalf of the stockholders of the Company. The plaintiff in the Peters Action claims that the offer price for the Company's Common Stock is inadequate and that the defendants have breached their fiduciary duties to the plaintiff and other stockholders of the Company. The plaintiff seeks, among other things, to enjoin the Transactions or compensatory damages. On January 7, 1998, a motion to dismiss was filed by Weiss Peck and WPG Corporate Development Associates V, L.P, a Weiss Peck affiliate. On January 13, 1998, answers to the complaint were filed by the Company and the remaining defendants. The parties to the Peters Action are currently conducting discovery. The Company believes the allegations contained in the Amended Complaint are without merit and intends to defend the Peters Action vigorously; however, there can be no assurance of the outcome.

         First Fidelity Bank, N.A., et al v. Hill International, Inc. et al., Superior Court of New Jersey, Law Division, Burlington County, Docket No. Bur-L-03400-95, filed December 19, 1995. Irvin E. Richter, et al v. ATC Group Services Inc., et al. United States District Court, District of New Jersey, Civ. No. 96 CV 5818 (JBS) filed December 6, 1996. On December 19, 1995, a second amended complaint was filed in the above-entitled action which joined the Company as a defendant and included a count against the Company seeking recovery of certain assets purchased from Hill on the grounds that plaintiff banks held security interests in the assets and that Hill was in default under the security agreement creating such alleged security interests. The original plaintiffs in this action were First Fidelity Bank, N.A. and United Jersey Bank, N.A. The primary defendants were Hill and certain of its subsidiaries, and Irvin Richter, David Richter, Janice Richter and William Doyle. Irvin Richter and David Richter are officers and stockholders of Hill. In April 1996, the Company filed a cross-claim against Hill, Irvin Richter and David Richter alleging breach of contract and fraud, among other allegations, and seeking unspecified damages, including punitive damages, and equitable relief. In August, 1996, Hill and the Richters filed an answer denying ATC's cross-claims, a cross-claim against ATC and a third party claim against certain members of ATC's management and an employee. The cross-claim and third party claim seek unspecified damages, including punitive damages, for defamation, breach of the Richters' non-competition agreements and securities fraud. The defamation claims are based
(i) on plaintiff banks' allegation of fraud against Hill and the Richters in their amended complaint, which Hill and the Richters allege was based on defamatory statements made by ATC in settlement discussions with the plaintiff banks and (ii) on a letter alleged to contain defamatory statements which was sent to an account debtor of the Company by an employee. In its answer, the Company both denies that it made defamatory statements and asserts that the defamation allegations fail to state legally valid claims. The breach of contract and securities claims are based on allegations that ATC made representations concerning a registration rights agreement to be provided in connection with options issued to the Richters as consideration for their non-competition agreements. In its answer, the Company denies that an agreement concerning registration rights was ever reached and asserts that any such rights were forfeited or suspended by the Richters in any case as a result of their conduct in connection with the asset purchase. ATC also disputes that the Richters sustained damages on the grounds, among others, that the options were non-transferable and because ATC's stock price never exceeded the exercise price at any point where the options would have been exercisable. These related cases are in the discovery phase. In January, 1997, the plaintiff banks dismissed their claim against ATC. On December 6, 1996, Hill and the Richters commenced an action against ATC and the same officers and employees of ATC alleging essentially the same claims in federal court as in the state action. This action is entitled Irwin E. Richter et al. v. ATC Group Services, et al., Civ. No. 96-5818 (JBS), U.S. District Court for the District of New Jersey, December 6, 1996. ATC has answered, raising the same defenses and additional defenses related to the timeliness of the federal securities claims. The case is currently in the discovery phase. It does not create a risk of double recovery. In the Company's opinion, the outcome of this matter will not have a significant effect on the Company's financial position or future results of operations and cash flows, although no assurances can be given in this regard.

         Commonwealth of Massachusetts v. TLT Construction Corp. et al., Civ. Action No. 96-02281 F, Superior Court of Middlesex County, Massachusetts. This is an action brought by the Commonwealth of Massachusetts in April 1996, against the architects and general contractor on a renovation and construction project on the Suffolk County Courthouse in Massachusetts. The basis of the lawsuit is that one or more damp-proofing products specified by the architect defendants and installed by the contractor defendant made employees in the courthouse ill because of the off-gassing of harmful vapors. Dennison Environmental Services Inc., ("Dennison") an ATC subsidiary, was joined on August 13, 1996, as a third party defendant by TLT Construction Corporation, the general contractor, because Dennison performed some air quality testing of the air in the courthouse for the Commonwealth of Massachusetts during the construction process. The contractor alleges that it acted in reliance on these tests in continuing to install the material after the test report was given to it by the state. ATC's position is that it did not commit any error or omission in this case, that ATC made no representation to the contractors or material supplier and had no privity with them and that Dennison's opinion concerning short term, during-construction health effects of the off-gassing could not be justifiably relied upon with respect to the long-term performance and health effects of the product or its installation. This case is in the discovery phase. At this point, ATC considers the case to be without merit, and ATC intends to vigorously defend the action. The Company currently has in force a professional liability insurance policy in the amount of $10,000,000 with a deductible of $250,000. Notice of claim has been made under the policy regarding this action. In the Company's opinion, the outcome of this matter will not have a significant effect on the Company's financial position or future results of operations and cash flows, although no assurances can be given in this regard.

     Barrett-Moeller et al. v. ATC Associates Inc., Civ. Action No. 97-01037D, Superior Court of Middlesex County, Massachusetts. This is an action arising out of the same set of occurrences as gave rise to Commonwealth of Massachusetts v. TLT Construction, Corp. described above. The action was brought by a group of employees who worked in the Suffolk County Courthouse during the period in which the off-gassing of harmful vapors was alleged to have occurred. The suit seeks damages for personal injury in an unspecified amount. The Company currently has in force a professional liability insurance policy in the amount of $10,000,000 with a deductible of $250,000. Notice of this claim has been made to ATC's professional liability insurer.

     Joan Spencer v. TLT Construction et al., Civ. Action No. 97-4161C, Superior Court of Middlesex County, Massachusetts. This is an action arising out of the same set of occurrences as gave rise to Commonwealth of Massachusetts v. TLT Construction, Corp. described above. The action was brought by an employee who worked in the Suffolk County Courthouse during the period in which the off-gassing of harmful vapors was alleged to have occurred. The suit seeks damages for personal injury in an unspecified amount. The Company currently has in force a professional liability insurance policy in the amount of $10,000,000 with a deductible of $250,000. Notice of this claim has been made to ATC's professional liability insurer

         Cambridge Housing Authority v. CON-TEST, Inc. and ATC Group Services Inc., Superior Court of Middlesex County, Massachusetts. This action was brought on October 1, 1997 for damages in excess of $1,000,000 alleging that Con-Test, Inc. breached its contract with Cambridge Housing Authority and was negligent in performing asbestos survey work preparatory to a housing project re-modernization project. ATC was joined as a party on the theory of continuous business enterprise successor liability. ATC has filed an answer denying that it was a successor to Con-Test under Massachusetts's law and asserting that it should therefore have no liability for Con-Test's alleged acts or omissions. The Company believes that the case is without merit because ATC does not meet the definition of successor liability in the State of Massachusetts. ATC has filed a notice of claim with Con-Test's insurance company which has assumed the defense of the action.

         State of New York Department of Taxation and Finance. The Company has received a notice of audit from the New York State Department of Taxation and Finance ("NYDTF") for the three fiscal years 1993, 1994 and 1995. The agent has issued a preliminary audit report, which is expected to be the basis of a formal assessment estimated to be approximately $200,000. ATC's most recent communications with the NYDTF indicate that it is probable that ATC will incur a liability for back taxes in an approximate amount of $200,000 which the Company has recorded as a liability as of February 28, 1998.

     Professional Service Industries, Inc. v. ATC Group Services Inc. and Thomas Bowker, Superior Court, Norfolk County, Massachusetts, June 19, 1997, Civ. No. 97-01146. The complaint alleges that ATC interfered with a non-competition agreement between Mr. Bowker, currently an ATC employee, and PSI. An injunction has been issued by the court against ATC and Mr. Bowker prohibiting them from competitive acts within certain geographic areas. The case is currently on hold pending mediation between the parties in an attempt to settle the case. If settlement is not achieved through the mediation process, ATC intends to continue to vigorously defend the claim.

Administrative Violations

         Indiana Department of Environmental Management v. ATC Associates Inc. ATC received a Notice of Violation and Proposed Agreed Order, EPA I.D. No. IND 004939765, dated June 9, 1997, on June 12, 1997 and a revised NOV and Proposed Agreed Order on April 22, 1998. The revised Proposed Agreed Order seeks a penalty in the amount of $78,400 for alleged violations of the federal hazardous waste regulations and Indiana hazardous waste regulations arising out of the handling of hazardous wastes in ATC's Indianapolis laboratory. ATC and the Indiana Department of Environmental Management ("IDEM") are currently engaged in settlement discussions. As a result of this settlement process, the Company believes that this penalty will be reduced although there can be no assurances in this regard. ATEC will be responsible for one-half of any ultimate penalty.

Probable Claims

         One Parkway Project. ATC has received notice of related potential claims by R.M. Shoemaker Co., a Pennsylvania construction firm, and four of its workers arising out of ATC's performance of asbestos abatement survey, design and project monitoring services. The services were performed by ATC's Burlington, New Jersey office on a project known as the One Parkway Project. The claims allege that ATC: (i) failed to locate certain asbestos-containing materials in a high rise building during its inspection of the facility; (ii) failed to include these undiscovered materials in the design specifications for an asbestos abatement project in connection with a renovation project on the building; and (iii) failed to properly clearance inspect and test the areas on which abatement had been performed prior to demobilization of the asbestos abatement project. The claimants allege that ATC's acts or omissions resulted in additional corrective actions including remobilization of certain areas, delays of the renovation project and exposure of construction workers to asbestos contamination. R.M. Shoemaker has alleged that it sustained damages in the amount of $1,500,000 for additional abatement costs plus additional damages for delay. The workers' exposure claims have not been quantified. No suit has been filed.

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

         Bob Moore Construction/Garden Ridge, Inc. ATC has received notice of a potential claim arising out of ATC's performance of soil compaction testing for Bob Moore Construction, Inc., the general contractor on a retaining wall construction project for Garden Ridge, Inc., a garden supply chain, in Norcross, Georgia. The retaining wall eventually failed. Independent consultants performed investigations and prepared reports to determine the cause of failure. Reports initially concluded that the failure was due to a flaw in the design prepared by the wall manufacture and installation firm. Both consultants concluded that the soil work was properly performed. Since then, consultants have prepared follow-up reports, and the contractor has requested ATC's involvement in mediation discussions regarding the responsibility for repairs with respect to the various parties involved in the project. Total costs to repair the project currently total $960,000. ATC is evaluating the follow-up reports to determine ATC's potential liability or responsibility, if any. ATC currently believes that it performed all services properly and that it should have no liability. However, in any case, ATC believes its share of liability should amount to only a small portion of the total costs. Notice of this claim has been made under ATC's professional liability insurance policy. This claim should be covered by professional liability insurance subject to a $250,000 deductible. Although the Company believes this claim will not result in a material loss, no assurance in this regard can be given.

         Argosy Casino, Lawrenceburg, Indiana. ATC has received notice of potential claims arising out of geotechnical analyses for which American Testing and Engineering Corporation originally provided the geotechnical analyses and on which ATC subsequently performed the design of a Tensar/soil stabilized earth slope. The stabilized earth/geogrid engineered slope failed at the interface between the compacted subgrade and the first geogrid layer. A tentative settlement reached among the parties to this claim would result in ATC's payment of $266,000 in corrective costs, of which ATC expects contribution from other parties in an amount of not less than $80,000. Notice of this claim has been made under ATC's professional liability insurance policy. The professional liability insurance is subject to a $250,000 deductible.
 .

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

         Not applicable

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
-------  ----------------------------------------------------------------------

         The Company's Common Stock and Class C Common Stock Purchase Warrants ("Class C Warrants") were listed on the NASDAQ National Market under the symbols "ATCS" and "ATCSL," respectively, through February 5, 1998. Since February 5, 1998, there is no public market for the Company's Common Stock or the Class C Warrants. The following table sets forth, for the quarters indicated, the high and low bid prices of the Company's Stock on NASDAQ National Market.

                                                          Common Stock


         Fiscal Year Ended February 28, 1997:                                                           HIGH           LOW
         -----------------------------------                                                            ----           ---
              First Quarter .....................................................................     $ 15-7/8      $ 11-7/8
              Second Quarter.....................................................................       15-3/8        12-1/4
              Third Quarter......................................................................       13-3/4        10-3/8
              Fourth Quarter.....................................................................       10-5/8         7-1/4

         Fiscal Year Ended February 28, 1998:
              First Quarter .....................................................................     $ 15-7/8      $ 11-7/8
              Second Quarter ....................................................................       15-3/8        12-1/4
              Third Quarter......................................................................       13-3/4        10-3/8
              Fourth Quarter  (through February 5, 1998).........................................       12            11-11/16

                                                        Class C Warrants

         Fiscal Year Ended February 28, 1997:                                                           HIGH           LOW
         -----------------------------------                                                            ----           ---
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

         Fiscal Year Ended February 28, 1998:
              First Quarter......................................................................     $ 3-1/4       $ 1-3/8
              Second Quarter.....................................................................       3-3/16        1-13/16
              Third Quarter......................................................................       3             1-1/8
              Fourth Quarter (through February 5, 1998)..........................................       2             1-1/2

         The quotations in the tables above reflect inter-dealer prices without retail markups, markdowns or commissions.

         On February 5, 1998, the last reported sales price for the Company's Common Stock and Class C Warrants on the NASDAQ National Market were $12.00 and $2.00, respectively.

         The Company had one (1) record holder as of May 29, 1998 representing the Company's parent, Acquisition Holdings, Inc.

         No cash dividends have been paid by ATC on its Common Stock and no such payment is anticipated in the foreseeable future.

Item 6.  Selected Financial Data.
-------  ------------------------

         The following table sets forth, for the periods and at the dates indicated, selected historical consolidated financial data of the Company. The selected consolidated historical financial data has been derived from the audited historical consolidated financial statements of the Company and should be read in conjunction with such financial statements and the notes thereto included elsewhere in this Annual Report. The Predecessor 1998 period reflects the period March 1, 1997 through February 4, 1998. The Successor 1998 period reflects the period February 5, 1998, the Merger date, through February 28, 1998.





----------------------- ---------------------------------------------------------------------------------------------------------
                                                             Years Ended February 28 (29),
                                                                                                 Predecessor       Successor
Statement of                  1994              1995             1996              1997             1998              1998
Operations Data:             (1)(2)             (3)             (4)(5)          (7)(8)(9)       (11)(12)(13)          (14)
----------------------- ----------------- ----------------- ---------------- ----------------- ---------------- -----------------

Net Revenues                 $24,379,811     $  33,269,746     $ 40,113,691     $  95,901,469     $109,472,612     $   9,949,086

Income (loss)before
  income taxes                 3,077,048         5,300,520        5,670,998        10,397,734        4,755,930        (2,754,145)

Net income                     1,867,048         3,256,520        3,865,998         6,307,734        2,638,003        (1,789,418)

Cash dividends
  per share                          -0-               -0-              -0-               -0-              -0-               -0-


----------------------- ---------------------------------------------------------------------------------------------------------
                                                                   February 28 (29),
----------------------- ----------------- ----------------- ---------------- ----------------- ----------------------------------
                                    Successor
Balance Sheet Data:           1994              1995             1996              1997                      1998
                             (1)(2)             (3)          (4)(5)(6)(7)     (7)(8)(9)(10))           (11)(12)(13) (14)
----------------------- ----------------- ----------------- ---------------- ----------------- ----------------------------------

Working capital            $   6,049,013     $   8,113,738    $  24,977,316     $  27,701,694                      $  29,440,478

Long-term debt, less
  current maturities           2,182,119         3,892,766          361,944        22,123,344                        120,419,684

Total assets                  14,156,887        25,009,222       46,684,600        86,293,657                        189,055,007

Stockholders' equity       $   7,659,485     $  13,813,194    $  39,192,414     $  45,439,303                      $  26,636,181


-----------

(1) ATC rescinded the agreement for the purchase of Bio-West, Inc. effective June 10, 1992.
(2)  ATC acquired  certain assets of BSE Management,  Inc.,  effective April 30,
     1993.
(3)  ATC acquired certain assets of Con-Test, Inc., effective October 1, 1994.
(4) ATC and its parent, Aurora Environmental Inc.("Aurora"), were merged effective June 29, 1995 with ATC as the surviving corporation. Net income includes a one-time tax benefit of $350,000 from the utilization of Aurora's net operating loss carryforward.
(5) ATC acquired certain assets of the environmental subsidiaries of Hill International Inc., effective November 10, 1995.
(6) Working capital and stockholders' equity increased from net proceeds of a public stock offering of $21,554,461.
(7) ATC acquired certain assets of Applied Geosciences Inc., effective February 29, 1996.
(8) ATC acquired certain assets of American Testing and Engineering Corporation, effective May 24, 1996.
(9) ATC acquired certain assets of 3D Information Services, Inc., effective May 28, 1996.
(10) Long-term debt increased due to bank borrowings made in connection with the acquisitions of American Testing and Engineering Corporation and 3D Information Services, Inc.
(11) ATC acquired certain assets of BCM Engineers, Inc., effective August 20, 1997.
(12) ATC acquired 90.1% of Environmental Warranty, Inc., effective November 4, 1997.
(13) ATC acquired Bing Yen & Associates, effective November 26, 1997.
(14) Total assets, long-term debt, and stockholders' equity reflect the goodwill from the Tender Offer and Merger, the issuance of the 12% Senior Subordinated Notes due 2008, and the new capital investment from ATC's parent company, Acquisition Holdings, Inc. respectively. (See Note B-, Merger and Business Acquisitions - Merger, Note Offering and Tender Offer of the notes to the consolidated financial statements.)

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations.
         --------------

Recent Developments

         Tender Offer and Merger. The Company became a wholly owned subsidiary of Acquisitions Holdings, Inc. ("Holdings") effective February 5, 1998 (the "Merger Date"), upon the merger of ATC with Acquisition Corp, a wholly owned subsidiary of Holdings, with ATC being the surviving corporation (the "Merger"). Holdings, through Acquisition Corp., completed an offer (the "Tender Offer") to purchase the outstanding common stock of ATC at $12.00 per share using the proceeds from the issuance of 12% senior subordinated notes (the "Notes"), bank borrowings under the Company's new bank credit agreement (the "Bank Credit Facilities") and new equity investments. The accompanying statement of operations for the Company from February 5, 1998 through the fiscal year-end, February 28, 1998 (the "Successor Period"), are attributable to operations of the Company under the successor ownership of Holdings. The predecessor statement of operation, representing the period March 1, 1997 through February 4, 1998 (the "Predecessor Period"), relates to the previous ownership of the Company. Prior to the Tender Offer, Merger and execution of the Bank Credit Facilities, the Company had entered into an agreement with certain officers who were beneficial stockholders (the "Stockholders Agreement"). The Stockholders Agreement provided for the resignation of the officers upon completion of the Merger and the terms of a non-compete agreement. The Tender Offer, Merger, Bank Credit Facilities and Stockholders Agreement are collectively referred to as the "Transactions".

         The Company has acquired twelve businesses since 1993, the three most recent of which have been acquired since August 1997: (i) the Company purchased all of the stock of Bing Yen & Associates ("Bing Yen") on November 26, 1997, a provider of geotechnical and structural forensic services to a wide variety of clients in the western United States; (ii) the Company purchased substantially all of the stock of Environmental Warranty, Inc. ("EWI") on November 4, 1997, a property and casualty insurance brokerage firm specializing in environmental insurance with property and casualty licenses, including excess surplus lines in 43 states and with license applications pending in an additional five states, which sells insurance products covering environmental liabilities to large property owners and municipal government clients; and (iii) the Company purchased certain assets and assumed certain liabilities on August 20, 1997 of the Engineering Division of Smith Technology Corporation which operated primarily as BCM Engineers, Inc. ("BCM") and provided engineering and consulting services in water and wastewater treatment, environmental compliance and site investigation, remedial design and engineering and asbestos and air quality management.

         As a result of the Merger, the consolidated financial statements for the Successor Period are presented on a different basis of accounting than that of the Predecessor Period, and are therefore not directly comparable.

Overview

         General. ATC is a leading national provider of professional consulting, engineering and testing services within the environmental and construction materials industries. Management believes the Company is also a leading provider of integrated environmental information management technology services. The Company provides a broad range of services to a diverse client base of over 8,000 customers, with domestic businesses and non-federal government entities representing over 95.0% of the Company's gross revenues for fiscal 1998. No single customer represented more than 1.7% of the Company's gross revenues during fiscal 1998. In addition, the Company's ten largest customers taken together accounted for less than 12.4% of the Company's gross revenues during fiscal 1998. The Company provides its services through a network of 74 branch offices located in 35 states covering virtually every major market of the United States.

         In 1993, the Company initiated a strategy of controlled growth through acquisitions to build a national infrastructure and to broaden its range of technical services. The Company has created a national infrastructure through the completion of 12 acquisitions since May 1993. ATC has thereby also expanded its service mix by adding construction materials testing and engineering, lead risk management, indoor air quality management, water and wastewater management and information management technology services. As a result of this growth and diversification strategy, net revenues increased to $119.4 million in fiscal 1998, from $15.4 million, in fiscal 1993.

         The Company's rapid growth is primarily attributable to the acquisition of assets of American Testing and Engineering Corporation ("ATEC") in May 1996 and the acquisition of assets of BCM Engineers, Inc. ("BCM") in August 1997. Management believes that at the time of the respective acquisitions, each of the acquired companies was an underdeveloped operating asset with strong client relationships in their respective markets. ATEC, with its large network of regional and branch offices, positioned the Company as a national provider of professional environmental consulting, testing and engineering services. As a result of the BCM acquisition, ATC has become a high-quality provider of consulting, engineering and design services in water supply and treatment, wastewater systems, air quality management, traditional environmental site investigations, site assessments and storage tank management services. Subsequent to each acquisition that it has made, the Company has implemented cost reduction measures, including integration of offices, introduction of flexible staffing programs and reduction of duplicative corporate overhead costs.

         The Company has experienced substantial increases in net revenues and net income over the past three fiscal years. ATC's net revenues were $40.1 million, $95.9 million, and $119.4 million, respectively, in fiscal 1996, 1997 and 1998 principally attributable to acquisitions which were accounted for on a purchase basis. ATC's net income (loss) was $3.9 million, $6.3 million, $2.6 million and $(1.8) million, respectively, in fiscal 1996 and 1997 and for the Predecessor Period and Successor Period, respectively.

     Profitability was negatively impacted during the fourth quarter ended February 28, 1998 as a result of higher general and administrative charges, partially related to the Tender Offer and Merger, legal expenses, and higher goodwill and interest costs resulting from the Tender Offer and Merger, and new management decisions with respect to operational matters and the resulting charges to expenses. Such charges included settlements of executive bonus claims, losses for pending state tax claims, the establishment of reserves for expected write-offs from the expected settlement of certain disputed trade receivables and work in process, and impairment of goodwill associated with a laboratory operation sold during the quarter ended May 31, 1998. The Company also anticipated the implementation of a new accounting and project management system which began during fiscal 1998 and was to have been completed in April 1998. The system was to have eliminated many corporate accounting functions by shifting such functions to the regional offices. The system installation has encountered several delays resulting in additional employee costs from duplicative personnel now existing in the corporate and regional offices.

Results of Operations

         The following table sets forth, net for the periods indicated, certain statements of operations data of the Company expressed as a percentage of net revenues.


                                                                              Fiscal Year Ended February 28 (29),
                                                                ------------------------------------------------------------
                                                                                                Predecessor        Successor
                                                                     1996          1997             1998              1998
                                                                   ------        -------          -------          --------

         Revenues.........................................          112.1%         118.7%           118.1%           122.4%
           Reimbursable costs.............................           12.1           18.7             18.1             22.4
                                                                  -------        -------          -------           ------
         Net revenues.....................................          100.0          100.0            100.0            100.0
         Cost of net revenues.............................           49.0           56.0             55.1             57.6
                                                                  -------        -------          -------           ------
                Gross profit..............................           51.0           44.0             44.9             42.4
         Operating expenses:
           Selling........................................            3.8            3.3              3.8              4.5
           General and administrative.....................           32.0           27.4             32.5             47.4
           Provision for bad debts........................            0.7            1.1              1.8              5.5
                                                                 --------       --------         --------            -----
                Operating income (loss)...................           14.4           12.2              6.8            (14.9)
         Non-operating expense (income)...................
           Interest expense...............................            0.9            1.6              2.6             13.3
           Interest income................................           (0.7)          (0.2)            (0.2)            (0.4)
           Other..........................................            0.1              -                -             (0.2)
                                                                 --------       --------         ---------          -------
                Income (loss) before income taxes.........           14.1           10.8              4.3            (27.7)
         Income tax expense (benefit).....................            4.5            4.3              1.9             (9.7)
                                                                 --------       --------         ---------          -------
         Net income (loss)................................            9.6%           6.6%             2.4%           (18.0)%
                                                                 ========       ========         ========           =======

---------------
Note: Numbers may not add due to rounding.

         Revenues. The Company derives its revenues primarily from specialized environmental engineering and consulting services, including industrial hygiene services and construction materials testing and engineering, and to a lesser extent from environmental information management technology services. The Company sets the pricing of the different components of its services and products in accordance with its national and regional marketing strategies, taking competitive factors into account.

         Reimbursable Costs. Reimbursable costs associated with the Company's environmental engineering and consulting services consist primarily of costs associated with outside drilling, laboratory services, materials handling and transportation, excavation and certain specialized technical services. Generally, the costs associated with a particular project can be billed directly to environmental engineering and consulting services clients. Services that have a large component of subcontracted services have a larger portion of reimbursable costs as a percentage of revenues.

         Cost of Net Revenues. Cost of Net Revenues consists of professional field staff costs, depreciation of field and laboratory equipment, contract maintenance costs, and other project related costs. The Company's field labor is generally fixed in the short-term, except for certain variable costs relating to the Company's flexible staffing program. Typically, the Company does not own large capital intensive equipment.

     Operating Expenses. Operating expenses include selling expenses, general and administrative expenses and provision for bad debts as described below:

          Selling Expenses. Selling expenses consist of costs associated primarily with (i) compensation and benefits for its sales and marketing professionals throughout the Company's network of branch offices and (ii) advertising and promotional efforts.

          General and Administrative Expenses. General and administrative expenses consist primarily of: (i) employee compensation and benefit expenses, (ii) travel and other administrative costs and (iii) general corporate overhead, including rent for the Company's facilities, insurance, legal and accounting and amortization of intangible assets.

          Provision For Bad Debts. The Company maintains an allowance for bad debts based on its past bad debt experience. It has been the Company's experience that such allowance has been sufficient to cover the costs actually incurred for bad debts.

          Nonoperating  Expense.   Nonoperating  expense  consists  of  interest
     expense, interest income and other similar expenses or income.

Fiscal 1998 Compared with Fiscal 1997
-------------------------------------

         Revenues. Revenues in fiscal 1998 increased by approximately $27.6 million, or 24.2%, to $141.4 million, compared with $113.9 million in fiscal 1997. This increase was primarily attributable to revenues associated with the BCM acquisition, which was effective August 20, 1997, the acquisition of EWI and Bing Yen which were completed in November 1997, and the contribution of one full fiscal year of revenues from the acquisitions of ATEC and 3D Information Services, Inc. ("3D") which were completed in May 1996. Revenues attributable to the acquisition of certain assets of BCM totaled $12.5 million, or 8.8% of revenues, for fiscal 1998. Revenues attributable to the acquisition of EWI and Bing Yen totaled $1.2 million, or 0.9% of revenues, for fiscal 1998. Revenues associated with the acquisitions of ATEC and 3D totaled $70.3 million and $9.0 million, respectively, for fiscal 1998, compared to $57.7 million and $7.2 million, respectively, in fiscal 1997. Revenues were not affected by the Transactions.

         Revenues in fiscal 1998 from ATC's branch offices having comparable operations in fiscal 1997 decreased 2.2% to $108.2 million, compared with $110.6 million, in fiscal 1997. Comparable revenues included revenues of ATEC and 3D for the nine months ended February 28, 1998 and 1997, respectively, but excluded first quarter revenues as these acquisitions were made during the first quarter ended May 31, 1996. Comparable revenues decreased in part, due to a large project representing $2.0 million in revenue for the prior fiscal period during which time the project was completed.

         Reimbursable Costs. For fiscal 1998, reimbursable costs increased by approximately $4.1 million, or 22.6%, to $22.0 million compared with $18.0 million, in fiscal 1997. Reimbursable costs as a percentage of revenues decreased to 15.6% in fiscal 1998 compared with 15.8% in fiscal 1997. Reimbursable costs decreased in part due to a decrease in such costs associated with the acquired BCM operations. Reimbursable costs were not affected by the Transactions.

     Cost of Net Revenues. Cost of net revenues in fiscal 1998 increased by approximately $12.3 million, or 22.9%, to $66.1 million compared with $53.8 million in fiscal 1997. Cost of net revenues as a percentage of net revenue decreased to 55.3% in fiscal 1998 compared with 56.0% in fiscal 1997. In the prior year, the Company benefited from higher than normal productively in the first quarter of fiscal 1997. Higher productivity in the first quarter of fiscal 1997 is attributable to increased workloads in that quarter, resulting from work which was delayed the last quarter of fiscal 1996 and carried over into the first quarter of fiscal 1997 due to adverse weather conditions primarily in the northeast, which at that time constituted over 60.0% of ATC's revenue stream. In addition, the Company has reduced cost of net revenues as a percentage of net revenues due to improved labor utilization, due in part to the Company's use of flexible and part time staffing. Cost of net revenues were not affected by the Transactions.

     Gross profit. For the reasons set forth above, gross profit in fiscal 1998 increased by approximately $11.2 million, or 26.6%, to $53.3 million compared with $42.2 million in fiscal 1997.

         Operating expenses. Operating expenses in fiscal 1998 increased by approximately $17.0 million, or 55.7%, to $47.4 million, compared with $30.4 million in fiscal 1997. Operating expenses increased as a percentage of net revenues to 39.7% in fiscal 1998, compared with 31.7% in fiscal 1997. The increase in operating expenses as a percentage of net revenue for fiscal 1998 fully reflects the ATEC service mix and integration of its operations including additional labor and administrative costs. The increase was due primarily to structural adjustments in ATC's operating infrastructure to accommodate the integration of ATEC's and BCM's operations. The structural adjustments consisted primarily of the creation of a regional management infrastructure to manage the larger, more geographically and technically diverse business resulting from the ATEC acquisition. Such structural investments required the Company to add higher-level operations management employees, including regional management and financial personnel. The Company has also chosen to increase its investment in its national sales programs, which has experienced considerable success in generating new business.

         In addition, executive and employee compensation levels increased during the latter part of fiscal 1997 and certain additional bonuses to branch personnel were paid during the quarter ended November 30, 1997 in excess of amounts previously accrued. Employee costs, consisting of wage costs and related payroll taxes and health benefits and temporary employment personnel, increased 66.2% to $20.6 million, or 17.2% of net revenues, in fiscal 1998 compared with $12.4 million, or 12.9% of net revenues, in fiscal 1997. These increases in total cost were due to employees hired in connection with the expansion of ATC's operations. Other increases in operating expenses resulted from legal expenses, which totaled $1.4 million in fiscal 1998 compared to $0.2 million in fiscal 1997, and administrative expenses resulting from the growth in operations and increased employee levels. Additionally, in fiscal 1998, amortization of goodwill and intangibles increased to $2.4 million, compared with $1.2 million in fiscal 1997 reflecting the additional goodwill amortization resulting from acquisitions and the Tender Offer and Merger. In the Successor Period, amortization of goodwill associated with the Tender Offer and Merger and amortization of the recorded cost of the non-compete agreement pursuant to the Stockholders Agreement totaled approximately $230,000. On a pro forma basis, such expense would have totaled approximately $3,450,000 for fiscal 1998.

     Operating expenses for the Successor Period as a percentage of net revenues increased to 57.3% compared with the Predecessor Period at 38.1%. Earnings during this period were impacted by additional expenses of approximately $2.0 million which are not expected in future periods. These additional expenses resulted from new management and directors of the Company electing to make certain operational decisions which are expected to benefit future operations. These decisions related to the disposition of or use of more aggressive approaches with respect to resolving pending claims and litigation, collections of disputed trade receivables, and marginally profitable assets and operations. Specifically, (a) a liability was provided for the resolution of previously disputed executive bonus claims of $336,000 - the amount claimed was $1.1 million, however, the executives settled for $336,000 plus restricted common stock of the Company's parent, the value of which will be charged to operating expenses in future periods as they vest; (b) a $400,000 addition to the allowances for trade receivables for receivables due from a client disputing payment claiming, among other items, the work performed under a contract exceeded contract requirements and (c) a charge to goodwill amortization of $250,000 for the estimated impairment of goodwill resulting from the sale of one of the Company's laboratory operations subsequent to year-end. Operating expenses as a percentage of net revenue were also affected by the lower than average net revenues during February 1998 as operating expenses remain relatively constant each month and do not fluctuate proportionally with net revenues over short-tem periods. Net revenues were impacted in part due to seasonality factors.

     In the Successor Period, no compensation expense was recognized for certain officers of the Company who resigned their positions pursuant to a Stockholders Agreement (see Note B - Merger and Business Acquisitions - Merger, Note Offering, and Tender Offer Transactions). Such compensation expense during the Predecessor Period totaled approximately $865,000. In addition, the new executive officers of the Company will be compensated under employment agreements executed in February 1998. Under these agreements, the executive's base compensation will increase by a total of $100,000 per year commencing March 1, 1998 and provide for additional bonuses for achieving specified financial income targets. Based on the fiscal 1998 performance, no bonuses would have been earned.

         Operating income. For the reasons set forth above, operating income in fiscal 1998 decreased by approximately $5.8 million, or 49.3%, to $5.9 million, compared with $11.7 million in fiscal 1997. Operating income decreased as a percentage of net revenues to 5.0% in fiscal 1998, compared with 12.2% in fiscal 1997.

     Non-operating expense. Non-operating expense in fiscal 1998 increased by approximately $2.6 million to $3.9 million, compared with $1.3 million in fiscal 1997. The increase in non-operating expense is primarily attributable to increased interest expense due to increased notes payable and bank debt outstanding since May 1996 when the ATEC and 3D acquisitions were completed, issuance of the 8.18% Senior Secured Notes in May 1997 and the issuance of the 12% Senior Subordinated Notes and a bank term loan issued under the Bank Credit Facilities in January 1998 and February 1998, respectively. Interest expense in the Successor Period resulting from the issuance of the Notes and Bank debt, including amortization of issuance costs, totaled approximately $1.2 million. On a pro forma basis such costs would have been approximately $1,070,000 for fiscal 1998 reflecting the outstanding debt and expected bank borrowings to complete the Tender Offer.

         Income Tax Expense. Income tax expense in fiscal 1998 was $1.2 million, compared with $4.1 million in fiscal 1997. During fiscal 1998 and 1997, the Company's effective tax rates were 57.6% and 39.3%, respectively. In the Successor period ended February 28, 1998, the Company determined it necessary to provide additional income tax expense to cover probable losses associated with a pending state tax audit and related penalties and interest estimated to total $300,000.

         Net Income. As a result of the foregoing, net income in fiscal 1998 decreased by approximately $5.5 million, or 86.7%, to $0.8 million, compared with $6.3 million in fiscal 1997. Net income decreased as a percentage of net revenues to 1.0% in fiscal 1998, compared with 6.6% in fiscal 1997.

Fiscal 1997 Compared with Fiscal 1996
-------------------------------------

         Revenues. Revenues in fiscal 1997 increased by approximately $69.0 million, or 153.2%, to $113.9 million compared with $45.0 million in fiscal 1996. This increase was primarily attributable to $57.7 million and $7.2 million, of revenues, associated with the acquisitions of ATEC and 3D, respectively in May 1996 and reflects a full year's revenue contribution from the acquisition of certain assets of Hill International, Inc.'s environmental consulting and laboratory operations (collectively, the "Hill Businesses") ($3.4 million) and certain assets of Applied Geosciences, Inc. ("AGI") ($2.6 million) which were completed in November 1995 and February 1996, respectively. Revenues attributable to the acquisitions of certain assets of ATEC, 3D, the Hill Businesses and AGI totaled $70.9 million, or 62.3% of revenues, for fiscal 1997.

     Revenues in fiscal 1997, from ATC's branch offices having comparable operations in fiscal 1996, increased 3.6% to $42.9 million, compared with $41.4 million in fiscal 1996.

         Reimbursable Costs. For fiscal 1997, reimbursable costs increased by approximately $13.1 million, or 270.1%, to $18.0 million, compared with $4.9 million in fiscal 1996. Reimbursable costs as a percentage of revenues increased to 15.8% in fiscal 1997 compared with 10.8% in fiscal 1996. ATEC's environmental and traditional consulting services, consisting of drilling, laboratory services, materials testing and subcontracting services, utilize higher amounts of outside services and direct project expenses compared to those consulting services being provided prior to the ATEC acquisition. Higher amounts of outside services and direct project expenses result in a higher percentage of reimbursable costs. For ATEC's year ended December 31, 1995, reimbursable costs were approximately 21.0% of revenues.

         Cost of Net Revenues. Cost of net revenues in fiscal 1997 increased by approximately $34.1 million, or 173.3%, to $53.8 million, compared with $19.7 million in fiscal 1996. Cost of net revenues as a percentage of net revenues increased to 56.0% in fiscal 1997 compared with 49.0% in fiscal 1996. The increase is due to lower margins earned on certain of ATEC's geotechnical engineering services. In addition, cost of net revenues increased because approximately $0.3 million of final project costs incurred to complete a large fixed-price contract could not be billed to a client. Cost of net revenues were also negatively impacted because in certain price competitive regions where the Company experienced lower net revenues, costs could not be reduced proportionately.

         Gross Profit. For the reasons set forth above gross profit in fiscal 1997 increased by approximately $21.7 million, or 106.1%, to $42.2 million, compared with $20.4 million in fiscal 1996. Gross profit as a percentage of net revenues decreased to 44.0% in fiscal 1997, compared with 51.0% in fiscal 1996.

         Operating Expenses. Operating expenses in fiscal 1997 increased by approximately $15.8 million, or 107.7%, to $30.4 million, compared with $14.7 million in fiscal 1996. Operating expenses decreased as a percentage of net revenues to 31.7% in fiscal 1997, compared with 36.5% in fiscal 1996. The decrease in operating expenses as a percentage of net revenues is the result of the additional net revenues from the ATEC and other acquisitions without corresponding increases in general and administrative costs. Employee costs, consisting of wage costs and related payroll taxes and health benefits and temporary employment personnel, increased 66.8% to $12.4 million, or 12.9% of net revenues in fiscal 1997, compared with $7.4 million, or 18.5% of net revenues, in fiscal 1996. These increases in total cost were due to employees hired in connection with the expansion of ATC's operations. Other increases in operating expenses resulted from higher facility costs and administrative expenses resulting from the growth in operations and increased employee levels. Additionally, in fiscal 1997, amortization of goodwill and intangibles increased to $1.2 million, compared with $0.4 million in fiscal 1996, reflecting the additional goodwill amortization resulting from acquisitions.

         Operating Income. For the reasons set forth above, operating income in fiscal 1997 increased by approximately $5.9 million, or 102.1%, to $11.7 million, compared with $5.8 million in fiscal 1996. Operating income decreased as a percentage of net revenues to 12.2% in fiscal 1997, compared with 14.4% in the fiscal 1996.

     Non-operating Expense. Non-operating expense in fiscal 1997, increased to $1.3 million compared with $0.1 million in fiscal 1996. The increase in nonoperating expense is primarily attributable to increased interest expense on bank debt outstanding since May 1996, when the ATEC and 3D acquisitions were completed, and to a lesser extent from lower interest income.

         Income Tax Expense. Income tax expense in fiscal 1997 was $4.1 million, compared with $1.8 million in fiscal 1996. The income tax expense for fiscal 1996 reflects a one-time benefit of $0.4 million resulting from the merger of Aurora Environmental Inc. ("Aurora") into ATC (the "Aurora Merger") which allowed ATC to utilize Aurora's net operating loss carryforward as offsets to future taxable income. During fiscal 1997 and fiscal 1996, after adjusting for the one-time tax benefit, the Company's effective tax rates were 39.3% and 38.0%, respectively.

         Net Income. As a result of the foregoing, net income for fiscal 1997, increased by approximately $2.4 million, or 63.2%, to $6.3 million compared with $3.9 million in fiscal 1996. Excluding the impact of the one-time tax benefit of $0.4 million, net income would have been $3.5 million.

Information Systems and the Year 2000

         The Company is in the process of addressing the Year 2000 problem. The Company is currently engaged in a comprehensive project to convert its accounting and management information system to a system consisting of new hardware and packaged software recently purchased from large vendor who has represented that these systems are Year 2000 compliant. The Company's information technology segment, which provides information system support services to both the Company and the Company's clients, is currently operating on systems that are Year 2000 compliant. ATC's remaining operations are generally dependent only on PCs and off-the-shelf commercial word processing, drafting, spreadsheet and engineering software. Year 2000 compliant versions of these systems are currently available, and the Company will convert to these compliant systems over the next year and a half as the Company upgrades its operational PC systems in the ordinary course to the most recently issued software releases.

 Liquidity and Capital Resources

         The Company's principal sources of liquidity are cash flow from operations and available borrowings under the Revolving Credit Facility. The Revolving Credit Facility provides the Company with an aggregate of up to $30.0 million of senior secured financing to be used for working capital and general corporate purposes (including permitted acquisitions). As of May 28, 1998, the Company had approximately $24.3 million of availability under the Revolving Credit Facility. It is expected that the Company's principal uses of liquidity will be to provide working capital, finance capital expenditures, fund costs associated with acquisitions and meet debt service requirements. As a result of the consummation of the Transactions, the Company is highly leveraged. Except to the extent set forth below, there will be no mandatory payments of principal on the Notes scheduled prior to their maturity. Based upon current operations, anticipated cost savings and future growth, the Company believes that its cash flow from operations, together with available borrowings under the Revolving Credit Facility will be adequate to meet its anticipated requirements for working capital, capital expenditures and scheduled principal and interest payments, although the Company believes that its ability to repay the Notes and amounts outstanding under the Bank Credit Facilities at maturity will require additional financing. There can be no assurance, however, that any such additional financing will be available at such time to the Company, or that any such available financing will be on terms favorable to the Company. Furthermore there can be no assurance that the Company's business will continue to generate cash flow at or above current levels or that estimated cost savings or growth can be achieved.

         The 12% Senior Subordinated Notes due 2008 impose certain limitations on the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, issue preferred stock, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries. In addition, the Bank Credit Facilities contains other and more restrictive covenants effectively prohibiting the Company from prepaying the Notes. The Bank Credit Facilities also requires the Company to maintain specified financial ratios and satisfy certain financial tests. The Company's ability to meet such financial ratios and tests will be affected by events beyond its control; there can be no assurance that the Company will be able to meet such tests. See Note D
- Debt and Credit Agreements - Bank Credit Facilities and 12% Senior Subordinated Notes due 2008 of the notes to consolidated financial statements.

         The Company conducts part of its operations through its subsidiaries. As a result, the Company relies, in part, upon payment from its subsidiaries for the funds necessary to meet its obligations, including the payment of interest on and principal of the Notes. The ability of the subsidiaries to make such payments will be subject to, among other things, applicable state laws. Claims of creditors of the Company's subsidiaries will generally have priority as to the assets of such subsidiaries over the claims of the Company.

         The Company has historically financed its operations through internally generated funds, public and private equity and debt financings and borrowings under its credit facilities. As of February 28, 1998, working capital was $29.4 million, compared with working capital of $27.7 million at February 28, 1997, an increase of $1.7 million. The increase in working capital was primarily due to the net proceeds from the offering of the 8.18% Senior Secured Notes in May 1997 after repayment of bank debt and fees, and the purchase of certain assets of BCM including accounts receivable and unbilled receivables. As a result of the Tender Offer and Merger and the Company's acquisition of BCM and additional costs incurred in connection with the ATEC acquisition, the Company has a negative tangible net worth, primarily as a result of goodwill amounts recognized in connection with these transactions.

         During fiscal 1998, net cash flows used in operating activities were $3.7 million, primarily due to the increase refundable income taxes and in billed and unbilled receivables and decreases in accounts payable and other liabilities, representing payments of property facility rentals, non-compete consideration and assumed liabilities of ATEC and other acquisitions. Net cash flows used in investing activities were $11.9 million, resulting from cash used in connection with the acquisitions of BCM, EWI, Bing Yen and ATEC and purchases of property and equipment. Net cash flows provided by financing activities were $18.8 million, primarily representing the proceeds of the Notes, Bank Term Loan and equity investment of Holdings, and 8.18% Senior Secured Notes less payments for the purchase of the Company's common stock pursuant to the Merger and repayment of outstanding debt.

     During fiscal 1997 and fiscal 1996, net cash flows used in operating activities were $6.7 million and $0.8 million, respectively, primarily due to income generated from operations and increases in billed and unbilled receivables, which were offset in fiscal 1997 by reductions of accounts payable and other liabilities, including assumed liabilities associated with acquisitions. Net cash flows used in investing activities were $13.1 million and $4.6 million, respectively, in each of the periods, resulting from the acquisitions of ATEC and 3D and purchases of property and equipment in fiscal 1997 and the acquisitions of the Hill Assets, AGI, Con-Test and R.E. Blattert, additional contingent purchase obligations in connection with the BSE Management Inc. and R.E. Blattert acquisitions and purchases of property and equipment in fiscal 1996. Net cash flows provided by financing activities were $8.4 million and $17.5 million, respectively, representing the proceeds of the bridge credit facility, less payments made on long-term debt and notes payable assumed from ATEC in fiscal 1997 and representing the net offering proceeds of the Company's secondary offering of Common Stock plus proceeds from a $2.6 million increase in debt primarily under the Company's prior credit facilities, less payments made on long-term debt and notes payable of $6.7 million in fiscal 1996.

Seasonality

         ATC typically experiences a slow down in business activities during the winter months and an increase in business activities during the summer months. This is due to seasonal fluctuations in construction and remediation activities. As a result, operating results may vary from period to period. For fiscal 1998 and 1997, comparable quarterly revenues as a percentage of relevant annual revenues were 22.2%, 24.5%, 27.0% and 26.3% and 26.8%, 25.7%, 23.8% and 23.7%,
respectively.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
-------   -----------------------------------------------------------

         The Company is not required to disclose such information until its fiscal year ended February 28, 1999.

Item 8.  Financial Statements and Supplementary Data.
-------  --------------------------------------------

     The information required by Item 8 and an index thereto, appears on page F-1 of this Annual Report, which follows this page.

Item 9.  Changes in and Disagreements With Accountants on Accounting and
-------  ---------------------------------------------------------------
         Financial Disclosure.
         ---------------------

         Not applicable.

ATC GROUP SERVICES INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED FEBRUARY 28, 1998
-------------------------------------------------------------------------------
                                                                           Page

INDEPENDENT AUDITORS' REPORT ...........................................    F-2

FINANCIAL STATEMENTS:
     Consolidated Balance Sheets
       February 28, 1997 and 1998.......................................    F-3

     Consolidated Statements of Operations
       For the Years Ended February 28(29), 1996 and 1997 and Periods Ended
       February 4, 1998 and February 28, 1998...........................    F-4

     Consolidated Statements of Stockholders' Equity
       For the Years Ended February 28(29), 1996 and 1997 and Periods Ended
       February 4, 1998 and February 28, 1998...........................    F-5

     Consolidated Statements of Cash Flows
       For the Years Ended February 28(29), 1996 and 1997 and Periods Ended
       February 4, 1998 and February 28, 1998...........................    F-6

     Notes to Consolidated Financial Statements.........................    F-7

    All  financial   statement  schedules  are  omitted  because  they  are  not applicable, not required, or because the required information is included elsewhere herein.

INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
ATC Group Services Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of ATC Group Services Inc. and subsidiaries (the "Company") as of February 28, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended February 29, 1996 and February 28, 1997, the 341 days ended February 4, 1998 ("Predecessor" period) and the 24 days ended February 28, 1998 ("Successor" period). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 1997 and 1998 and the results of its operations and its cash flows for the years ended February 29, 1996 and February 28, 1997, the 341 days ended February 4, 1998 ("Predecessor" period) and the 24 days ended February 28, 1998 ("Successor" period), in conformity with generally accepted accounting principles.

     As discussed in Note B to the consolidated financial statements, all of the issued and outstanding shares of common stock of the Company were purchased by Acquisition Corp., a wholly-owned subsidiary of Acquisitions Holdings, Inc., in a business combination accounted for as a purchase on February 5, 1998. As a result of the acquisition, the consolidated financial statements for the Successor period are presented on a different basis of accounting than that of the Predecessor period, and are therefore not directly comparable.



/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Omaha, Nebraska
May 29, 1998

ATC GROUP SERVICES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
FEBRUARY 28, 1997 AND 1998
--------------------------------------------------------------------------------

                                                                                                Predecessor           Successor
                                                                                                    1997                 1998
                                                                                                -------------        -------------

ASSETS
  CURRENT ASSETS:
     Cash and cash equivalents...............................................................   $     2,003,890     $  5,268,708
     Trade accounts receivable, less allowance for doubtful accounts
        ($1,455,716 in 1997 and $3,077,829 in 1998) (Note K).................................        34,406,026       39,934,302
     Costs in excess of billings on uncompleted contracts....................................         5,191,569       10,196,397
     Prepaid expenses and other current assets...............................................         2,934,193        2,422,523
     Deferred income taxes (Note H)..........................................................           790,400        2,041,200
     Refundable income taxes ................................................................           118,340        4,232,505
                                                                                                  -------------     ------------
              Total current assets...........................................................        45,444,418       64,095,635

  PROPERTY AND EQUIPMENT, Net (Note C) ......................................................         3,784,633        5,793,928

  GOODWILL, net of accumulated amortization
      ($1,478,876 in 1997 and $3,261,108 in 1998) (Note B) ..................................        35,587,076      106,829,231
  COVENANTS NOT TO COMPETE, net of accumulated amortization
      ($455,316 in 1997 and $774,589 in 1998) (Note B).......................................           632,184        5,162,911
  DEBT ISSUANCE COSTS, net of accumulated amortization
      ($107,570 in 1998).....................................................................              -           5,808,246
  OTHER ASSETS...............................................................................           845,346        1,365,056
                                                                                                  -------------    -------------
                                                                                                  $  86,293,657    $ 189,055,007
                                                                                                  =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
     Short-term debt (Note D)................................................................     $     300,000   $     300,000
     Current maturities of long-term debt (Note D) ..........................................         1,986,730       1,420,816
     Accounts payable........................................................................         7,440,024       7,738,433
     Accrued compensation....................................................................         3,789,233       5,096,880
     Accrued payment obligations - ATEC acquisition (Note B).................................         1,721,594         589,026
     Tender Offer liability (Note B).........................................................             -          14,278,838
     Other accrued expenses..................................................................         2,505,143       5,231,164
                                                                                                  -------------    ------------
              Total current liabilities......................................................        17,742,724      34,655,157

  LONG-TERM DEBT, less current maturities (Note D) ..........................................        22,123,344     120,419,684
  OTHER LIABILITIES  (Note E) ...............................................................           270,386       2,737,185
  DEFERRED INCOME TAXES (Note H) ............................................................           717,900       4,606,800
                                                                                                  -------------    ------------
              Total liabilities..............................................................        40,854,354     162,418,826
                                                                                                  -------------    ------------

  COMMITMENTS AND CONTINGENCIES (Notes B and E)

  STOCKHOLDERS' EQUITY (Notes B, D, F, and G):
     Common stock,  par value $.01 per share;  authorized  20,000,000  shares in
         1997; par value $ .01 per share; authorized 10,000 shares in 1998;
        issued and outstanding 7,800,187 shares in 1997 and 1,000 in 1998....................            78,002              10
     Additional paid-in capital..............................................................        28,996,627      28,425,589
     Retained earnings (deficit).............................................................        16,364,674      (1,789,418)
                                                                                                 --------------    ------------
              Total stockholders' equity.....................................................        45,439,303      26,636,181
                                                                                                 --------------    ------------
                                                                                                 $   86,293,657     189,055,007
                                                                                                 ==============    ============


See notes to consolidated financial statements.

ATC GROUP SERVICES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED FEBRUARY 28 (29), 1996 AND 1997 AND
PERIODS ENDED FEBRUARY 4, 1998 AND FEBRUARY 28, 1998
--------------------------------------------------------------------------------

                                                                             Predecessor                              Successor
                                                        -------------------------------------------------------    ----------------
                                                                                                                    February 5,
                                                                                                 March 1,1997           1998
                                                                                                      To                 To
                                                                                                 February 4,        February 28,
                                                              1996                 1997              1998               1998
                                                        --------------       ---------------   -----------------  -----------------
REVENUES.............................................  $   44,964,897        $  113,855,364     $  129,260,984     $   12,175,693
   Reimbursable costs................................       4,851,206            17,953,895         19,788,372          2,226,607
                                                        -------------        --------------     --------------     --------------

NET REVENUES.........................................      40,113,691            95,901,469        109,472,612          9,949,086

COST OF NET REVENUES.................................      19,663,968            53,750,707         60,352,326          5,726,571
                                                       --------------        --------------     --------------     --------------

            Gross profit.............................      20,449,723            42,150,762         49,120,286          4,222,515

OPERATING EXPENSES:
   Selling...........................................       1,513,222             3,118,926          4,144,165            449,652
   General and administrative........................      12,850,874            26,299,172         35,595,493          4,712,200
   Provision for bad debts...........................          290,165            1,021,631          1,956,803            546,815
                                                       ---------------       --------------     --------------      -------------
                                                           14,654,261            30,439,729         41,696,461          5,708,667
                                                       --------------        --------------     --------------      -------------

           Operating income (loss)...................       5,795,462            11,711,033          7,423,825         (1,486,152)

NON-OPERATING EXPENSE (INCOME):
   Interest expense..................................         376,621             1,569,043          2,891,279          1,326,974
   Interest income ..................................        (272,463)             (230,610)          (170,421)           (39,405)
   Other, net .......................................           20,306              (25,134)           (52,963)           (19,576)
                                                       ---------------       --------------     ---------------     --------------
                                                              124,464             1,313,299          2,667,895          1,267,993
                                                       --------------        --------------     --------------      -------------

            Income (loss) before income taxes........       5,670,998            10,397,734          4,755,930         (2,754,145)

INCOME TAX EXPENSE (BENEFIT) (Note H)................       1,805,000             4,090,000          2,117,927           (964,727)
                                                       --------------        --------------     --------------     ---------------

NET INCOME (LOSS)....................................  $    3,865,998        $    6,307,734     $    2,638,003     $   (1,789,418)
                                                       ==============        ==============     ==============     ===============


See notes to consolidated financial statements.

ATC GROUP SERVICES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED FEBRUARY 28 (29), 1996 AND 1997 AND
PERIODS ENDED FEBRUARY 4, 1998 AND FEBRUARY 28, 1998
--------------------------------------------------------------------------------

                                                                                           Notes -       Retained
                                                    Common Stock           Paid-in         Common        Earnings
                                              Shares          Amount       Capital         Stock        (Deficit)       Total
                                             ---------      ---------    -----------     ---------     -----------  ------------
BALANCE, February 28, 1995..............     5,738,018      $  57,380    $ 7,484,453     $ (15,000)    $ 6,286,361  $ 13,813,194
                                             ---------      ---------    -----------     ---------     -----------  ------------

Issuance of common stock in public
   offering at $12.00 per share less
   expenses.............................     1,970,000         19,700    21,534,761             -                -    21,554,461
Sale of common stock at $1.83 to
   $10.50 per share, upon exercise of
   stock options and warrants...........        39,613            396       100,223             -                -       100,619
Net issuance of common stock and
   adjustments in connection with the
   merger of Aurora into ATC (Note B)...        83,356            834        60,283       (30,000)               -        31,117
Common stock recovered for the
   Con-Test, Inc. acquisition (Note B)..       (33,130)          (331)     (139,682)             -               -      (140,013)
Other capital transactions..............        (1,280)           (13)       (9,849)             -         (23,100)      (32,962)
Net income of predecessor...............             -              -             -              -       3,865,998     3,865,998
                                             ---------      ---------    -----------     ---------      -----------  -----------

BALANCE, February 29, 1996..............     7,796,577         77,966    29,030,189       (45,000)      10,129,259    39,192,414
                                             ---------      ---------    -----------     ---------      -----------  -----------

Sale of common stock at $1.85 to
   $10.00 per share, upon exercise of
   stock options and warrants...........        15,930             159        74,998             -               -        75,157
Common stock received as consideration
   for sale of assets...................       (12,320)           (123)      (51,990)            -         (72,319)     (124,432)
Other capital transactions..............             -               -       (56,570)       45,000               -       (11,570)
Net income of predecessor...............             -               -             -           -         6,307,734     6,307,734
                                             ---------      ---------    -----------     ---------     -----------  ------------

BALANCE, February 28, 1997..............     7,800,187          78,002    28,996,627             -      16,364,674    45,439,303
                                            ----------   -------------   ----------- -------------     -----------   ------------

Sale of common stock at $1.88 to
   $10.00 per share, upon exercise of
   stock options and warrants...........       668,802           6,688     2,830,294             -               -     2,836,982
Issuance of common stock in connection
   with the acquisition of Environmental
   Warranty, Inc.(Note B)...............        33,000             330       364,733             -               -       365,063
Other capital transactions..............             -               -       (61,484)            -               -       (61,484)
Net income of predecessor...............             -               -             -             -       2,638,003     2,638,003
                                             ---------      ----------   -----------     ---------     -----------  ------------

BALANCE, February 4, 1998.............       8,501,989          85,020    32,130,170            -       19,002,677    51,217,867
                                             ---------      ---------    -----------     ---------     -----------  ------------

Purchase of common stock and
   adjustments in connection with the
   Tender Offer and Merger (Note B).....    (8,501,989)        (85,020)  (32,130,170)            -     (19,002,677)  (51,217,867)
Sale of common stock to Parent..........         1,000              10    30,714,639             -               -    30,714,649
Predecessor basis adjustment............             -               -    (2,289,050)            -               -    (2,289,050)
Net loss of successor.................               -               -             -             -      (1,789,418)   (1,789,418)
                                             ---------      ---------    -----------     ---------     -----------  ------------

BALANCE, February 28, 1998.........              1,000      $     10     $28,425,589     $       -     $(1,789,418) $ 26,636,181
                                             =========      =========    ===========     =========     ===========  ============

See notes to consolidated financial statements.

ATC GROUP SERVICES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 28 (29), 1996 AND 1997 AND
PERIODS ENDED FEBRUARY 4, 1998 AND FEBRUARY 28, 1998
--------------------------------------------------------------------------------

                                                                             Predecessor                               Successor
                                                        -------------------------------------------------------     ----------------
                                                                                                                      February 5,
                                                                                                March 1, 1997            1998
                                                                                                      To                  To
                                                                                                 February 4,         February 28,
                                                              1996                 1997              1998                1998
                                                        --------------       ---------------   -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)....................................   $   3,865,998         $   6,307,734      $   2,638,003      $  (1,789,418)
Adjustments to reconcile net income (loss) to net cash
  from operating activities:
    Depreciation and leasehold amortization..........         776,917               882,803          1,168,481            141,693
    Amortization of goodwill and covenants...........         473,254             1,216,008          1,911,473            441,931
    Provision for bad debts..........................         290,165             1,021,631          1,956,803            546,815
    Deferred income taxes............................        (191,700)              171,300          2,912,020            414,071
    Other............................................        (132,700)             (143,981)           101,259           (297,869)
    Changes in  operating  assets and  liabilities,
      net of amounts  acquired in acquisitions:
        Receivables..................................      (4,168,658)           (3,861,601)        (2,266,127)          (420,476)
        Prepaid expenses and other assets............        (434,890)             (143,679)        (1,574,328)         1,661,624
        Accounts payable and other liabilities.......      (1,199,278)           (7,931,356)        (2,545,520)         1,026,428
        Accrued payment obligations - ATEC...........               -            (4,279,406)        (4,678,273)          (889,324)
        Income taxes refundable/payable..............         (85,750)               75,858         (2,221,936)        (1,892,197)
                                                       --------------     -----------------    ----------------      -------------
          Net cash flows from operating activities...        (842,642)           (6,684,689)        (2,598,145)        (1,056,722)
                                                        --------------      ---------------    ----------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of:
  BCM Engineers, Inc.................................               -                     -         (5,425,539)                 -
  Bing Yen & Associates, excess acquired.............               -                     -         (2,036,320)                 -
  Environmental Warranty, Inc., excess cash acquired.               -                     -             19,350                  -
  ATEC, net of cash acquired.........................               -            (8,965,952)        (2,420,766)                 -
  3D Information Services, Inc., net of cash acquired.                                    -         (2,926,681)                 -
-
  Hill Businesses....................................      (2,517,949)                    -                  -                  -
  Applied Geosciences, Inc...........................        (589,060)              (22,324)                 -                  -
  Other acquisitions.................................        (556,711)                    -            (61,675)                 -
Property and equipment...............................        (946,206)           (1,285,695)        (1,976,605)          (134,316)
Proceeds from sale of property and equipment.........          22,987                56,328            127,234              6,018
                                                        -------------        --------------      -------------      -------------
           Net cash flows from investing activities..      (4,586,939)          (13,144,324)       (11,774,321)          (128,298)
                                                        -------------        --------------      -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net .........      21,655,080                75,157          2,821,481         30,730,150
Proceeds from issuance of long-term debt.............       2,585,125            22,270,297         41,950,000        114,084,004
Principal payments on long-term debt.................      (6,663,581)          (13,925,424)       (27,155,820)       (42,133,928)
Purchase of common stock.............................               -                     -                  -       (101,412,099)
Other capital transactions...........................         (55,462)              (56,570)           (60,234)            (1,250)
                                                        -------------        --------------      -------------      -------------
           Net cash flows from financing activities..      17,521,162             8,363,460         17,555,427          1,266,877
                                                        -------------        --------------      -------------      -------------

           Net change in cash and cash equivalents...      12,091,581           (11,465,553)         3,182,961             81,857

CASH AND CASH EQUIVALENTS, Beginning ................       1,377,862            13,469,443          2,003,890          5,186,851
                                                        -------------         -------------       ------------      -------------

CASH AND CASH EQUIVALENTS, Ending....................   $  13,469,443         $   2,003,890      $   5,186,851      $   5,268,708
                                                        =============         =============      =============      =============

See notes to consolidated financial statements.

ATC GROUP SERVICES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED FEBRUARY 28, 1998
--------------------------------------------------------------------------------

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Acquisition of the Company by Acquisition Holdings, Inc. - ATC Groups Services Inc. and subsidiaries ("ATC" or the "Company") became a wholly owned subsidiary of Acquisitions Holdings, Inc. ("Holdings") effective February 5, 1998 (the "Merger Date") upon the merger of the Company with Acquisition Corp., a wholly owned subsidiary of Holdings, with ATC being the surviving corporation (the "Merger"). Holdings, through Acquisition Corp., completed an offer to purchase the outstanding common stock of ATC at $12.00 per share using the proceeds from the issuance of 12% senior subordinated notes (the "Notes"), bank borrowings (the "Bank Credit Facilities") and new equity investments. The accompanying statement of operations for the Company from February 5, 1998 through the fiscal year-end, February 28, 1998 (the "Successor Period"), are attributable to operations of the Company under the successor ownership of Holdings. The predecessor statement of operations, representing the period March 1, 1997 through February 4, 1998 (the "Predecessor Period"), relates to the previous ownership of the Company.

         Principals of Consolidation - The consolidated financial statements include the accounts of ATC Group Services Inc. (formerly ATC Environmental Inc.) and its wholly owned subsidiaries ATC New England Corp., ATC Blattert Inc., Hygeia Laboratories Inc., ATC Management Inc., and ATC InSys Technology Inc. All significant inter-company accounts and transactions have been eliminated.

         Nature of Business - The Company is a national business services firm providing technical and project management services relating to environmental consulting (the "environmental consulting and engineering" segment) and information technology consulting services (the "information technology consulting" segment). The Company's environmental consulting and engineering segment provides environmental and geotechnical engineering services, architectural engineering services, construction materials testing and analytical testing. The Company's information technology consulting segment provides analysis and design services and system programming services to assist clients in building new or modifying existing computer systems. This business unit also provides support to clients in maintaining computer systems.

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

         Significant Customer - In fiscal 1997 and 1998 there were no revenues from a single customer exceeding 5%. In fiscal 1996, revenues from a single customer comprised approximately 6.0% of total revenues.

         Property and Equipment - Property and equipment are carried at cost. Depreciation is computed on either the straight-line or declining balance method over the estimated useful lives of the assets, as follows:

         Office equipment.............................................. 5 years
         Transportation equipment ................................... 4-5 years
         Laboratory and field equipment.............................. 5-7 years
         Leasehold improvements.............................. life of the lease

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

         Income Taxes - ATC and its wholly owned subsidiaries file a consolidated income tax return. The liability method is used to measure deferred tax assets and liabilities based on temporary differences between financial and taxable income existing at each balance sheet date using enacted tax rates.

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

         Fair Values of Financial Instruments - Fair values of financial instruments have been estimated based on market prices of similar instruments and/or valuation techniques using market assumptions. The Company assumes that the carrying amount of short-term financial instruments approximates their fair value. For these purposes, short-term is defined as any item that matures or represents a cash transaction between willing parties within six months or less of the measurement date. Unless otherwise noted, the carry value of financial instruments approximates fair value.

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


B.  MERGER AND BUSINESS ACQUISITIONS

         Merger, Note Offering, and Tender Offer Transactions - Acquisition Holdings, Inc. ("Holdings" or "Parent") and its wholly owned subsidiary, Acquisition Corp. ("Issuer"), were organized to effect the acquisition of the Company under the terms and conditions of a Merger Agreement dated November 26, 1997 (the "Merger Agreement").

         Pursuant to the Merger Agreement, the Issuer offered (the "Tender Offer") to purchase all the issued and outstanding shares of the Company's Common Stock at a price of $12.00 per share. The Tender Offer was conditioned upon Issuer issuing $100,000,000 of Senior Subordinated Notes (the "Notes"; see Note D) and obtaining sufficient bank financing necessary to consummate the Tender Offer. Effective February 5, 1998, (the "Merger Date") upon satisfaction of the necessary conditions, the Issuer was merged into ATC, with ATC being the surviving corporation (the "Merger").

         The Merger Agreement followed the execution of a stockholders agreement (the "Stockholders Agreement") with George Rubin and Morry F. Rubin (collectively the "Stockholders") requiring the Stockholders to vote 14.8% of their interest in the Company in favor the Merger. In connection with the Stockholders Agreement, the Stockholders each agreed to and entered into Severance Consulting and Non-Competition Agreements (the "Severance Agreements"). Under these agreements, the Stockholders resigned from their officer positions, agreed to provide certain consulting services as requested by the Company for a period of three years following the consummation of the transactions, and agreed to restrict the Stockholders from competing with the Company's business and restricting certain other activities for a period ranging from three to four years from the effective date of the Merger. In consideration of the Severance Agreements, the Company paid the Stockholders $3.1 million on the Merger Date and will pay $553,430 on each of the next six succeeding quarters commencing April 1, 1998.

         In connection with the Merger and Tender Offer, the Company, through the Issuer, entered into a new bank credit agreement which provided for a $20,000,000 Term Loan and $30,000,000 Revolving Credit Facility (collectively the "Bank Credit Facilities"). The proceeds of the Term Loan along with the proceeds of the Notes and equity investments in Holdings were used to finance the Tender Offer, repay certain indebtedness including related accrued interest and prepayment penalties, pay a portion of the Severance Agreement consideration, and to pay financing costs and expenses.

         The acquisition of the Company by Holdings has been accounted for as a purchase. The excess of the purchase cost over the historical book value of the net assets acquired was allocated to the Severance Agreements and the remainder, to goodwill, is being amortized over 30 years.

         The accompanying consolidated balance sheet reflects the following sources and uses of funds related to the Tender Offer, Merger, Stockholders Agreement and the Bank Credit Facilities (collectively the "Transactions").

         Sources of Funds:
         Notes.......................................................................................  $100,000,000
         Bank Term Loan..............................................................................    20,000,000
         Equity investment from Holdings.............................................................    30,714,639
         Tender Offer obligations to be funded from cash on hand and revolving credit
           borrowings (The outstanding balance at February 28, 1998 was $14,278,838).................    16,082,850
                                                                                                      -------------
                                                                                                      $ 166,797,489
                                                                                                      =============

         Uses of Funds:
         Purchase of common stock, warrants and stock options........................................ $ 105,473,603
         Repay existing debt:
           Principal.................................................................................    42,076,461
           Accrued interest..........................................................................       577,345
           Accrued ATEC obligations..................................................................       754,250
         Shareholder Agreement Consideration:
           Amount paid at Merger Date................................................................     3,100,002
           Amounts payable in quarterly installments.................................................     3,320,578
         Financing costs and expenses, including debt prepayment penalty.............................    11,495,250
                                                                                                      -------------
                                                                                                      $ 166,797,489
                                                                                                      =============

         The total consideration paid in connection with the Transactions and allocation of the consideration to the historical book value of assets, covenant not to compete and goodwill is as follows:

         Consideration:
         Purchase price of common stock, warrants, and stock options.................................$ 105,473,603
         Severance Agreements consideration..........................................................    6,420,580
         Financing costs and expenses less amount related to debt issuance...........................    4,828,614
                                                                                                       116,722,797
         Allocation of Consideration:
         Net assets acquired.........................................................................   51,214,836
         Fair value adjustments:
           Non-compete agreement.....................................................................    4,700,000
           Other.....................................................................................     (301,537)
                                                                                                     -------------
         Excess purchase consideration...............................................................   61,109,498
         Predecessor basis adjustment................................................................   (2,289,050)
                                                                                                     -------------
         Goodwill....................................................................................$  58,820,448
                                                                                                      ============


         Holdings is not engaged in any activities other than those related to its ownership interest in ATC. A majority interest in Holdings is owned by affiliates of Weiss, Peck & Greer, L.L.C. ("Weiss Peck"), who was also a party to the Merger Agreement. Other actual and beneficial owners of Holdings include ATC management and employees who made equity contributions or elected to receive options to purchase common stock of Holdings in replacement of their `in-the-money' ATC stock options.

         Weiss Peck is a private investment firm, founded in 1970, which manages in excess of $14 billion in public equities and fixed-income securities for institutional and individual clients worldwide. In addition to its money management activities, the firm has a twenty-seven year history as an investor of equity capital in over 200 venture capital and private equity transactions. Investments of its Private Equity Group are made through affiliated funds with $230 million of committed capital.

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

         The  purchase  price  was  comprised  of the  following  consideration:
         Amounts paid to seller:
         Cash........................................................................................    $2,200,000
         Note payable at 8% due January 2, 1998......................................................       550,000
         Notes payable at 8% due in three annual
           installments commencing January 1999......................................................     1,150,000
                                                                                                        -----------
                                                                                                          3,900,000
         Liabilities assumed:
         Current liabilities.........................................................................       313,254
         Direct expenses of transaction..............................................................        50,000
                                                                                                      -------------
                                                                                                         $4,263,254
                                                                                                      =============

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

         The preliminary purchase price allocation is as follows:

         Cash........................................................................................  $    163,680
         Accounts receivable - net...................................................................     2,292,191
         Work in process.............................................................................         5,122
         Prepaid expense.............................................................................        10,746
         Property and equipment......................................................................       142,241
         Covenant not to compete.....................................................................        50,000
         Goodwill....................................................................................     1,595,324
         Other assets................................................................................         3,950
                                                                                                     --------------
                                                                                                         $4,263,254
                                                                                                     ==============

     Environmental Warranty, Inc. - On November 4, 1997, ATC purchased 90.1% of the outstanding stock of Environmental Warranty, Inc. ("E.W.I."), a property and casualty insurance brokerage firm specializing in environmental insurance products.


         The purchase price was comprised of the following consideration:
         Amounts paid to sellers:
         Cash........................................................................................ $     150,000
         Notes payable, net of imputed interest at 8.0%..............................................       582,424
         Payment commitments.........................................................................       275,000
         ATC Common Stock (33,000 shares)............................................................       365,062
                                                                                                       ------------
                                                                                                          1,372,486
         Liabilities assumed:
         Current liabilities.........................................................................       314,811
         Direct expenses of transaction..............................................................        25,000
                                                                                                      -------------
                                                                                                         $1,712,297
                                                                                                       ============

         The notes payable are due in three annual installments commencing November 1998 and are subject to certain setoffs. The payment commitments are also due in three installments commencing November 1999. ATC issued 33,000 shares of restricted common stock valued at 11 1/16 per share.

         The preliminary purchaser price allocation is as follows:

         Cash and equivalents....................................   $   169,350
         Receivables.............................................       158,391
         Prepaid and other current assets........................         2,875
         Property and other......................................        15,384
         Goodwill................................................     1,366,297
                                                                     ----------
                                                                     $1,712,297
                                                                     ==========

         BCM Engineers, Inc. - On August 20, 1997 ATC purchased certain assets and assumed certain liabilities of the environmental consulting and engineering services division of the Smith Technology Corporation, which operated primarily as BCM Engineers, Inc. ("BCM"). BCM is a leading municipal water and wastewater environmental engineering firm and provides services in water, environmental compliance and site investigations, remedial design and engineering, asbestos, and air quality management. BCM serves major industrial clients in the chemical, petrochemical, oil and gas manufacturing, water supply, commercial development and utilities industries from multiple locations in the east and Gulf Coast.

         The purchase price was comprised of the following consideration:

         Amounts paid to seller or to others on behalf of seller:
         Cash....................................................  $  5,425,539
         Notes payable...........................................     2,950,000
         Less note payable offset................................      (200,000)

         Liabilities assumed:
         Current liabilities.....................................     2,833,665
         Non current liabilities.................................     1,356,151
         Direct expenses related to acquisition..................       112,133
                                                                   ------------
                                                                   $ 12,477,488
                                                                   ============


         Notes payable includes a $200,000 note, which became due September 20, 1997 and was subject to offset for reductions in net assets and for unrecorded liabilities arising through the closing date of the transaction. Based on the closing balance sheet provided by the Seller, the Company will offset the $200,000 in full. In addition, based on unrealized work in process warranted by the seller, an additional offset of $1,172,471 has been reflected as an offset of short-term debt in the accompanying consolidated balance sheet.

         The preliminary purchase price allocation is summarized as follows:

         Accounts receivable, net of allowance...................  $  4,710,960
         Work in process.........................................     3,684,939
         Other current assets....................................         7,357
         Other assets............................................     1,327,270
         Covenants not to compete................................       100,000
         Goodwill................................................     2,646,962
                                                                   ------------
                                                                   $ 12,477,488
                                                                   ============

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



         The  purchase   price  as  amended  was   comprised  of  the  following consideration:
         Amounts paid to seller and a majority owner:
         Cash........................................................................................  $  9,000,000
         Payment obligations, for property and facility rentals and non-compete consideration........     6,001,000
         Contingent/additional consideration under amended purchase agreement .......................     9,049,000
         Liabilities assumed:
         Current liabilities.........................................................................    15,731,076
         Bank debt...................................................................................    10,750,000
         Direct expenses related to acquisition......................................................       139,438
                                                                                                       ------------
                                                                                                       $ 50,670,514
                                                                                                       ============

         The purchase price allocation reflecting the additional consideration is summarized as follows:

         Accounts receivable and work in process, net of allowances..................................  $ 18,957,768
         Other current assets........................................................................     2,023,996
         Other assets................................................................................     1,428,617
         Covenants not to compete....................................................................       430,000
         Goodwill....................................................................................    27,830,133
                                                                                                       ------------
                                                                                                       $ 50,670,514
                                                                                                       ============


         As a result of sellers warranties of purchased trade receivables and work in process that were not realized, the Company is entitled to set-offs of $618,835 against the option price to acquire certain properties in fiscal 2002. If the Company does not exercise its option, the set-offs will be refunded by the seller. Amounts are included in other non-current assets in the accompanying consolidated balance sheet as of February 28, 1998.

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

         Amounts paid to seller:

         Cash....................................................   $ 3,000,000
         Note payable............................................     2,500,000
         Assumed liabilities.....................................       247,905
         Direct expenses related to acquisition..................        23,149
                                                                    -----------
                                                                    $ 5,771,054
                                                                    ===========
         The initial purchase price allocation is summarized as follows

         Accounts receivable.....................................   $ 1,163,981
         Work in process.........................................       279,047
         Property and equipment..................................        77,381
         Other current assets....................................        77,560
         Covenant not to compete.................................       100,000
         Goodwill................................................     4,073,085
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

         Amounts paid to seller:
         Cash....................................................   $ 2,517,949
         Letter of credit, net of imputed interest (Note E)......       700,000
         Note payable at 8.75% interest (Note E).................       300,000
         Liabilities assumed.....................................       907,884
         Direct expenses related to acquisition..................       885,538
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

         The purchase price allocation is summarized as follows:

         Costs in excess of billings on uncompleted contracts,
            net of unrealizable amounts.......................... $     620,000
         Property and equipment..................................       175,000
         Other assets............................................        30,572
         Covenants not to compete................................        37,500
         Goodwill................................................     4,448,299
                                                                    -----------
                                                                    $ 5,311,371
                                                                    ===========

         In addition, the Company issued to certain selling shareholders, 50,000 stock options to purchase restricted common stock at $13.875 per share as consideration for non-compete agreements.

         The Company is contingently liable to reimburse up to $150,000 of certain facility lease costs if incurred by Hill International, Inc. The payment of the contingent liability, which the Seller claims is now due, certain other liabilities and the $300,000 note is being withheld pending the outcome of the litigation (Note E).

         Applied Geosciences, Inc. - Effective February 29, 1996, ATC purchased certain assets and assumed certain liabilities of Applied Geosciences, Inc. ("AGI"), a California based environmental consulting company having offices in San Diego, Tustin and San Jose, California. The purchase price was comprised of the following consideration. In addition, AGI will receive contingent consideration of up to $190,000 subject to actual collections of the purchased trade receivables in excess of a minimum amount established under the agreements. As of February 28, 1997, $22,324 of contingent consideration had been earned and paid.

         Cash to seller..........................................$      147,546
         Contingent consideration earned to date.................        22,324
         Cash to secured creditors of seller.....................       441,514
         Liabilities assumed.....................................       225,538
         Direct expenses related to acquisition..................        31,246
                                                                  -------------
                                                                  $     868,168
                                                                  =============

         The purchase price allocation is summarized as follows:

         Accounts receivable, net................................  $    474,973
         Property and equipment..................................       115,060
         Covenants not to compete................................        30,000
         Goodwill................................................       248,135
                                                                   ------------
                                                                   $    868,168
                                                                   ============

Other Acquisitions
------------------

         R.E. Blattert & Associates - On January 13, 1995, ATC acquired substantially all of the assets and liabilities of R.E. Blattert & Associates ("R.E. Blattert"), an environmental consulting firm having geologic, environmental engineering and water resource expertise with offices in Indiana and Iowa. In addition, the purchase agreement provides for the seller to receive additional purchase consideration based on achieving agreed upon earnings targets. At February 28, 1997, $200,000 of additional purchase consideration had been earned and recorded as goodwill. The Company and Seller agreed to certain modifications to the purchase agreement, which limits the contingent consideration to amounts earned through February 28, 1997.

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

         Pro Forma Financial Information (Unaudited) - The following unaudited pro forma information sets forth the results of operations of ATC as if the Merger and the Tender Offer and ATC's purchases of ATEC, 3D, BCM, EWI and Bing Yen had occurred on March 1, 1996, the beginning of fiscal 1997.

                                                                                                            PRO FORMA
                                                                                                     Year Ended February 28,
                                                                                                 --------------------------------
                                                                                                     1997               1998
                                                                                                 -------------       ------------
         Revenues............................................................................   $182,444,389          $160,628,928
         Operating Income....................................................................     15,449,440             3,336,993
         Interest Expense....................................................................     15,527,717            16,126,197
         Income(loss) before income taxes....................................................       (293,495)          (12,494,568)
         Net income (loss)...................................................................   $   (136,515)         $ (7,913,810)



C.  PROPERTY AND EQUIPMENT

         Property and equipment as of February 28 consists of:                                       1997               1998
                                                                                                 -------------       ------------

         Office equipment....................................................................   $    3,339,049       $  5,345,109
         Laboratory and field equipment......................................................        3,335,721          3,967,605
         Transportation equipment............................................................          207,857            582,524
         Leasehold improvements..............................................................          849,700          1,111,823
                                                                                                     7,732,327         11,007,061
         Less accumulated depreciation.......................................................        3,947,694          5,213,133
                                                                                                ---------------      ------------

         Property and equipment, net.........................................................   $    3,784,633       $  5,793,928
                                                                                                ==============       ============



D.  DEBT AND CREDIT AGREEMENTS

         Short Term Debt - The February 28, 1997 and 1998 balance consists of a 8.75%, $300,000 note payable issued in connection with the Company's purchase of the Hill Businesses. The Company has withheld payment on the note and interest accrued through the original maturity date, April 30, 1996, pending the outcome of the litigation with Hill as discussed in Note E.

     As consideration for the purchase of the assets of BCM Engineers, Inc. from BCM's parent company (the "Seller"), the Company issued a prime based $200,000 note payable due September 19, 1997, a non-interest bearing $2,750,000 note payable due March 30, 1998 and assumed a $22,000 remaining note obligation. Under the terms of the purchase agreement, the Company is entitled to and served notice to the Seller of a purchase price adjustment. As allowed under the purchase agreement, the Company elected to recover a portion of the purchase price adjustment as a set-off against the $200,000 note payable and reconveying the assumed $22,000 note obligation to the seller. Accordingly, these short-term debt obligations have been offset in full. The Company is also entitled to and served notice to the Seller of allowable set-offs relating to uncollected purchased accounts receivable and work in process, losses incurred by the Company for unrecorded contract obligations and other liabilities. The Company has recorded an offset for the full amount of the $2,750,000 note payable. The Company and Seller are disputing several matters under the purchase agreement as discussed in Note E, including the recorded offsets to short-term debt. Accordingly, the final purchase price and amount of short-term debt are subject to the final outcome of the pending disputes.



         Long-Term Debt - Long term debt as of February 28 consists of :
                                                                                                      1997              1998
                                                                                                  ------------      ------------

         Term loan under the Company's Bank Credit Facilities.  Interest rate at
           February 28, 1998 was 7.875%. Interest is payable monthly.  Quarterly principal  payments of $750,000  commence  February 1999 and increase through the loan
           maturity on January 29, 2003......................................................                      $ 20,000,000

         12% Senior Subordinated Notes due January 15, 2008.
           Interest payable semi-annually....................................................              -        100,000,000

         Notes  payable  issued in  connection  with the  purchase of Bing Yen &
           Associates  with a fixed  interest  rate of 8.0%.  The  principal  is payable in three installments
           commencing January 1999...........................................................              -          1,150,000

         Note payable  issued in connection  with the purchase of  Environmental
           Warranty,  Inc, net of inputed interest at 8.00%. The note is payable in three installments of
           $226,000 commencing October 1998..................................................              -            597,955

         Borrowings from banks under the prior bridge credit facility........................     20,850,000                  -

         Note payable issued in connection with the purchase of 3D Information
           Services, Inc. with a fixed interest rate of 8.25%. ..............................      1,931,193                  -

         Insurance premium financing obligation payable in fixed monthly installments of principal and interest through April, 1998.  Interest
           accrued at 6.4%...................................................................        781,188             57,749

         Note  payable  issued in  connection  with the  purchase  of  Con-Test, payable in three  annual  installments  through  September  30, 1997.
           Interest accrued
           at 8.5% and is payable quarterly..................................................        178,333                  -

         Notes payable issued in connection with other asset acquisitions due in installments  through May 1998.  Interest  rates range from the prime rate,
           (8.25% at February 28, 1997) to 9.0%..............................................        146,272             25,000

         Note payable assumed in connection with the  purchase of ATEC.  Interest
           accrued at the prime rate plus 2% (10.25% at February 28, 1997)...................        127,095                  -

         Notes payable issued in connection with the purchase of MES, with interest
           at prime (8.25% at February 28, 1997) payable through February, 1998..............         66,667                  -

         Other notes with interest rates ranging from 7.25% to 12.4% due in  monthly
           installments through October, 2001................................................         29,326              9,796
                                                                                                ------------       ------------
                                                                                                  24,110,074        121,840,500
              Less current maturities........................................................      1,986,730          1,420,816
                                                                                                ------------       ------------
              Long-term debt, less current maturities........................................   $ 22,123,344       $120,419,684
                                                                                                ============       ============

         Bank Credit Facilities - On January 29, 1998, a credit facility with various lending institutions was established providing the Company senior secured credit facilities consisting of a $20 million Term Loan and a $30 million Revolving Credit Facility (the "Bank Credit Facilities").

         The Revolving Credit Facility is available to the Company for working capital, general corporate purposes, including certain permitted acquisitions. Revolving loans mature on January 29, 2003. At the Company's option, revolving loans will accrue interest at either (a) an adjusted rate based on the Eurodollar rate plus a margin of 2.25% or (b) the base rate (effectively the prime rate) plus a margin of 1.25%. The loan margins are subject to quarterly decreases based upon improvements in the Company's leverage ratio. Interest is payable monthly and the Company pays a revolving loan commitment fee of 1/2 of 1% on a quarterly basis. As of February 28, 1998, the Company had approximately $29.5 million of availability under the Revolving Credit Facility due to outstanding letters of credit.

         The Term Loan amortizes quarterly commencing in February 1999 initially at $750,000 per quarter, increasing to $1,000,000 per quarter in February 2000, $1,500,000 per quarter in February 2001 and $1,750,000 per quarter in February 2002 with the final loan maturity on January 29, 2003. The initial interest rate for the Term Loan was set at the base rate plus 1.25% (7.875% at February 28, 1998) and since year-end has been converted to a Eurodollar rate loan.

         The Bank Credit Facilities will require the Company to meet certain financial tests, including minimum interest coverage and maximum leverage ratios beginning as of and for the quarter ended May 31, 1998. The Bank Credit Facilities will also contain covenants which, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends, enter into transactions with affiliates, form subsidiaries, enter into sale-leaseback transactions, make capital expenditures, loans, investments or lease payments, merge, consolidate or acquire or dispose of assets, voluntary prepay or amend other indebtedness, incur liens and encumbrances and other matters customarily restricted in loan agreements of this type.

         The Bank Credit Facilities contain customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross defaults, certain events of bankruptcy and insolvency, ERISA, judgement defaults, failure of any guarantee or security agreement supporting the Company's obligations under the Bank Credit Facilities to be in full force and effect, and a change of control of the Company's Parent or the Company.

         The obligations of the Company under the Bank Credit Facilities are unconditionally guaranteed by the Company's Parent and any direct or indirect subsidiaries of the Company. In addition, the obligations of the Company under the Bank Credit Facilities are secured by substantially all of the assets of the Company.

         12% Senior Subordinated Notes Due 2008 - The 12% Senior Subordinated Notes due 2008 were issued January 29, 1998 pursuant to an indenture agreement and became obligations of the Company as of the Merger Date. Interest accrues at 12% per annum and is payable semiannually in arrears on each January 15 and July 15, commencing July 15, 1998. The Notes are unsecured obligations of the Company, ranking subordinate in right of payment to all senior indebtedness (as defined) as of the Merger Date, and ranking pari passu in right of payment with any future senior subordinated indebtedness and senior in right of payment to all other subordinated obligations of the Company. The Notes will be redeemable, in whole of in part, at the Company's option on or after January 15, 2003 at redemption prices set forth in the Note indenture agreement. Up to 35% of the aggregate principal amount of the Notes may be redeemed on or prior to January 15, 2001 with the net cash proceeds of a public offering at redemption prices and terms in accordance with the Note indenture agreement. The Note indenture agreement provides noteholders the option to have their notes purchased in the event of a change in control. In addition, the Note indenture contains covenants restricting the incurrence of additional indebtedness, payment of dividends, sales of assets, incurrence of liens, mergers and acquisitions and conduct of the business to existing businesses.

         8.18% Senior Secured Notes - On May 29, 1997, the Company issued $32,500,000 of 8.18% Senior Secured Notes to a group of financial institutions. The proceeds were used in part to repay the Company's outstanding bridge credit facility outstanding as of the February 28, 1997. Accordingly, at February 28, 1997, the Company classified its $20,850,000 outstanding bridge loan facility as long-term debt. In connection with the issuance of the 8.18% Senior Secured Notes, the Company had entered into a bank credit agreement providing a $15,000,000 revolving line of credit. Amounts outstanding under the bank revolver and the 8.18% Senior Secured Notes were repaid in full using proceeds of the 12% Senior Subordinated Notes due 2008 and the Bank Credit Facilities.

         Aggregate maturities - Aggregate maturities of long-term debt as of February 28, 1998 are as follows: fiscal 1999 - $1,420,816; fiscal 2000 - $3,827,091; fiscal 2001 - $5,092,593; fiscal 2002 - $6,250,000, fiscal 2003 -
$5,250,000 and thereafter $100,000,000.


E.  COMMITMENTS AND CONTINGENCIES

         Operating Lease Commitments - The Company leases office space, laboratory facilities, temporary housing facilities and automobiles under operating lease agreements, which expire at varying dates through September 2007. The Company also rents equipment on a job-by-job basis. Minimum annual rental commitments as of February 28, 1998 are as follows: fiscal 1999 - $4,776,616; fiscal 2000 - $3,828,324; fiscal 2001 - $2,221,522; fiscal 2002 -
$1,259,135;   fiscal  2003  -  $844,843   and   thereafter   $2,173,808   (total
$15,104,250).

     Rental expense associated with facility and equipment operating leases for fiscal years 1996, 1997 and 1998 for the Predecessor and Successor Periods was $1,389,865, $3,009,675, $3,683,058 and $426,160, respectively.

         Other Liabilities - Other liabilities consist of long-term lease commitments and other long-term contractual obligations assumed in connection with business acquisitions. Contractual obligations representing existing liabilities recorded within the financial statements that are expected to be realized during the next fiscal year are included within other accrued expenses.

         Litigation - General Litigation - Irv Richter v. ATC Group Services, Inc., et al, Civ. Action No. 16007-NC, Court of Chancery, New Castle County, Delaware. Joseph I. Peters v. George Rubin, et al, Civ. Action No. 16026-NC, Court of Chancery, New Castle County, Delaware. On or about November 5, 1997, a summons and complaint were filed in the Court of Chancery of the State of Delaware in and for New Castle County (the "Delaware Court") on behalf of Irvin Richter, as plaintiff (the "Richter Complaint"). The Richter Complaint named the Company and the members of the Company's board of directors as defendants. On or about December 18, 1997, counsel for Mr. Richter filed with the Delaware Court a Notice of Dismissal Without Prejudice of the Richter Complaint. On or about November 12, 1997, another summons and complaint were filed in the Delaware Court on behalf of Joseph I. Peters, as plaintiff (the "Peters Action"). On or about December 18, 1997, an amended complaint was filed in the Peters Action (the "Amended Complaint"). The Amended Complaint names the Company, the members of the Company's board of directors, Weiss Peck and the WPG Corporate Development Associates V, L.P., a Weiss Peck affiliate, as defendants. The Amended Complaint challenges the Tender Offer and Merger. The Amended Complaint seeks class action status on behalf of the stockholders of the Company. The plaintiff in the Peters Action claims that the offer price for the Company's Common Stock is inadequate and that the defendants have breached their fiduciary duties to the plaintiff and other stockholders of the Company. The plaintiff seeks, among other things, to enjoin the Transactions or compensatory damages. On January 7, 1998, a motion to dismiss was filed by Weiss Peck and WPG Corporate Development Associates V, L.P, a Weiss Peck affiliate. On January 13, 1998, answers to the complaint were filed by the Company and the remaining defendants. The parties to the Peters Action are currently conducting discovery. The Company believes the allegations contained in the Amended Complaint are without merit and intends to defend the Peters Action vigorously; however, there can be no assurance of the outcome.

         First Fidelity Bank, N.A., et al v. Hill International, Inc. et al., Superior Court of New Jersey, Law Division, Burlington County, Docket No. Bur-L-03400-95, filed December 19, 1995. Irvin E. Richter, et al v. ATC Group Services Inc., et al. United States District Court, District of New Jersey, Civ. No. 96 CV 5818 (JBS) filed December 6, 1996. On December 19, 1995, a second amended complaint was filed in the above-entitled action which joined the Company as a defendant and included a count against the Company seeking recovery of certain assets purchased from Hill on the grounds that plaintiff banks held security interests in the assets and that Hill was in default under the security agreement creating such alleged security interests. The original plaintiffs in this action were First Fidelity Bank, N.A. and United Jersey Bank, N.A. The primary defendants were Hill and certain of its subsidiaries, and Irvin Richter, David Richter, Janice Richter and William Doyle. Irvin Richter and David Richter are officers and stockholders of Hill. In April 1996, the Company filed a cross-claim against Hill, Irvin Richter and David Richter alleging breach of contract and fraud, among other allegations, and seeking unspecified damages, including punitive damages, and equitable relief. In August, 1996, Hill and the Richters filed an answer denying ATC's cross-claims, a cross-claim against ATC and a third party claim against certain members of ATC's management and an employee. The cross-claim and third party claim seek unspecified damages, including punitive damages, for defamation, breach of the Richters' non-competition agreements and securities fraud. The defamation claims are based
(i) on plaintiff banks' allegation of fraud against Hill and the Richters in their amended complaint, which Hill and the Richters allege was based on defamatory statements made by ATC in settlement discussions with the plaintiff banks and (ii) on a letter alleged to contain defamatory statements which was sent to an account debtor of the Company by an employee. In its answer, the Company both denies that it made defamatory statements and asserts that the defamation allegations fail to state legally valid claims. The breach of contract and securities claims are based on allegations that ATC made representations concerning a registration rights agreement to be provided in connection with options issued to the Richters as consideration for their non-competition agreements. In its answer, the Company denies that an agreement concerning registration rights was ever reached and asserts that any such rights were forfeited or suspended by the Richters in any case as a result of their conduct in connection with the asset purchase. ATC also disputes that the Richters sustained damages on the grounds, among others, that the options were non-transferable and because ATC's stock price never exceeded the exercise price at any point where the options would have been exercisable. These related cases are in the discovery phase. In January, 1997, the plaintiff banks dismissed their claim against ATC. On December 6, 1996, Hill and the Richters commenced an action against ATC and the same officers and employees of ATC alleging essentially the same claims in federal court as in the state action. This action is entitled Irwin E. Richter et al. v. ATC Group Services, et al., Civ. No. 96-5818 (JBS), U.S. District Court for the District of New Jersey, December 6, 1996. ATC has answered, raising the same defenses and additional defenses related to the timeliness of the federal securities claims. The case is currently in the discovery phase. It does not create a risk of double recovery. In the Company's opinion, the outcome of this matter will not have a significant effect on the Company's financial position or future results of operations and cash flows, although no assurances can be given in this regard.

         Commonwealth of Massachusetts v. TLT Construction Corp. et al., Civ. Action No. 96-02281 F, Superior Court of Middlesex County, Massachusetts. This is an action brought by the Commonwealth of Massachusetts in April 1996, against the architects and general contractor on a renovation and construction project on the Suffolk County Courthouse in Massachusetts. The basis of the lawsuit is that one or more damp-proofing products specified by the architect defendants and installed by the contractor defendant made employees in the courthouse ill because of the off-gassing of harmful vapors. Dennison Environmental Services Inc., ("Dennison") an ATC subsidiary, was joined on August 13, 1996, as a third party defendant by TLT Construction Corporation, the general contractor, because Dennison performed some air quality testing of the air in the courthouse for the Commonwealth of Massachusetts during the construction process. The contractor alleges that it acted in reliance on these tests in continuing to install the material after the test report was given to it by the state. ATC's position is that it did not commit any error or omission in this case, that ATC made no representation to the contractors or material supplier and had no privity with them and that Dennison's opinion concerning short term, during-construction health effects of the off-gassing could not be justifiably relied upon with respect to the long-term performance and health effects of the product or its installation. This case is in the discovery phase. At this point, ATC considers the case to be without merit, and ATC intends to vigorously defend the action. The Company currently has in force a professional liability insurance policy in the amount of $10,000,000 with a deductible of $250,000. Notice of claim has been made under the policy regarding this action. In the Company's opinion, the outcome of this matter will not have a significant effect on the Company's financial position or future results of operations and cash flows, although no assurances can be given in this regard.

     Barrett-Moeller et al. v. ATC Associates Inc., Civ. Action No. 97-01037D, Superior Court of Middlesex County, Massachusetts. This is an action arising out of the same set of occurrences as gave rise to Commonwealth of Massachusetts v. TLT Construction, Corp. described above. The action was brought by a group of employees who worked in the Suffolk County Courthouse during the period in which the off-gassing of harmful vapors was alleged to have occurred. The suit seeks damages for personal injury in an unspecified amount. The Company currently has in force a professional liability insurance policy in the amount of $10,000,000 with a deductible of $250,000. Notice of this claim has been made to ATC's professional liability insurer.

     Joan Spencer v. TLT Construction et al., Civ. Action No. 97-4161C, Superior Court of Middlesex County, Massachusetts. This is an action arising out of the same set of occurrences as gave rise to Commonwealth of Massachusetts v. TLT Construction, Corp. described above. The action was brought by an employee who worked in the Suffolk County Courthouse during the period in which the off-gassing of harmful vapors was alleged to have occurred. The suit seeks damages for personal injury in an unspecified amount. The Company currently has in force a professional liability insurance policy in the amount of $10,000,000 with a deductible of $250,000. Notice of this claim has been made to ATC's professional liability insurer.

         Cambridge Housing Authority v. CON-TEST, Inc. and ATC Group Services Inc., Superior Court of Middlesex County, Massachusetts. This action was brought on October 1, 1997 for damages in excess of $1,000,000 alleging that Con-Test, Inc. breached its contract with Cambridge Housing Authority and was negligent in performing asbestos survey work preparatory to a housing project re-modernization project. ATC was joined as a party on the theory of continuous business enterprise successor liability. ATC has filed an answer denying that it was a successor to Con-Test under Massachusetts's law and asserting that it should therefore have no liability for Con-Test's alleged acts or omissions. The Company believes that the case is without merit because ATC does not meet the definition of successor liability in the State of Massachusetts. ATC has filed a notice of claim with Con-Test's insurance company which has assumed the defense of the action.

         State of New York Department of Taxation and Finance. The Company has received a notice of audit from the New York State Department of Taxation and Finance ("NYDTF") for the three fiscal years 1993, 1994 and 1995. The agent has issued a preliminary audit report, which is expected to be the basis of a formal assessment estimated to be approximately $200,000. ATC's most recent communications with the NYDTF indicate that it is probable that ATC will incur a liability for back taxes in an approximate amount of $200,000 which the Company has recorded as a liability as of February 28, 1998.

     Professional Service Industries, Inc. v. ATC Group Services Inc. and Thomas Bowker, Superior Court, Norfolk County, Massachusetts, June 19, 1997, Civ. No. 97-01146. The complaint alleges that ATC interfered with a non-competition agreement between Mr. Bowker, currently an ATC employee, and PSI. An injunction has been issued by the court against ATC and Mr. Bowker prohibiting them from competitive acts within certain geographic areas. The case is currently on hold pending mediation between the parties in an attempt to settle the case. If settlement is not achieved through the mediation process, ATC intends to continue to vigorously defend the claim.

Administrative Violations

         Indiana Department of Environmental Management v. ATC Associates Inc. ATC received a Notice of Violation and Proposed Agreed Order, EPA I.D. No. IND 004939765, dated June 9, 1997, on June 12, 1997 and a revised NOV and Proposed Agreed Order on April 22, 1998. The revised Proposed Agreed Order seeks a penalty in the amount of $78,400 for alleged violations of the federal hazardous waste regulations and Indiana hazardous waste regulations arising out of the handling of hazardous wastes in ATC's Indianapolis laboratory. ATC and the Indiana Department of Environmental Management ("IDEM") are currently engaged in settlement discussions. As a result of this settlement process, the Company believes that this penalty will be reduced although there can be no assurances in this regard. ATEC will be responsible for one-half of any ultimate penalty.

Probable Claims

         One Parkway Project. ATC has received notice of related potential claims by R.M. Shoemaker Co., a Pennsylvania construction firm, and four of its workers arising out of ATC's performance of asbestos abatement survey, design and project monitoring services. The services were performed by ATC's Burlington, New Jersey office on a project known as the One Parkway Project. The claims allege that ATC: (i) failed to locate certain asbestos-containing materials in a high rise building during its inspection of the facility; (ii) failed to include these undiscovered materials in the design specifications for an asbestos abatement project in connection with a renovation project on the building; and (iii) failed to properly clearance inspect and test the areas on which abatement had been performed prior to demobilization of the asbestos abatement project. The claimants allege that ATC's acts or omissions resulted in additional corrective actions including remobilization of certain areas, delays of the renovation project and exposure of construction workers to asbestos contamination. R.M. Shoemaker has alleged that it sustained damages in the amount of $1,500,000 for additional abatement costs plus additional damages for delay. The workers' exposure claims have not been quantified. No suit has been filed.

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

         Bob Moore Construction/Garden Ridge, Inc. ATC has received notice of a potential claim arising out of ATC's performance of soil compaction testing for Bob Moore Construction, Inc., the general contractor on a retaining wall construction project for Garden Ridge, Inc., a garden supply chain, in Norcross, Georgia. The retaining wall eventually failed. Independent consultants performed investigations and prepared reports to determine the cause of failure. Reports initially concluded that the failure was due to a flaw in the design prepared by the wall manufacture and installation firm. Both consultants concluded that the soil work was properly performed. Since then, consultants have prepared follow-up reports, and the contractor has requested ATC's involvement in mediation discussions regarding the responsibility for repairs with respect to the various parties involved in the project. Total costs to repair the project currently total $960,000. ATC is evaluating the follow-up reports to determine ATC's potential liability or responsibility, if any. ATC currently believes that it performed all services properly and that it should have no liability. However, in any case, ATC believes its share of liability should amount to only a small portion of the total costs. Notice of this claim has been made under ATC's professional liability insurance policy. The professional liability insurance is subject to a $250,000 deductible. Although the Company believes this claim will not result in a material loss, no assurance in this regard can be given.

         Argosy Casino, Lawrenceburg, Indiana. ATC has received notice of potential claims arising out of geotechnical analyses for which American Testing and Engineering Corporation originally provided the geotechnical analyses and on which ATC subsequently performed the design of a Tensar/soil stabilized earth slope. The stabilized earth/geogrid engineered slope failed at the interface between the compacted subgrade and the first geogrid layer. A tentative settlement reached among the parties to this claim would result in ATC's payment of $266,000 in corrective costs, of which ATC expects contribution from other parties in an amount of not less than $80,000. Notice of this claim has been made under ATC's professional liability insurance policy. The professional liability insurance is subject to a $250,000 deductible.

         Smith Technology Acquisition Claims. ATC has filed two claims for recoupment against Smith Technology Corporation ("Smith") arising out of the Agreement for Sale and Purchase of Business Assets of August 19, 1998, between ATC and Smith (the "Agreement"). The first claim asserted a recoupment against the full amount of the $200,000 30-day note and a return of conditionally assumed liabilities in the total amount of $135,000. These remedies were asserted to partially recoup a deficiency in the Adjusted Equity Value as stated on Smith's closing Engineering Division Balance Sheet from that warranted in the purchase agreement.

         On March 27, 1998, ATC asserted a second set of recoupment claims arising under the Agreement for various value, liability, and loss issues in the amount of $5,127,859 against the $2,750,000 note payable to Smith which had been assigned to Chase Manhattan Bank. On April 13, 1998, ATC served a corrective amendment to this claim asserting an additional claim amount of $21,475. This resulted in a total claim amount of $5,149,334. The amount of claim outstanding after set-off of the full amount of the note is $2,499,334. Of this amount, ATC believes that $850,000 of the amount claimed for third party liability claims should be covered by insurance, resulting in non-recoverable claim in the amount of $1,649,334 net of $100,000 non-refundable payment. A portion of this unrecoverable claim has been expensed in the accompanying consolidated statement of operations, and the balance is expected to be recorded as an additional cost associated with the acquisition as amounts are incurred.

F.  STOCK OPTIONS

         The Company established stock option plans in 1988, 1993 and 1995 providing for the granting of 200,000, 1,000,000, and 81,750 shares, respectively, to employees and certain other participants. Pursuant to the Tender Offer, all issued shares became exercisable. Employees elected to either receive cash for the difference between the offering price of $12.00 per share and the option exercise price or to receive an equivalent option to purchase common stock of Holdings having the same exercise price and vesting schedule as the original grant. Non-employees with stock options were paid cash for the value of their options.

         Key employees of the Company will be eligible to receive future stock option grants for the purchase of common stock of Holdings. Such grants are expected to be issued at fair market value at the date of grant. All grants will be subject to approval by Holdings' Board of Directors.

         The changes in the outstanding stock options under the 1988, 1993 and 1995 plans during fiscal years 1996, 1997 and 1998 are summarized as follows:

                                                                                                                 WEIGHTED
                                                                                                             AVERAGE PRICE PER
                                                                                            OPTIONS               SHARE
                                                                                          -------------      ------------------
         BALANCE, February 28, 1995....................................................     291,420          $            6.03
          Granted......................................................................     334,500                       9.44
          Exercised....................................................................      (6,400)                      5.56
          Expired......................................................................     (34,800)                     10.09
                                                                                          ---------                 -----------

         BALANCE, February 29, 1996....................................................     584,720                       8.51
          Granted......................................................................     407,400                       9.85
          Exercised....................................................................     (14,030)                      4.00
          Expired......................................................................    (257,750)                     12.62
                                                                                         ----------                 ----------

         BALANCE, February 28, 1997....................................................     720,340                       7.89
          Granted......................................................................       90,050                     10.30
          Exercised....................................................................    (188,370)                      4.20
          Expired......................................................................     (27,000)                     10.90
          Acceleration and elimination of options pursuant to the Tender Offer.........    (595,020)                      9.29
                                                                                        -----------                 ----------

         BALANCE, February 5, 1998, the Merger Date....................................         -0-                 $      -0-
                                                                                        ===========                 ===========


         Options exercisable at:

         February 29, 1996............................................................      307,950
         February 28, 1997............................................................      457,550
         February 28, 1998............................................................        None

     Options granted in fiscal 1995 include 50,000 non-plan options issued in connection with the acquisition of the Hill Businesses (Note B).

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 123 defines a fair market value based method of accounting for stock based employee compensation plans and encourages all entities to adopt that method of accounting. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

         As described in Note A, the Company has decided to continue to apply the intrinsic value based method of accounting for its stock-based employee compensation plans. If compensation cost for the Company's employee stock-based compensation plans had been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, Accounting for Stock Based Compensation, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                                                                  Predecessor       Successor
                                                              1996               1997                1998             1998
                                                        -----------------     ------------       -------------- ------------------
       Net income (loss):
            As reported............................         $ 3,865,998        $ 6,307,734         $ 2,638,003     $ (1,789,418)
            Pro forma..............................         $ 3,791,472        $ 6,129,810         $ 2,259,100     $ (1,797,007)


         The Pro forma loss for the Successor Period includes options granted to Company employees by Holdings.

         For purpose of determining the disclosures required by SFAS No. 123, the fair values of stock options on their grant dates were measured using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model were as follows:

                                                                                                Predecessor        Successor
                                                              1996               1997              1998              1998
                                                        -----------------     -----------      --------------    -------------
         Risk-free interest rate...................            7.8%              5.4%                6.0%             6.0%
         Expected life of option grants............          5 years            5 years             5 years         5 years
         Expected volatility of underlying stock...             48%               48%                 46%              0%


     The weighted average fair value of stock options granted for the year ended February 28(29), 1996, 1997 and 1998 were $5.01, $4.36 and $4.97, respectively.

G.  COMMON STOCK WARRANTS

         As of the Merger Date, February 5, 1998, all of the then outstanding Class C warrants holders became eligible to receive $2.00 per warrant representing the Tender Offer price per a share of common stock of $12.00 less the Class C Warrant exercise price of $10.00 per share.

H.  INCOME TAXES

     Income tax expense (benefit) for the years ended February 28 (29), 1996 and 1997 and 1998 for the Predecessor and Successor Period consists of the following:

                                                                                FEDERAL         STATE & LOCAL         TOTAL
                                                                             ---------------   ---------------   ---------------
         1996:
            Current........................................................$      1,700,400    $      296,300   $      1,996,700
            Deferred.......................................................        (161,700)          (30,000)          (191,700)
                                                                           -----------------   --------------   ----------------
             Total.........................................................$      1,538,700    $      266,300   $      1,805,000
                                                                           ================    ==============   ================

         1997:
            Current........................................................$      3,207,100    $     711,600    $      3,918,700
            Deferred.......................................................         168,100            3,200             171,300
                                                                           ----------------    -------------    ----------------
             Total.........................................................$      3,375,200    $     714,800    $      4,090,000
                                                                           ================    =============    ================

         1998 - Predecessor Period:
            Current........................................................$       (912,940)   $     118,847    $      (796,093)
            Deferred.......................................................       2,486,300          425,720          2,912,020
                                                                           ----------------    -------------    ---------------
             Total.........................................................$      1,573,360    $     544,597    $     2,117,927
                                                                           ================    =============    ===============

         1998 - Successor Period:
            Current........................................................$     (1,112,275)   $    (266,523)   $    (1,378,789)
            Deferred.......................................................         359,847           54,224            414,071
                                                                           ----------------    -------------    ---------------
             Total.........................................................$       (752,428)   $    (212,299)   $      (964,727)
                                                                           =================   ==============   ================

     The predecessor Company made Federal and State income tax payments of approximately $2,077,000, $4,062,000 and $1,941,000 in fiscal 1996, 1997 and
1998, respectively.

         A reconciliation of the statutory US Federal tax rate and effective tax rate for the years ended February 28 (29), 1996 and 1997 and 1998 for the Predecessor and Successor Period is as follows:

                                                                                                      Predecessor        Successor
                                                                     1996              1997               1998              1998
                                                                 -------------     --------------   ---------------    -------------

         Statutory US Federal rate........................             34.0%            34.0%             34.0%             34.0%
         State income taxes, net of federal benefit.......              4.3              4.5               7.6              (3.5)
         Tax benefit of Aurora's net operating loss carry
         forward..........................................             (6.2)              -                 -                 -
         Tax exempt interest income.......................             (2.4)            (1.3)             (3.6)             (6.9)
         Non-deductible expenses, primarily goodwill......              2.1              2.1               6.5              16.5
                                                                 -------------     --------------   ---------------    -------------
                                                                       31.8%             39.3%            44.5%             47.1%
                                                                 =============     ==============   ===============    =============

         During fiscal 1996, ATC utilized a one-time tax benefit of $350,000 to offset taxable income relating to Aurora's net operating loss carryforward at the time of the ATC and Aurora merger.

         The  tax  effects  of  temporary   differences  that  give  rise  to  a
significant portion of the deferred tax assets and liabilities as of February 28 consist of the following:

                                                                                                     1997                1998
                                                                                             --------------------  ---------------

        Deferred tax assets:
            Nondeductible liabilities...................................................     $          682,900$        1,159,100
            Nondeductible bad debt reserve..............................................                453,800           988,900
                                                                                             ------------------    --------------
                                                                                                      1,136,700         2,148,000
         Deferred tax liabilities:
            Property and equipment......................................................                 95,800            47,900
            Prepaid expenses............................................................                346,400           106,800
            Intangible assets...........................................................                622,000         4,558,900
                                                                                             ------------------    --------------
                                                                                                      1,064,200         4,713,600
         Net deferred tax (liability) asset ............................................     $           72,500    $   (2,565,600)
                                                                                             ==================    ===============

         The current portion of net deferred tax assets of $790,400 and $2,041,200 at February 28, 1997 and 1998 is classified in the consolidated balance sheets in current assets. The non-current portion is classified in non-current liabilities.


I.  EMPLOYEE BENEFIT PLANS

         The Company has an employee savings plan, which allows for voluntary contributions into designated investment funds by eligible employees. The Company may, at the discretion of its Board of Directors, make additional contributions on behalf of the Plan's participants. No Company contributions were made in fiscal years 1996, 1997, and 1998.

J.  INDUSTRY SEGMENT DATA

         The Company provides services through its environmental consulting and engineering segment and its information technology consulting segment. Segment data for fiscal 1996 is not presented as the Company only operated in the Environmental and Engineering Segment.

                                                       Environmental        Information       Adjustments &
                                                       & Engineering        Technology        Eliminations            Total
             Year Ended February 28, 1997:             --------------      -------------      -------------      --------------
             -----------------------------

Revenues.............................................. $  106,661,312      $   7,228,755        $   (34,703)     $  113,855,364
Operating income......................................     11,323,277            387,756                  -          11,711,033
Depreciation and amortization.........................      1,949,711            149,100                  -           2,098,811

Capital expenditures..................................      1,244,756             40,939                  -           1,285,695

Identifiable assets as of
 February 28, 1997.................................... $   83,486,251      $   6,080,060        $ (3,390,994)    $   86,175,317
 -----------------

                                                       Environmental        Information       Adjustments &
                                                       & Engineering        Technology        Eliminations            Total
             Year Ended February 28, 1997:             --------------      -------------      -------------      --------------
             -----------------------------
             Predecessor Period:
             -------------------

Revenues.............................................. $  121,457,521       $ 8,106,871         $   (303,408)    $  129,260,984
Operating income......................................      6,986,775           437,050                    -          7,423,825
Depreciation and amortization.........................      3,039,310            40,644                    -          3,079,954

Capital expenditures..................................      1,937,379            39,226                    -          1,976,605

             Successor Period:
             -----------------

Revenues............................................... $  11,327,031            848,662        $          -      $  12,175,693
Operating income (loss)................................    (1,565,483)            79,331                   -         (1,486,152)
Depreciation and amortization..........................       578,362              5,262                   -            583,624

Capital expenditures...................................       117,472             16,844                   -            134,316

Identifiable assets as of
 February 28, 1998.....................................  $187,384,156       $ 5,768,741         $  (4,279,664)    $ 188,873,233
 -----------------

K.  SUPPLEMENTAL INFORMATION

         Supplemental cash flow information - Supplemental cash flow information for the years ended February 28 (29), 1996 and 1997 and 1998 for the Predecessor and Successor Period is as follows:

                                                                                                  Predecessor        Successor
                                                                   1996             1997              1998              1998
                                                               -------------    --------------    -------------     -------------
         Cash paid for interest...........................   $      374,466    $    1,515,432   $    2,092,973        $  617,692

         Noncash investing and financing activities:

           Liabilities assumed in connection with
             business combinations........................          640,082        26,728,981        9,392,367                 -
           Common stock issued in connection with
             business combinations........................                -                 -          365,063                 -
           Common stock recovered in connection
             with the Con-Test, Inc. acquisition..........          140,013                 -                -                 -
           Common stock issued in connection with the
             Aurora Merger................................           61,117                 -                -                 -
           Common stock received as consideration for
             sale of assets...............................                -           124,432                -                 -
           Notes payable issued in connection with
             business combinations........................        1,000,000         2,589,086        5,054,643
           Notes payable issued in connection with the
             Tender Offer and Merger......................                -                 -                -       120,000,000


         Supplemental analysis of valuation and qualifying accounts - Changes in the allowance for doubtful  accounts for the years ended February 28 (29),  1996 and 1997 and 1998 for the Predecessor and Successor Period is as follows:
                                                                                                  Predecessor        Successor
                                                                   1996             1997              1998              1998
                                                               -------------    --------------    -------------     -------------

         BALANCE, beginning of period.....................  $       535,886   $       383,220     $   1,455,716    $   2,532,493

             Provision for bad debts......................          290,165         1,021,631        1,956,803           546,815
             Amounts written-off, net of recoveries.......         (309,932)         (452,836)      (1,402,940)           (1,479)
             Adjustment for allowance for doubtful
               accounts recorded on net acquired
               (rescinded) accounts receivable............         (132,899)          503,701          522,914                -
                                                            ----------------  ---------------    -------------     -------------

         BALANCE, end of period...........................  $       383,220     $   1,455,716    $   2,532,493     $   3,077,829
                                                            ===============     =============    =============     =============

L. QUARTERLY FINANCIAL DATA (Unaudited)

         The Company's unaudited quarterly results of operations for fiscal 1997 and 1998 are as follows:


          Fiscal 1997                                                 Three Months Ended
                                 ----------------------------------------------------------------------------------------------
                                       May 31            August 31         November 30                 February 28
                                        1996                1996              1996                        1997
          ---------------------- -------------------- ----------------- ------------------ ------------------------------------

         Revenues..............   $   16,645,983        $   33,922,028   $   32,848,840             $   30,438,513
         Net revenues..........       14,024,405            28,844,545       27,193,068                 25,839,451
         Gross profit..........        7,282,012            12,529,814       11,287,563                 11,051,373
         Income before
           income taxes........        2,772,303             3,485,493        2,433,278                  1,706,660
         Net income............        1,718,303             2,101,493        1,506,278                    981,660





          Fiscal 1998                                                 Three Months Ended
                                 ----------------------------------------------------------------------------------------------
                                       May 31            August 31         November 30                 February 28
                                                                                           ------------------------------------
                                                                                              Predecessor        Successor
                                        1997                1997              1997               1998               1998
                                       (1)(3)                                  (2)                                 (3)(4)
          ---------------------- -------------------- ----------------- ------------------ ------------------ -----------------
         Revenues..............   $   31,374,666        $  34,722,201    $ 38,166,478       $ 24,997,639      $  12,175,693
         Net revenues..........       26,918,833           28,816,537      32,653,637         21,083,605          9,949,086
         Gross profit..........       12,257,212           13,065,475      15,125,776          8,671,823          4,222,515
         Income (loss) before
           income taxes........        1,946,316            2,063,039       2,020,710         (1,274,135)        (2,754,145)
         Net income (loss).....        1,176,316            1,248,039       1,179,710           (966,062)        (1,789,418)

---------------
         The Company's operations are seasonal in nature, with a larger percentage of income earned in the second quarter.

(1) Reflects the acquisition of American Testing and Engineering Corporation and 3D Information Services, Inc. effective May 24, 1996 and May 28, 1996, respectively.

(2) Reflects the acquisition of BCM Engineers Inc. effective August 19, 1997, the acquisition of Environmental Warranty, Inc. effective November 4, 1997 and the acquisition of Bing Yen & Associates effective November 26, 1997.

(3) Reflects the issuance of the 12% Senior Subordinated Notes Due 2008 and Bank Term Loan issued January 29, 1998 and February 5, 1998, respectively.

(4) Reflects losses and expense associated with the settlement of executive bonus claims, expected loss for pending state tax claims, reserves established for expected write-offs of certain trade receivables and work in process, and the impairment of goodwill associated with a laboratory operation sold during the quarter ended, May 31, 1998.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
-------   ---------------------------------------------------

         The following table sets forth the name, age and position of each of the persons who are directors and executive officers of the Company and of key employees of the Company as of February 28, 1998.

   Name                      Age  Position
   ----------------------   ----- ---------------------------------------------

   Nicholas J. Malino.........47 Chief Executive Officer, President and Director
   Christopher P. Vincze......36 Chief Operating Officer and Director
   Wayne A. Crosby............44 Controller
   Wesley W. Lang, Jr.........40 Director
   Nora E. Kerppola...........33 Director
   Benjamin J. James..........41 Director
   Donald W. Beck.............39 Senior Vice President

   Key Employee:
   John J. Smith, Esq.........47 General Counsel and Secretary

         The above directors will serve until their successors are duly elected and appointed. Each of the directors were appointed on February 5, 1998. Officers will serve in their capacities as determined by the Board of Directors from time to time.

     Nicholas J. Malino. Mr. Malino became Chief Executive Officer, President and director of the Company following consummation of the Merger. From May 1993 to the consummation of the Merger, Mr. Malino served as Senior Vice President, Financial and General Operations of ATC and has been an employee of ATC since October 1992. Mr. Malino has over fourteen years of experience in managing professional service organizations. From February 1991 to September 1993, Mr. Malino was the New York Regional Manager of Kemron Inc., a hazardous waste consulting company headquartered in McLean, Virginia. From August 1989 to January 1991, he was the Operations Manager for the New York City branch of Professional Service Industries, Inc.

     Christopher P. Vincze. Mr. Vincze became Chief Operating Officer and director of the Company following consummation of the Merger. From July 1993 to the consummation of the Merger, Mr. Vincze served as Senior Vice President, Financial and General Operations of ATC. Mr. Vincze has served as a regional manager of ATC since July 1991 and Vice President of a subsidiary of ATC since 1992. Mr. Vincze joined Dennison Environmental, Inc. in 1984 as an industrial hygienist and served as Vice President of Marketing and Operations from 1987 to July 1991.

     Wayne A. Crosby. Mr. Crosby has served as Controller of ATC since October, 1997, served as Chief Financial Officer of ATC between July 1995 and October 1997 and served as region controller of ATC from December 1993 to July 1995. Prior to joining ATC, Mr. Crosby was the Chief Financial Officer of BSE Management, Inc. from 1991 to 1993, and Chief Financial Officer of Compex Systems, Inc. from 1986 through 1990. Mr. Crosby is a certified public accountant and was employed by Deloitte Haskins & Sells for eight years. In connection with the Transactions, Mr. Crosby will be terminating his employment with the Company effective September 30, 1998.

     Wesley W. Lang, Jr. Mr. Lang became a director of ATC following consummation of the Tender Offer. Mr. Lang has been a principal of Weiss Peck since 1985. Prior to joining Weiss Peck, Mr. Lang was employed by Manufacturers Hanover Trust Company, where he specialized in acquisition financing. Mr. Lang serves as a director of Chyron Corporation.

     Nora E. Kerppola. Ms. Kerppola became a director of ATC following the consummation of the Tender Offer. Ms. Kerppola is a principal of WPG Private Equity Partners II, L.P., an affiliate of WPG Partners II. Prior to joining WPG Private Equity Partners II, L.P. in 1994, Ms. Kerppola was employed as a private equity investor at Investor International (U.S.), a subsidiary of Weden's Wallenberg Group since 1990. Prior to 1990, Ms. Kerppola was an associate in the Investment Banking Department of Credit Suisse First Boston Corporation.

     Benjamin J. James. Mr. James became a director of ATC following consummation of the Merger. For the last five years, Mr. James has been employed at PPM America, Inc. ("PPM"), agent and investment manager for JNL, as Managing Director since 1997 and as Vice President since May 1991. Mr. James serves on the advisory boards of certain private equity funds. Mr. James presently serves as an observer for JNL at various companies during their board meetings.

     Donald W. Beck. Mr. Beck has been Senior Vice President of ATC since April 1990 and Vice President since January 1988. Mr. Beck is responsible for managing the operations of certain ATC offices. Mr. Beck also served as a director of ATC Laboratories, Inc., a predecessor company of ATC, from November 1985 until January 1988, President of ATC Laboratories, Inc. from May 1986 until January 1988, and as Vice President of ATC Laboratories, Inc., from November 1985 until May 1986. Mr. Beck has been a full-time employee of ATC (and formerly ATC Laboratories, Inc.) since May 1982.

         John J. Smith, Esq. Mr. Smith has been General Counsel since August 1989 and served as a Vice President of ATC from September 1990 through December 1993. Following consummation of the Merger, Mr. Smith assumed the position of Secretary of the Company. Prior to joining ATC, from 1986 to 1989, Mr. Smith was the Secretary of the South Dakota Department of Water and Natural Resources, a cabinet level position responsible for managing all of the State's environmental and natural resource development programs.

Employment Agreements

     In connection with the transactions surrounding the Merger, the Company entered into employment agreements with Nicholas J. Malino and Christopher P. Vincze. See "Item 11 - Executive Compensation - Employment Agreements and Terminations of Employment Agreements."

Directors Compensation

         During both fiscal 1996 and fiscal 1997, ATC granted options to purchase 7,500 shares to each of Julia S. Heckman and Richard S. Greenberg, Esq., ATC's two outside directors. In fiscal 1997, ATC's Board approved the grant of replacement options to both outside directors to extend the term of the options and lower the exercise price. The replacement options were subsequently exercised by each of Ms. Heckman and Mr. Greenberg. Other than $35,000 earned by each of Ms. Heckman and Mr. Greenberg for their services as members of the Special Committee of the Board of Directors appointed to review and consider the Merger in fiscal 1998, no other compensation was paid to ATC's directors for serving in the capacity of director. There are no current arrangements for future compensation of directors.

Item 11.  Executive Compensation.
--------  -----------------------

         Summary Compensation Table - The following table provides information with respect to the compensation of ATC's Chief Executive Officer (CEO) and its four most highly compensated executive officers, other than the CEO, who where serving as executive officers at the end of fiscal 1998.


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

                                                                                                    Secur-                All
                                                                          Other                   ities                  Other
                                  Year                                   Annual      Restricted     Under-      LTIP      Com-
          Name and                Ended                                  Compen        Stock        lying     Payouts     pen-
          Principal             February       Salary        Bonus       sation       Award(s)     Options      ($)      sation
          Position               28 (29)        ($)           ($)          ($)          ($)          (#)                  ($)
------------------------------ ------------ ------------- ------------ ------------ ------------- ----------- --------- ---------

Morry F. Rubin(1)                 1998        281,096         -0-       2,239,712       -0-          -0-        -0-       -0-
                                  1997        268,750       259,943        -0-          -0-          -0-        -0-       -0-
President and                     1996        225,000       141,774        -0-          -0-          (3)        -0-       -0-
Chief Executive Officer
------------------------------ ------------ ------------- ------------ ------------ ------------- ----------- --------- ---------

George Rubin(2)                   1998        281,096         -0-        860,290        -0-          -0-        -0-       -0-
                                  1997        268,750       259,943        -0-          -0-          -0-        -0-       -0-
Chairman of the Board             1996        225,000       141,774        -0-          -0-          (4)        -0-       -0-
and Secretary
------------------------------ ------------ ------------- ------------ ------------ ------------- ----------- --------- ---------

Nicholas J. Malino,               1998        192,521       226,730        -0-          -0-          -0-        -0-       -0-
President                         1997        170,000       100,000        -0-          -0-         57,500      -0-       -0-
                                  1996        142,308         -0-          -0-          -0-         30,000      -0-       -0-

------------------------------ ------------ ------------- ------------ ------------ ------------- ----------- --------- ---------

Christopher P. Vincze,            1998        192,521       200,000     6,125(5)        -0-          -0-        -0-       -0-
Chief Operating                   1997        170,000       100,000     6,000(5)        -0-         37,500      -0-       -0-
Officer                           1996        142,308         -0-       6,000(5)        -0-         30,000      -0-       -0-

------------------------------ ------------ ------------- ------------ ------------ ------------- ----------- --------- ---------

John J. Goodwin                   1998        140,000       64,652         -0-          -0-          -0-        -0-       -0-
President and Director            1997        140,000       51,335         -0-          -0-          -0-        -0-       -0-
ATC InSys Technology Inc.         1996        140,000         -0-          -0-          -0-          -0-        -0-       -0-


------------------------------ ------------ ------------- ------------ ------------ ------------- ----------- --------- ---------
Donald W. Beck                    1998        119,835         -0-          -0-          -0-          -0-        -0-       -0-
Senior                            1997         89,473       29,600         -0-          -0-          -0-        -0-       -0-
Vice President                    1996         88,140       28,000         -0-          -0-          -0-        -0-       -0-

------------------------------ ------------ ------------- ------------ ------------ ------------- ----------- --------- ---------
Wayne A. Crosby                   1998         80,000       28,500         -0-          -0-          -0-        -0-       -0-
Controller                        1997         80,000       10,000         -0-          -0-          -0-        -0-       -0-
                                  1996         75,000       13,461         -0-          -0-          -0-        -0-       -0-
------------------------------ ------------ ------------- ------------ ------------ ------------- ----------- --------- ---------

------------

 (1) Morry F. Rubin is no longer employed by the Company and resigned as President, Chief Executive Officer and director in connection with the consummation of the transactions surrounding the Merger. Mr. Morry F. Rubin has agreed to provide consulting services to the Company on the terms and conditions set forth in a Severance Agreement (as defined herein). "Other Annual Compensation" represents severance paid in connection with the Severance Agreements.

 (2) George Rubin is no longer employed by the Company and resigned as Chairman of the Board and Secretary in connection with the consummation of the transactions surrounding the Merger. Mr. George Rubin has agreed to provide consulting services to the Company on the terms and conditions set forth in a Severance Agreement (as defined herein). "Other Annual Compensation" represents severance paid in connection with the Severance Agreements.

(3) Does not include options to purchase 81,750 shares of ATC Common Stock issued in replacement of previously held options of Aurora Environmental Inc. ("Aurora"), ATC's former parent company which was merged into ATC in June, 1995, with ATC the surviving corporation.

(4) Does not include 490,500 warrants to purchase ATC Common Stock issued in replacement of previously held warrants of Aurora Environmental Inc. ("Aurora").

(5) Represents compensation relating to a car allowance.

         Options Grants Table - The following table provides information with respect to individual grants of stock options by ATC during fiscal 1998 to each of the executive officers named in the preceding summary compensation table.


                                                OPTION GRANTS IN LAST FISCAL YEAR

----------------------------------------------------------------------------------------------- ---------------------------------
                                                                                                              Potential
                                                                                                          Realized Value at
                                                                                                           Assumed Annual
                                                                                                         Rates of Stock Price
                                                                                                             Appreciation
                                                                                                         for Option Term
                                                                                                         Individual Grants
                                                                                                               (2)
--------------------------- --------------- ----------------- -------------- ------------------ ----------------- ---------------
           (a)                   (b)              (c)              (d)              (e)               (f)              (g)

                                                  % of
                              Number of          Total
                              Securities        Options
                              Underlying       Granted to
                               Options         Employees        Exercise
                               Granted         in Fiscal          Price         Expiration
           Name                  (#)            Year (1)         ($/Sh)            Date              5% ($)          10% ($)
--------------------------- --------------- ----------------- -------------- ------------------ ----------------- ---------------


Morry  F. Rubin                  -0-              -0-              N/A              N/A               -0-              -0-
--------------------------- --------------- ----------------- -------------- ------------------ ----------------- ---------------


George Rubin                     -0-              -0-              N/A              N/A               -0-              -0-
--------------------------- --------------- ----------------- -------------- ------------------ ----------------- ---------------


Christopher P. Vincze            -0-              -0-              N/A              N/A               -0-              -0-
-------------------------- --------------- ----------------- -------------- ------------------ ----------------- ---------------


Nicholas  J. Malino              -0-              -0-              N/A              N/A               -0-              -0-
-------------------------- --------------- ----------------- -------------- ------------------ ----------------- ---------------


John J. Goodwin                  -0-              -0-              N/A              N/A               -0-              -0-
--------------------------- --------------- ----------------- -------------- ------------------ ----------------- ---------------


Donald W. Beck                   -0-              -0-              N/A              N/A               -0-              -0-
--------------------------- --------------- ----------------- -------------- ------------------ ----------------- ---------------


Wayne A. Crosby                  -0-              -0-              N/A              N/A               -0-              -0-
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

         Aggregated Option Exercises and Fiscal Year-End Option Table - The following table provides information with respect to each exercise of stock options during fiscal 1998 by each of the executive officers named in the preceding summary compensation table and the fiscal year-end value of unexercised options.



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
                                    Exercise               Realized (1)              Exercisable/              Exercisable/
           Name                       (#)                       ($)               Unexercisable (1)         Unexercisable (1)
--------------------------- ------------------------- ------------------------ ------------------------- -------------------------

Morry F. Rubin                      161,750                 $1,222,390                -0-  /  -0-             -0-   /  -0-
--------------------------- ------------------------- ------------------------ ------------------------- -------------------------


George Rubin                          -0-                       -0-                   -0-  /  -0-             -0-   /  -0-
--------------------------- ------------------------- ------------------------ ------------------------- -------------------------


Nicholas J. Malino                   69,500                   321,750                 -0-  /  -0-             -0-   /  -0-
--------------------------- ------------------------- ------------------------ ------------------------- -------------------------


Christopher P. Vincze                65,000                   380,618                  -0-  /  -0-             -0-   /  -0-
--------------------------- ------------------------- ------------------------ ------------------------- -------------------------


John J. Goodwin                       -0-                       -0-                   -0-  /  -0-             -0-   /  -0-
--------------------------- ------------------------- ------------------------ ------------------------- -------------------------


Donald W. Beck                       10,000                   57,500                  -0-  /  -0-             -0-   /  -0-
--------------------------- ------------------------- ------------------------ ------------------------- -------------------------


Wayne A. Crosby                      10,000                   45,750                  -0-  /  -0-             -0-   /  -0-
--------------------------- ------------------------- ------------------------ ------------------------- -------------------------

------------

(1) The aggregate dollar values in column (c) and (e) are calculated by determining the difference between the fair market value of the Common Stock underlying the options and the exercise price of the options at the date of exercise. ATC's last sale price at the close of business on February 5, 1998 was $12.00. "Shares Acquired on Exercise" relates to the exercise of stock options only and excludes warrant exercises, but includes stock options replaced with stock options for Holdings common stock.

(2) ATC's stock option plans were discontinued in connection with the Tender Offer and Merger.

Compensation of Directors

         There are no current arrangements for future compensation of directors. See Item "10 - Directors and Executive Officers of the Registrant - Directors Compensation" for directors compensation during fiscal year 1998.

Employment Agreement and Termination of Employment Agreements

     Prior to February 5, 1998, George Rubin, Morry F. Rubin, Nicholas J. Malino and Christopher P. Vincze received annual salaries of approximately $300,000, $300,000, $200,000 and $200,000, respectively. Salaries of all executive officers of ATC (6 persons) aggregated $865,000 as of February 5, 1998. Prior to February 5, 1998, ATC had no employment contracts with its executive officers, and all salaries and bonuses were at the discretion of the Board of Directors.

     In connection with the transactions surrounding the Merger, the Company entered into employment agreements with each of Nicholas J. Malino and Christopher P. Vincze (each employment agreement is referred to as the "Employment Agreement," and both the employment agreements are collectively referred to as the "Employment Agreements". Messrs. Malino and Vincze are referred to as an "Executive" and collectively as the "Executives"). The
Employment Agreements are for a term commencing on February 16, 1998 and expiring on February 28, 2001. Pursuant to the employment Agreements, each of the Executives will receive (i) a base salary of $200,000 per year until March 1, 1998, and thereafter an annual salary of not less than $250,000, to be increased at a rate equal to the percentage increase of the Consumer Price Index and (ii) an incentive bonus of up to $250,000, which will be performance based. In addition, the Employment Agreements provide for the grant to each of the Executives options for 3.41% of the fully diluted common equity of Holdings following the consummation of the transactions surrounding the Merger. 50% of the options granted to each of the Executives are time-vested and 50% of the options vest upon the Company's attaining certain operation targets established in the Employment agreements. In addition, pursuant to the Employee Agreements, each Executive will receive 33,896 restricted shares of common stock of Holdings which will be subject to a time-vesting schedule, and a special cash bonus of $168,000 payable no later than June 1, 1998. The Employment Agreements also grant certain registration rights to each Executive in connection with his securities and contain termination provisions.

         Upon consummation of the Merger, the Company entered into two separate Severance Agreements (as defined herein), with George Rubin and Morry F. Rubin, pursuant to which George Rubin resigned his position as Chairman of the Board and Secretary of the Company and Morry F. Rubin resigned his position as President and Chief Executive Office of the Company. See "Item 13 Certain Relationships and Related Transactions."

         ATC pays John J. Goodwin a bonus based upon a percentage of pretax operating profits of ATC Insys Technology, Inc.

     During fiscal 1990, ATC approved a 401(k)-employee savings plan (the "401(k) Plan") which allows voluntary contributions by eligible employees into designated investment funds. ATC may, at the discretion of the Board of Directors, make additional contributions on behalf of the Plan's participants. No contributions were made by the Company in fiscal years 1996, 1997 and 1998. The 401(k) Plan continued in effect following the consummation of the Merger.

         ATC has no other annuity, pension or retirement benefits for its employees. ATC provides life, dental and health insurance, which is available to all full-time employees. ATC has not afforded any of its executive officers any personal benefits, the value of which exceeds $100,000, which are not directly related to job performance or provided generally to all salaried employees.

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

Morry F. Rubin
President and
Chief Executive Officer              N/A            N/A              N/A              N/A             N/A              N/A
--------------------------------- ----------- ---------------- ---------------- ---------------- --------------- ----------------

George Rubin,
Chairman   of  the   Board   and
Secretary                            N/A            N/A              N/A              N/A             N/A              N/A
--------------------------------- ----------- ---------------- ---------------- ---------------- --------------- ----------------

Nicholas J. Malino
President                            N/A            N/A              N/A              N/A             N/A              N/A
--------------------------------- ----------- ---------------- ---------------- ---------------- --------------- ----------------

Christopher P. Vincze
Chief Operating
Officer                              N/A            N/A              N/A              N/A             N/A              N/A
--------------------------------- ----------- ---------------- ---------------- ---------------- --------------- ----------------

John J. Goodwin
President and Director
ATC InSys Technology Inc.            N/A            N/A              N/A              N/A             N/A              N/A
--------------------------------- ----------- ---------------- ---------------- ---------------- --------------- ----------------

Donald W. Beck
Senior
Vice President                       N/A            N/A              N/A              N/A             N/A              N/A
--------------------------------- ----------- ---------------- ---------------- ---------------- --------------- ----------------

Wayne A. Crosby
Controller                           N/A            N/A              N/A              N/A             N/A              N/A
--------------------------------- ----------- ---------------- ---------------- ---------------- --------------- ----------------

------------

(1) The length of original option term remaining represents the number of months determined as of February 28, 1998

Compensation Committee Interlocks and Insider Participation

     Prior to February 5, 1995, the Board of Directors of ATC was composed of five members, namely, George Rubin, Chairman of the Board, Morry F. Rubin, ATC's Chief Executive Officer ("CEO"), Richard L. Pruitt, Vice President, Principal Accounting Officer, Julia S. Heckman, Managing Director with Rodman and Renshaw, Inc.'s Investment Banking Group and Richard S. Greenberg Esq., a director of the Environmental Management Group at Coopers & Lybrand. The Board of Directors had an Audit Committe and a Compensation Committe consisting of three directors including Morry F. Rubin and outside directors Richard S. Greenberg, and Julia S.Heckman. The Audit Committe was respomsible, among other things, for approving any transactions between the Company and any of its executive officers of the Company and for granting any furgher options of purchase Common Stock. Prior to August 1995, the Board had sole resonsibility for reviewing and determining the annual salary, bonuses, stock options grants and other compensation of the executive officers of ATC.

     Prior to February 5, 1998, George Rubin and Morry F. Rubin were officers and directors of certain ATC's subsideraries. Morry F. Rubin and George Rubin each received all of their respective cash compensation through ATC.

     George Rubin is one of the two directors of National Diversified Services, Inc. ("National"). During National's fiscal year ended December 31, 1996, no cash compensations was paid to any officer of ATC, During the past fiscal year, ATC and their subsidiaries had no business relationship with National.

     Following the Merger on February 5, 1998, the Board of Directors of ATC has had sole responsibility for reviewing and determining the annual salary, bonuses, stock option grants and other compensation of the executive officers of ATC, limited by the provisions of the Employment Aggrements with Nicholas Malino and Christopher Vincze.

Compensation Committee Report on Executive Compensation

     Prior to February 5, 1998, the Compensation Committee was composed of three members, namely, Morry F. Rubin, Chief Executive Officer ("CEO"), and outside directors Julia S. Hechman and Richard S. Greenberg. The compensation Committee was responsible for reviewing and determining the annual salary, bunuses, stock option grants and other compensation of the executive officers of ATC.

     Following the Merger on February 5, 1998, all compensation determinations has been and will be made by the Board of Directors of ATC. At the time of this report, the Board of Directors has not yet established a separate policy and has continued to implement the policy described below that had been established by the Compensation Committee prior to the Merger.


Comparative Performance by ATC

         ATC is presenting a chart comparing the cumulative total stockholder return on its Common Stock with the cumulative Stockholder return of (1) a broad equity market index, and (2) a published industry index or peer group for the past five years. Such chart compares the performance of the ATC's Common Stock with (1) the NASDAQ Stock Market Index and (2) a group of publish companies each of whom are listed in the peer group sanitary and other services and assumes an investment of $100 in ATC's Common Stock and on March 1, 1992 an investment of $100 in each of the stock comprising the NASDAQ Stock Market Index and the stocks of the peer group sanitary and other services.

Comparison of Five Year -Cumulative Total Returns Performance Graph for ATC Environmental Inc.

             Prepared by the Center for Research in Security Prices
                 Produced on 05/29/98 including data to 02/27/98

            Company     Market    Market     Peer     Peer
  Date       Index      Index     Count     Index     Count
--------    -------    -------    -----    -------    -----
02/26/93,   100.000,   100.000,    3947,   100.000,     35
03/31/93,    92.188,   102.894,    3972,    98.782,     35
04/30/93,    76.563,    98.503,    4007,    90.770,     35
05/28/93,   110.938,   104.385,    4035,    90.266,     34
06/30/93,   142.188,   104.865,    4071,    85.616,     34
07/30/93,   156.250,   104.990,    4103,    86.816,     32
08/31/93,   127.344,   110.415,    4138,    82.397,     31
09/30/93,   150.000,   113.704,    4173,    83.023,     31
10/29/93,   168.750,   116.260,    4220,    83.255,     32
11/30/93,   190.625,   112.794,    4303,    82.906,     32
12/31/93,   178.125,   115.940,    4375,    81.349,     32
01/31/94,   168.750,   119.459,    4399,    85.422,     33
02/28/94,   171.875,   118.343,    4438,    83.742,     33
03/31/94,   212.500,   111.065,    4490,    77.118,     33
04/29/94,   250.000,   109.624,    4519,    71.883,     33
05/31/94,   290.625,   109.891,    4562,    68.232,     33
06/30/94,   265.625,   105.872,    4576,    65.573,     30
07/29/94,   262.500,   108.043,    4594,    63.237,     30
08/31/94,   237.500,   114.931,    4612,    63.717,     30
09/30/94,   250.000,   114.637,    4615,    66.886,     31
10/31/94,   340.625,   116.890,    4637,    68.598,     31
11/30/94,   431.250,   113.013,    4653,    65.608,     32
12/30/94,   406.250,   113.329,    4658,    66.875,     32
01/31/95,   364.063,   113.965,    4648,    67.270,     32
02/28/95,   331.250,   119.992,    4650,    66.080,     31
03/31/95,   353.125,   123.550,    4644,    65.805,     32
04/28/95,   434.375,   127.440,    4655,    68.119,     32
05/31/95,   375.000,   130.728,    4654,    81.651,     32
06/30/95,   375.000,   141.323,    4671,    87.007,     32
07/31/95,   403.125,   151.711,    4690,   103.209,     32
08/31/95,   375.000,   154.787,    4713,   103.281,     32
09/29/95,   375.000,   158.346,    4709,   107.772,     33
10/31/95,   343.750,   157.439,    4747,   103.812,     32
11/30/95,   312.500,   161.135,    4779,   114.073,     33
12/29/95,   293.750,   160.276,    4819,   128.348,     33
01/31/96,   318.750,   161.066,    4809,   124.173,     33
02/29/96,   306.250,   167.196,    4839,   122.427,     33
03/29/96,   312.500,   167.751,    4878,   127.739,     34
04/30/96,   315.625,   181.668,    4923,   133.957,     34
05/31/96,   381.250,   190.010,    4981,   179.695,     32
06/28/96,   328.125,   181.445,    5034,   195.413,     32
07/31/96,   356.250,   165.288,    5066,   159.449,     32
08/30/96,   321.875,   174.549,    5090,   174.166,     33
09/30/96,   321.875,   187.900,    5096,   194.037,     33
10/31/96,   271.875,   185.825,    5138,   200.967,     33
11/29/96,   262.500,   197.312,    5180,   210.379,     31
12/31/96,   231.250,   197.134,    5177,   203.159,     30
01/31/97,   196.875,   211.145,    5162,   254.331,     29
02/28/97,   206.250,   199.472,    5171,   223.866,     29
03/31/97,   221.875,   186.450,    5169,   216.716,     29
04/30/97,   221.875,   192.279,    5156,   170.562,     29
05/30/97,   278.125,   214.077,    5149,   173.565,     27
06/30/97,   287.500,   220.628,    5133,   192.151,     27
07/31/97,   275.000,   243.915,    5128,   195.227,     27
08/29/97,   273.438,   243.544,    5117,   198.613,     26
09/30/97,   264.063,   257.954,    5107,   238.287,     26
10/31/97,   276.563,   244.594,    5115,   242.092,     25
11/28/97,   281.250,   245.819,    5131,   250.902,     25
12/31/97,   290.625,   241.959,    5079,   267.432,     25
01/30/98,   298.438,   249.567,    5051,   249.966,     25
02/27/98,   292.188,   272.938,    5030,   253.085,     25

Stock Option Plans

         Prior to the Transactions, the Company maintained (i) a Stock Option Plan which was adopted by the Company's board of directors and ratified by stockholders on January 12, 1988, (ii) the 1993 Incentive and Non-Qualified Stock Option Plan and (iii) the 1995 Stock Option Plan (collectively, the "Old Plans"). Options had been awarded to a number of individuals under each of the Old Plans (the "Old Options"). In connection with the consummation of the Transactions, all Old Options outstanding which were not fully vested were accelerated and became immediately exercisable.

         Holdings offered individuals who had been awarded Old Options with an exercise price below twelve dollars ($12.00) per share at the time of the consummation of the Merger the opportunity either (i) to receive a cash payment in full settlement of their Old Options, (ii) to exchange Old Options for options to purchase shares of common stock of Holdings (the "Holdings Options"), with the number of shares covered thereby and at an exercise price per share to be determined pursuant to a formula designed to cause the economic value (i.e., the difference between the aggregate fair market value of the shares of common stock of Holdings subject to such options and the aggregate per share exercise price thereof) of the Holdings Options immediately after the Merger to be the same as the economic value of the Old Options immediately prior to Merger in a substitution transaction described in Section 424(a) of the Internal Revenue Code of 1986, as amended (the "Code"), or (iii) to receive a combination of cash settlements and substituted options. Holdings took action to effect such substitute grants by adopting, through its Board of Directors, the Acquisition Holdings, Inc. 1998 Incentive and Non-Qualified Stock Option Plan, effective as of January 28, 1998 (the "1998 Stock Option Plan"). To the extent so elected by the optionees, non-qualified options under the Old Plans were substituted by non-qualified options under the 1998 Stock Option Plan and incentive stock options ("ISOs") under the Old Plans were substituted by ISOS under the 1998 Stock Option Plan. Holdings also intends to grant non-qualified stock options and ISOs to employees of Holdings and its subsidiaries and non-qualified stock options to directors of Holdings in the future under the 1998 Stock Option Plan.

         The 1998  Stock  Option  Plan  authorizes  the  Board of  Directors  of
Holdings to grant options to purchase Common Stock of Holdings at an exercise price (the "option price") determined by the Board of Directors of Holdings, except in the case of ISOs, which are awarded at an option price equal to the fair market value of the Common Stock (110% of the fair market value in the case of ISOs granted to ten (10%) percent shareholders of Common Stock).

         The 1998 Stock Option Plan is administered by Holdings' Board of Directors. Shares available under the 1998 Stock Option Plan can be allocated between non-qualified options and ISOs among the participants as the Board of Directors of Holdings deems appropriate. Awards may be granted for such terms as the Board of Directors of Holdings may determine, except that the term of an ISO may not exceed ten years from its date of grant.

         The terms under which all options may be exercised are determined by Holdings' Board of Directors. No option granted under the 1998 Stock Option Plan is exercisable until approval and ratification of the Plan has been obtained from the stockholders. No option may be exercised after the expiration of its term, which in the case of an ISO may not exceed 10 years from the date of grant. In addition, however, ISOs may not be exercised at any time unless the holder is an employee of Holdings or any of its subsidiaries and has been continuously employed by Holdings or any subsidiary since the date of grant. This restriction with respect to ISOs applies regardless of whether termination occurs as a result of death, disability or any other reason.

         The 1998 Stock Option Plan provides that, in the event of any change in the outstanding Common Stock by reason of a stock dividend or distribution, recapitalization, merger, consolidation, split-up, combination, exchange of shares or the like, the Board of Directors of Holdings may appropriately adjust the number of shares of Common Stock which may be issued under the 1998 Stock Option Plan, the number of shares of Common Stock subject to options previously granted, the exercise price of options previously granted, and any and all other matters it deems appropriate.

Limitation of Directors' Liability; Indemnification

         As permitted by the Delaware General Corporation Law, ATC's certificate of incorporation provides that a director of ATC will not be personally liable to ATC or its stockholders for monetary damages for breach of the fiduciary duty of care as a director, except under certain circumstances, including breach of the director's duty of loyalty to ATC or its stockholders or any transaction from which the director derived an improper personal benefit.

         ATC's by-laws provide for the indemnification of ATC's officers and directors to the fullest extent permitted by Delaware law. In this respect, Holdings intends to enter into indemnification agreements with certain of its officers and directors to hold them harmless and to indemnify each person from and against all fines, amounts paid in settlements and expenses, including attorneys' fees incurred as a result of or in connection with any threatened, pending or completed action, suit or proceeding, whether civil, criminal or administrative or investigative, by reason of the fact that the person was a director and/or officer of Holding or its subsidiaries, including ATC, or served any other corporation in any capacity at the request of Holdings, in the manner and to the extent permitted by law.

         ATC has been advised that it is the position of the Securities and Exchange Commission that insofar as the foregoing provisions may be invoked to disclaim liability for damages arising under the federal securities laws, such provisions are against public policy as expressed in the federal securities laws and are therefore unenforceable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
--------  ---------------------------------------------------------------

         The Company is a wholly owned subsidiary of Acquisition Holdings, Inc. ("Holdings"). The following table sets forth certain information concerning ownership of shares of common stock, par value $0.01 per share of Holdings (the "Holdings Common Stock") and the Holdings Preferred Stock, par value $0.01 per share owned beneficially as of February 28, 1998, by (i) each director, (ii) each of the named executive officers of the Company, (iii) all executive officers and directors as a group, and (iv) each person who is the beneficial owner of more than five percent of the shares of each class of Holdings capital stock.


------------------------------------------------ -------------------------------------- ---------------------------------------
                                                         Holdings Common Stock                 Holdings Preferred Stock

                     Name,
                  Address and
                   Position
                      (1)
------------------------------------------------ ------------------ ------------------- ------------------- -------------------
                                                                       Approximate                             Approximate
                                                      Number            Percent of            Number            Percent of
                                                        Of              Beneficial              Of              Beneficial
                                                      Shares            Ownership             Shares            Ownership
                                                                       Of Class (2)                              Of Class
------------------------------------------------ ------------------ ------------------- ------------------- -------------------

Nicholas J. Malino                                       *                  *                   -                   -
President, Director (3)
------------------------------------------------ ------------------ ------------------- ------------------- -------------------
Christopher P.Vincze                                     *                  *                   -                   -
Chief Operating Officer, Director(3)
------------------------------------------------ ------------------ ------------------- ------------------- -------------------
Wesley W. Lang Jr.                                   1,661,253            97.55%                -                   -
Director (4)
------------------------------------------------ ------------------ ------------------- ------------------- -------------------
Nora E. Kerppola                                     1,661,253            97.55%                -                   -
Director (4)
------------------------------------------------ ------------------ ------------------- ------------------- -------------------
WPG Corporate Development Associates V, L.P.         1,661,253            97.55%                -                   -
and certain related parties
One New York Plaza
New York, NY  10004
------------------------------------------------ ------------------ ------------------- ------------------- -------------------
Jackson National Life Insurance Company               187,771             10.16%             100,000              100.0%
c/o PPM America, Inc. (5)
225 West Wacker Drive,
Suite 1200, Chicago, Illinois 60606
------------------------------------------------ ------------------ ------------------- ------------------- -------------------
All directors and officers as a group (3) (6)            *                  *                   -                   -
------------------------------------------------ ------------------ ------------------- ------------------- -------------------

--------------
* Represents less than one percent.

(1) Each person has sole voting power and investment power with respect to the number of shares indicated as owned. Except as otherwise indicated, the business address for each of the parties listed in the table above is: c/o ATC Group Services Inc., 104 East 25th St., 10th Floor, New York, NY 10010.
(2) Based upon 1,702,920 shares of Holdings Common Stock outstanding as of February 28, 1998.
(3) In addition, directors, officers and certain employees of ATC will own an equity stake in Holdings, the parent of ATC, equal to approximately 24.1%, reflecting a committed investment by management of $2.1 million and options representing 11.7% of the fully diluted ownership of Holdings Common Stock.
(4) Includes 1,661,253 shares of Holdings Common Stock owned by certain affiliates of Weiss Peck of which Mr. Lang and Ms. Kerppola are principals. Mr. Lang and Ms. Kerppola disclaim beneficial ownership of such shares of Holdings Common Stock.
(5) The beneficial ownership of shares of Holdings Common Stock indicated above includes warrants to purchase 146,104 shares of Holdings Common Stock granted to Jackson National Life Insurance Company in connection with its investment in the Holdings Preferred Stock; the warrants are currently exercisable.
(6) Excludes 1,661,253 shares of Holdings Common Stock beneficially owned by certain affiliates of Weiss Peck, which may be deemed to be beneficially owned by Wesley W. Lang, Jr. and Nora E. Kerppola.

Item 13.  Certain Relationships and Related Transactions.
--------  -----------------------------------------------

         Upon consummation of the Merger, the Company entered into two separate Severance, Consulting and Noncompetition Agreements (the "Severance Agreements") with George Rubin and Morry F. Rubin, pursuant to which George Rubin resigned his position as Chairman of the Board and Secretary of the Company and Morry Rubin resigned his position as President and Chief Executive Officer of the Company. Pursuant to the Severance Agreements, Messrs. George and Morry Rubin have agreed to provide certain consulting services as requested by the Company for a period of three years following the consummation of the Transactions. The Severance Agreements restrict Messrs. George and Morry Rubin for a period ranging from three to four years from (i) competing in any aspect of the Company's business as conducted on the effective date of the Merger (the "Effective Date") anywhere in the United States, (ii) requesting or causing any employee of the Company to terminate employment with the Company, (iii) competing with ATC InSys Technology Inc. ("InSys") or 3D Information Services, Inc., anywhere in the State of New Jersey and (iv) soliciting certain customers of InSys within New York City. In consideration for the Severance Agreements, the Company paid to the Rubins $3.1 million in the aggregate upon the Effective Date and is required to pay $553,430 on each of the six calendar quarters thereafter, in addition to the continuance of certain other benefits currently provided by the Company.

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form  8-K.
-------   ------------------------------------------------------------------

         (a) (1)  Financial Statements
                  --------------------

         A list of the financial statements filed as a part of this Annual Report is set forth in Item 8, and appears on Page F-1 herein; which list is incorporated herein by reference.

         (a) (2)  Financial Statement Schedules
                  -----------------------------

         No financial statement schedules are in this Annual Report because the information required is contained in the financial statements incorporated by reference in (a) (1) above.

         (a) (3)  Exhibits
                  --------

     A list of exhibits required by Item 601 of Regulation S-K and an index thereto appears on the following page of this Annual Report.

         (b)      Reports on Form 8-K
                  -------------------

         No reports on Form 8-K were filed during the three months ended February 28, 1998.

EXHIBIT INDEX
--------------------------------------------------------------------------------


Exhibit         Description
-----------     -----------------------------------------------------------------------------------------------------------------

1*              Purchase Agreement, dated as of January 22, 1998, between Acquisition Corp. and BT Alex Brown Incorporated

2.1             Agreement and Plan of Merger to reincorporate in Delaware (contained in Exhibits 3.1 and 3.2, (1)

2.2             Agreement and Plan of Merger between ATC Environmental Inc. and Aurora Environmental Inc. (5)

2.3             Merger Agreement pursuant to section 7(m) of  The Purchase Agreement, dated November 26, 1997

3.1*            Articles of Incorporation of Registrant (1)

3.2*            By-Laws of the Registrant (1)

4.1*            Indenture,  dated as of January 29, 1998 among Acquisition Corp. and the State Street bank and Trust Company, as trustee.

4.2*            First Supplemental Indenture, dated as of February 5, 1998, by and among ATC Group Services  Inc., the
                Guarantors named therein and State Street Bank and Trust Company.

4.3*            Form of Exchange Note (included in Exhibit 4.1)

4.4*            Registration Rights Agreement, dated as of January 29, 1998, between Acquisition Corp., the Guarantors named therein and BT Alex. Brown Incorporated.

10.1            Employee Savings (401(k)) Plan (2)

10.2            New York City Lease (3)

10.3            Form of Indemnity Agreement (9)

10.4            Irrevocable  Letter of Credit  executed by Atlantic  Bank of New York on November 8, 1995,  and delivered by ATC
                Environmental  Inc. on November 10, 1995,  payable on or after May 1, 1996, to Hill  International,  Inc. in the amount of $730,625.00 (4)

10.5            Agreement  for Sale and Purchase of Business  Assets on May 24, 1996,  among ATC  Environmental  Inc.,  American
                Testing and Engineering Corporation d/b/a ATEC Associates, Inc. and Gerald D. Mann. (10)

10.6            Assumption  of  Liabilities  Agreement on May 24,  1996,  among ATC  Environmental  Inc.,  American  Testing and
                Engineering Corporation and Gerald D. Mann. (10)

10.7            Master  Equipment  Lease  Agreement on May 24, 1996,  between ATC  Environmental  Inc. and American  Testing and
                Engineering Corporation. (10)

10.8            Master  Sublease   Agreement  on  May  24,  1996,   between  ATC
                Environmental   Inc.  and  American   Testing  and   Engineering
                Corporation  covering  premises  leases  at  Indianapolis,   IN,
                Atlanta, GA and Dallas, TX. (10)

10.9            Non-Competition  Agreement on May 24, 1996,  between ATC Environmental Inc. and American Testing and Engineering
                Corporation. (10)

--------------------------------------------------------------------------------


Exhibit         Description
-----------     -----------------------------------------------------------------------------------------------------------------

10.10           Mann Non-Competition Agreement on May 24, 1996, between ATC Environmental Inc. and Gerald D. Mann. (10)

10.11           Security Agreement on May 24, 1996, among ATC Environmental Inc.,  American Testing and Engineering  Corporation
                and Gerald D. Mann. (10)

10.12           $500,000  Letter of Credit on May 24, 1996, from Chemical Bank,  N.A.  against the account of ATC  Environmental
                Inc. in favor of American Testing and Engineering Corporation. (10)

10.13           Agreement  for Sale and  Purchase  of Business  Assets on May 28,  1996,  among ATC InSys  Technology  Inc.,  3D
                Information Services Inc. and Ciro De Saro. (10)

10.14           Assumption  of  Liabilities  Agreements  on May 28, 1996,  between ATC InSys  Technology  Inc.,  3D  Information
                Services Inc. and Ciro De Saro. (10)

10.15           Stockholders  Non-Competition  Agreement on May 28, 1996, between ATC InSys Technology Inc. and the stockholders of 3D Information Services Inc. (10)

10.16           Three-year,  $2,500,000  Promissory Note on May 29, 1996, from ATC Environmental Inc. to 3D Information Services
                Inc. (10)

10.17*          Employment Agreement, dated as of February 16, 1998, between ATC Group Services Inc.,
                Acquisition Holdings, Inc. and Nicholas J. Malino.

10.18*          Employment Agreement, dated as of February 16, 1998, between ATC Group Services Inc.,
                Acquisition Holdings, Inc. and Christopher P. Vincze.

10.19*          Credit Agreement, dated as of January 29, 1998, among Acquisition Holdings, Inc., Acquisition
                Corp., various banks and Bankers Trust Company, as agent.

10.20*          First Amendment, dated as of February 5, 1998, among Acquisition Holdings, Inc., ATC Group Services Inc., the
                lenders party to the Credit Agreement (Exhibit 4.1) and Bankers Trust Company, as
                agent.

10.21*          Second Amendment, dated as of February 27, 1998, among Acquisition Holdings, Inc., ATC Group Services Inc., the
                banks party to the Credit Agreement (Exhibit 4.1), Bankers Trust Company, as agent, and each of the lenders listed on Schedule A thereto.

10.22*          Severance, Consulting and Non-Competition Agreement, dated as of February 5, 1998, by and between ATC Group
                Services Inc. and George Rubin.

10.23*          Severance, Consulting and Non-Competition Agreement, dated as of February 5, 1998, by and between ATC Group
                Services Inc. and Morry F. Rubin.

10.24*          Agreement for Sale and Purchase of Business Assets, dated August 18, 1997, by and among ATC Group Services
                Inc., Smith Technology Corporation, BCM Engineers Inc. (DE. Corp.), BCM Engineers Inc. (PA. Corp.), BCM
                Engineers Inc. (AL. Corp.) and BCM Engineers Inc.  (W. VA.
                Corp.)

10.25*          Stock Purchase Agreement, dated November 26, 1998, between ATC Group Services Inc., Bing  Yen & Associates,
                Inc. and Glenn Tofani.

10.26*          Stock Purchase Agreement,  dated as of November 4, 1997, by and among ATC Group Services Inc., Conning Insurance
                Capital Limited  Partnership  II, Conning  Insurance  Capital  International  Partners II,  Cullinane & Donnelly
                Venture Partners,  Limited Partnership,  Lawyers Title Environmental Insurance Services Agency, Inc. and Charles
                L. Perry, Jr.


--------------------------------------------------------------------------------

Exhibit         Description
-----------     ----------------------------------------------------------------

21**            Subsidiaries of Registrant

27*             Financial Data Schedule

99.1            1988 Stock Option Plan (6)

99.2            1993 Stock Option Plan (7)

99.3            Amendment to 1993 Stock Option Plan (8)

99.4            1995 Stock Option Plan (8)

------------------

*    Filed herewith.

** During the fiscal year ended February 28, 1998, ATC had nine operating subsidiaries, namely, Hygeia Laboratories Inc. ("Hygeia"), ATC Management Inc. ("Management Co."), ATC New England Corp. ("ATC New England"), ATC Blattert Inc. ("Blattert"), ATC InSys Technology Inc. ("ATC InSys"), ATC Construction Services Inc. ("ATC Construction"), ATC Environmental Inc. ("ATC Environmental"), Bing Yen & Associates Inc. ("Bing Yen"), and
     Environmental Warranty Inc. ("EWI"). Hygeia, Management Co., ATC New England, Blattert, ATC InSys, ATC Construction, ATC Environmental, Bing Yen, and EWI are formed under the laws of the States of Delaware, South Dakota, Delaware, South Dakota, Delaware, Massachusetts, Delaware, California, and Connecticut, respectively. Effective, February 28, 1998, the Board of Directors of ATC and the respective Boards of Management Co. and Blattert have approved the dissolution of Management Co. and Blattert and the distribution of all remaining assets to ATC in accordance with South Dakota law. The Boards determined that maintaining separate subsidiaries is no longer in the best interests of the Company and that dissolving these subsidiaries eliminates unnecessary administrative and legal expenses.

Exhibits incorporated by reference from previously filed documents are as follows:

     (1) Reference is made to the Registrant's Registration Statement File No. 33-19889 on Form S-1, which is incorporated by reference and contains exhibits 2.1.

     (2) Reference is made to the Registrant's Form 10-K for the fiscal year ended February 28, 1990 which is incorporated by reference and contains Exhibit 10.2.

     (3) Reference is made to the Registrant's Form 10-K for the fiscal year ended February 29, 1992 which is incorporated by reference and contains Exhibit 10.3.

     (4) Reference is made to the Registrant's Form 8-K dated November 10, 1995, as amended, which is incorporated by reference and contains
          Exhibit 10.4

     (5)   Reference  is  made  to  the   Registrant's   Form  S-4  Registration
           Statement, file No. 33-88380 which is incorporated by reference and contains Exhibit 2.2.

     (6)   Reference  is  made  to  the   Registrant's   Form  S-8  Registration
           Statement, file No. 33-55592 which is incorporated by reference and contains Exhibit 99.1.

     (7)   Reference  is  made  to  the   Registrant's   Form  S-8  Registration
           Statement, File No. 33-77578 which is incorporated by reference and contains Exhibit 99.2.

     (8) Reference is made to the Registrant's Form 10-K for its fiscal year ended February, 28, 1995, which is incorporated by reference and contains Exhibits 99.3 and 99.4.

     (9) Reference is made to the Registrant's Form 10-K for its fiscal year ended February 28, 1995, which is incorporated by reference and contains Exhibit 10.3.

     (10) Reference is made to the Registrant's Form 8-K dated May 24, 1996 as amended, which is incorporated by reference and contains Exhibits 10.5, 10.6, 10.7, 10.8, 10.9, 10.10, 10.11, 10.12, 10.13, 10.14,
           10.15 and 10.16.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

      ATC GROUP SERVICES INC.
                 (Registrant)

/s/  NICHOLAS J. MALINO                                           May 29, 1998
------------------------------------------------                  ------------
     NICHOLAS J. MALINO                                               (Date)
     President

         Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      /s/  NICHOLAS J. MALINO                                     May 29, 1998
      ------------------------------------------                  ------------
      Nicholas J. Malino                                              (Date)
      President (Principal Executive Officer)



      /s/ WAYNE A. CROSBY                                         May 29, 1998
      ------------------------------------------                  ------------
      Wayne A. Crosby                                                 (Date)
      Controller (Principal Financial Officer)

      /s/ WESLEY W. LANG, JR.       .                             May 29, 1998
      ------------------------------------------                  ------------
      Wesley W. Lang, Jr.                                             (Date)
      Director


      /s/ NORA KERPPOLA                                           May 29, 1998
      ------------------------------------------                  ------------
      Nora Kerppola                                                   (Date)
      Director


      /s/ BENJAMIN J. JAMES                                       May 29, 1998
      ------------------------------------------                  ------------
      Benjamin J. James                                               (Date)
      Director

                                                                     EXHIBIT 1

-------------------------------------------------------------------------------
                     12% Senior Subordinated Notes due 2008
-------------------------------------------------------------------------------



                               PURCHASE AGREEMENT


                                                                January 22, 1998

BT Alex. Brown Incorporated
One Bankers Trust Plaza
130 Liberty Street
New York, New York  10006

Ladies and Gentlemen:

                  Acquisition Corp. (the "Company"), a Delaware corporation, hereby confirms its agreement with you (the "Initial Purchaser"), as set forth below.

                  1. The Securities. Subject to the terms and conditions herein contained, the Company proposes to issue and sell to the Initial Purchaser $100,000,000 aggregate principal amount of the Company's 12% Senior Subordinated Notes due 2008 (the "Notes"). The Notes will be guaranteed (collectively, the "Guarantees") upon consummation of the Merger (as defined below) on a senior subordinated basis by each of ATC's Subsidiaries listed on the signature pages hereof (collectively, and together with any subsidiary that in the future executes a supplemental indenture pursuant to which such subsidiary agrees to guarantee the Notes, the "Guarantors"). The Notes and the Guarantees are collectively referred to herein as the "Securities." The Securities are to be issued under an indenture (the "Indenture") dated as of January 29, 1998 by and between the Company and State Street Bank and Trust Company, as trustee (the "Trustee"). The term "Credit Agreement" as used herein shall have the meaning provided therefor in the Indenture. The Company, Acquisition Holdings, Inc. ("Holdings") and ATC Group Services, Inc. ("ATC") have entered into a Merger Agreement dated as of November 26, 1997 (as in effect on the date hereof, the "Merger Agreement") pursuant to which the Company has offered to purchase (the "Tender Offer"), pursuant to the terms of that certain Offer to Purchase dated December 4, 1997 (as in effect on the date hereof, the "Offer to Purchase"), all of the outstanding shares (the "Shares") of common stock, par value $0.01 per share, of ATC. Pursuant to the Merger Agreement, the Company will be merged into and with ATC (the "Merger"), with ATC as the surviving corporation. Upon effectiveness of the Merger (the "Effective Time"), ATC will execute and deliver a supplemental indenture (the "Supplemental Indenture") to the Indenture, expressly assuming all of the Company's obligations under the Indenture. Also at the Effective Time, the Company will cause the Guarantors to execute and deliver the Supplemental Indenture, the Guarantees, this Agreement and the Registration Rights Agreement (as defined below).

                  The Securities will be offered and sold to you without being registered under the Securities Act of 1933, as amended (the "Act"), in reliance on exemptions therefrom.

                  In connection with the sale of the Securities, the Company has prepared a preliminary offering memorandum dated January 2, 1998 (the "Preliminary Memorandum") and a final offering memorandum dated January 22, 1998 (the "Final Memorandum," the Preliminary Memorandum and the Final Memorandum each herein being referred to as a "Memorandum") setting forth or including a description of the terms of the Securities, the terms of the offering of the Securities, descriptions of the Company, Holdings, ATC and its subsidiaries and any material developments relating to the Company, Holdings and ATC occurring after the date of the most recent historical financial statements included therein.

                  The Company understands that the Initial Purchaser proposes to make an offering of the Notes only on the terms and in the manner set forth in the Final Memorandum and Section 8 hereof as soon as the Initial Purchaser deems advisable after this Agreement has been executed and delivered, to persons in the United States whom the Initial Purchaser reasonably believes to be qualified institutional buyers ("Qualified Institutional Buyers" or "QIBs") as defined in Rule 144A under the Act, as such rule may be amended from time to time ("Rule 144A") and outside the United States to certain persons in reliance on Regulation S under the Act.

                  The Initial Purchaser and its direct and indirect transferees of the Securities will be entitled to the benefits of the Registration Rights Agreement, substantially in the form attached hereto as Exhibit A (the "Registration Rights Agreement"), pursuant to which the Company has agreed and the Guarantors will agree, among other things, to file a registration statement (the "Registration Statement") with the Securities and Exchange Commission (the "Commission") registering the Exchange Notes (as defined in the Registration Rights Agreement) under the Act. Furthermore, the Initial Purchaser and the affiliates, directors, officers, agents, representatives and employees of the Initial Purchaser, and each other person, if any, who controls the Initial
Purchaser within the meaning of Section 15 of the Act or Section 20 of the Securities Exchange Act of 1934 will be entitled to the benefits of the letter agreement, substantially in the form attached hereto as Exhibit B (the "Letter Agreement"), from ATC to the Initial Purchaser.

                  2. Representations and Warranties of the Company. The Company represents and warrants to and agrees with the Initial Purchaser that:

                  (a)  Neither  the  Final   Memorandum  nor  any  amendment  or
         supplement thereto as of the date thereof and at all times subsequent thereto up to the Closing Date (as defined in Section 3 below) contained or contains any untrue statement of a material fact or omitted or omits to state a material fact necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading, except that the representations and warranties set forth in this Section 2(a) do not apply to statements or omissions made in reliance upon and in conformity with information relating to the Initial Purchaser furnished to the Company in writing by the Initial Purchaser expressly for use in the Preliminary
         Memorandum, the Final Memorandum or any amendment or supplement thereto.

                  (b)  As of  the  Closing  Date,  the  Company  will  have  the authorized, issued and outstanding capitalization set forth in the Final Memorandum; all of the outstanding shares of capital stock of the Company and each of its significant subsidiaries within the meaning of Regulation S-X (each, a "Subsidiary" and collectively, the "Subsidiaries") have been, and as of the Closing Date will be, duly authorized and validly issued, are fully paid and nonassessable and were not issued in violation of any preemptive or similar rights; all of the outstanding shares of capital stock of the Subsidiaries will be free and clear of all liens, encumbrances, equities and claims or restrictions on transferability (other than those created pursuant to the Credit Agreement and those imposed by the Act and the securities or "Blue Sky" laws of certain jurisdictions) or voting; except as set forth in the Final Memorandum, there are no, and as of the Closing Date there will be no, (i) options, warrants or other rights to purchase;
         (ii) agreements or other obligations to issue or (iii) other rights to convert any obligation into, or exchange any securities for, shares of capital stock of or ownership interests in the Company or any of the Subsidiaries outstanding. Except for the Company's direct and indirect interests in the Subsidiaries and in other wholly owned subsidiaries, the Company does not own, directly or indirectly, any shares of capital stock or any other equity or long-term debt securities or have any equity interest in any firm, partnership, joint venture or other entity other than as described in the Final Memorandum.

                  (c) Each of the Company and the Subsidiaries is duly organized, validly existing and in good standing under the laws of its jurisdiction of organization and has all requisite corporate or other power and authority to own its properties and conduct its business as now conducted and as described in the Final Memorandum; each of the Company and the Subsidiaries is duly qualified to do business and is in good standing in all other jurisdictions where the ownership or leasing of its properties or the conduct of its business re-quires such qualification, except where the failure to be so qualified would not, individually or in the aggregate, be reasonably likely to have a Material Adverse Effect on the general affairs, management, business, condition (financial or otherwise), prospects or results of operations of the Company and the Subsidiaries, taken as a whole (any such event, a "Material Adverse Effect").

                  (d) The Company has all requisite corporate power and authority to execute, deliver and perform each of its obligations under the Notes, the Exchange Notes and the Private Exchange Notes (each as defined in the Registration Rights Agreement and the Indenture). The Notes, when issued, will be in the form contemplated by the Indenture. The Notes, the Exchange Notes and the Private Exchange Notes have each been duly and validly authorized by the Company and, when executed by the Company and authenticated by the Trustee in accordance with the provisions of the Indenture and, in the case of the Notes, when delivered to and paid for by the Initial Purchaser in accordance with the terms of this Agreement, will have been duly executed, issued and delivered and will constitute valid and legally binding obligations of the Company (assuming the due authorization, execution and delivery of the Indenture by the Trustee and the due authorization and delivery of the Notes by the Trustee in accordance with the Indenture), entitled to the benefits of the Indenture, and enforceable against the Company in accordance with its terms, except that the enforcement thereof may be subject to (i) bankruptcy, insolvency, reorganization, fraudulent conveyance, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and (ii) general principles of equity and the discretion of the court before which any proceeding therefor may be brought (regardless of whether such enforcement is considered in a proceeding in equity or at law).

                  (e) Each of the Guarantors has, and will have at the Effective Time, all requisite corporate power and authority to execute, deliver and perform each of its obligations under the Supplemental Indenture and the Guarantees. The Company shall cause the Guarantees to be duly and validly authorized by each Guarantor at or prior to the Effective Time. When executed and delivered by each such Guarantor, the Supplemental Indenture and the Guarantees will constitute the valid and legally binding obligations of such Guarantor, entitled to the benefits of the Indenture, enforceable against each of them in accordance with its terms, except that the enforcement thereof may be subject to (i) bankruptcy, insolvency, reorganization, fraudulent conveyance, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally and (ii) general principles of equity and the discretion of the court before which any proceeding therefor may be brought (regardless of whether such enforcement is considered in a proceeding in equity or at law).

                  (f) The Company has and each of the the Guarantors has and will have at the Effective Time all requisite corporate power and authority to execute, deliver and perform its obligations under the Indenture. The Indenture meets the requirements for qualification under the Trust Indenture Act of 1939, as amended (the "TIA"). The Indenture has been duly and validly authorized by the Company and will be duly and validly authorized at or prior to the Effective Time by each of the Guarantors and, when executed and delivered in accordance with its terms (assuming the due authorization, execution and delivery by the Trustee), will have been duly executed and delivered and will constitute a valid and legally binding agreement of the Company and, after due execution of the Supplemental Indenture, the Guarantors, enforceable against each of them in accordance with its terms, except that the enforcement thereof may be subject to (i) bankruptcy, insolvency, reorganization, fraudulent conveyance, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally and (ii) general principles of equity and the discretion of the court before which any proceeding therefor may be brought (regardless of whether such enforcement is considered in a proceeding in equity or at law).

                  (g) Each of the Company and the Guarantors has all requisite corporate power and authority to execute, deliver and perform its obligations under the Registration Rights Agreement. The Registration Rights Agreement has been duly and validly authorized by the Company and will be duly and validly authorized at or prior to the Effective Time by each of the Guarantors and, when executed and delivered by the Company and each of the Guarantors (assuming due authorization, execution and delivery by the other parties thereto), will have been duly executed and delivered and will constitute a valid and legally binding agreement of each of the Company and the Guarantors, enforceable against each of them in accordance with its terms, except that (A) the enforcement thereof may be subject to (i) bankruptcy, insolvency, reorganization, fraudulent conveyance, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally and (ii) general principles of equity and the discretion of the court before which any proceeding therefor may be brought (regardless of whether such enforcement is considered in a proceeding in equity or at law) and (B) any rights to indemnity or contribution thereunder may be limited by federal and state securities laws and public policy considerations.

                  (h) Each of the Company and the Guarantors has all requisite corporate power and authority to execute, deliver and perform its obligations under this Agreement and the Credit Agreement and to consummate the transactions contemplated hereby and thereby. This Agreement and the Credit Agreement and the consummation by the Company and the Guarantors of the transactions contemplated hereby and thereby have been duly and validly authorized by the Company and will be duly and validly authorized at or prior to the Effective Time by each of the Guarantors. This Agreement and the Credit Agreement have been duly executed and delivered by the Company and will be duly executed and delivered by the Guarantors at or prior to the Effective Time.

                   (i) No consent, approval, authorization or order of any court or governmental agency or body or third party is required for the performance of this Agreement by the Company and, at or after the Effective Time, the Guarantors or the consummation by them of the other transactions contemplated hereby, except such (i) as have been obtained or made, (ii) as would not be reasonably likely to have a Material Adverse Effect, (iii) as would not materially adversely affect the validity of this Agreement, the Notes, the Indenture, the Registration Rights Agreement or the Credit Agreement and (iv) such as may be required under state securities or "Blue Sky" laws in connection with the purchase and resale of the Securities by the Initial Purchaser and except with respect to the registration of the Exchange Notes and Private Exchange Notes, if applicable, pursuant to the Registration Rights Agreement and the qualification of the Indenture under the TIA. Neither the Company nor any of the Subsidiaries is (i) in violation of its certificate of incorporation or bylaws, (ii) in breach or violation of any statute, judgment, decree, order, rule or regulation applicable to any of them or any of its respective properties or assets, except for any such breach or violation which would not, individually or in the aggregate, be reasonably likely to have a Material Adverse Effect, or (iii) in breach of or default under (nor has any event occurred which, with notice or passage of time or both, would constitute a default under) or in violation of any of the terms or provisions of any indenture, mortgage, deed of trust, loan agreement, note, lease, license, franchise agreement, permit, certificate, contract or other agreement or instrument to which any of them is a party or to which its respective properties or assets are subject (collectively, "Contracts"), except for any such breach, default, violation or event which would not, individually or in the aggregate, be reasonably likely to have a Material Adverse Effect.

                   (j) The execution, delivery and performance by the Company and, at and after the Effective Time, the Guarantors of this Agreement, the Indenture, the Notes, the Supplemental Indenture, the Guarantees, the Exchange Notes, the Private Exchange Notes, the Registration Rights Agreement, the Credit Agreement, the consummation of the transactions contemplated hereby and thereby, and the fulfillment of the terms hereof and thereof, will not conflict with or constitute or result in a breach of or a default under (or an event which with notice or passage of time or both would constitute a default under) or violation of or cause an acceleration of any obligation under, or result in the imposition or creation of (or the obligation to create or impose) a lien on any property or assets of the Company or any Subsidiary with respect to

         (i) the terms or provisions of any Contract, except for any such conflict, breach, violation, default or event which would not, individually or in the aggregate, be reasonably likely to have a Material Adverse Effect, (ii) the certificate of incorporation or bylaws of the Company or any of the Subsidiaries, or (iii) (assuming compliance with all applicable state securities or "Blue Sky" laws and assuming the accuracy of the representations and warranties of the Initial Purchaser in Section 8 hereof and assuming qualification of the Indenture under the TIA) any statute, judgment, decree, order, rule or regulation of any court or governmental agency or body applicable to the Company, the Subsidiaries or any of its respective properties or assets, except for any such conflict, breach or violation which would not, individually or in the aggregate, be reasonably likely to have a Material Adverse Effect.

                   (k) Each of the Indenture, the Notes, the Exchange Notes, the Guarantees, the Registration Rights Agreement and the Credit Agreement conforms in all material respects to the description thereof in the Final Memorandum.

                   (l) The consolidated financial statements of the Company and the related notes thereto included in the Final Memorandum present fairly in all material respects the financial position, results of operations and cash flows of the Company at the dates and for the periods to which they relate and have been prepared in accordance with generally accepted accounting principles applied on a consistent basis, except as otherwise stated therein, and comply as to form in all material respects with the applicable accounting requirements of the Act and the rules and regulations thereunder. The summary and selected financial data included in the Final Memorandum present fairly in all material respects the information shown therein and have been prepared and compiled on a basis consistent with the audited financial statements included therein, except as otherwise stated therein, and comply as to form in all material respects with the applicable accounting requirements of the Act and the rules and regulations thereunder. To the Company's knowledge, each of Deloitte & Touche LLP, Arthur Andersen LLP, and Ernst & Young LLP is an independent public accounting firm as required by the Act and the rules and regulations thereunder.

                   (m) (i) The pro forma financial statements (including the notes thereto) included in the Final Memorandum (A) comply as to form in all material respects with the applicable requirements of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), (B) have been prepared in accordance with the Commission's rules and guidelines with respect to pro forma financial statements and (C) have been properly computed on the bases described therein, and (ii) the assumptions used in the preparation of the pro forma financial statements included in the Final Memorandum are reasonable and the adjustments used therein are appropriate to give effect to the transactions or circumstances referred to therein.

                   (n) Except as set forth in the Final Memorandum, there is not pending or, to the best knowledge of the Company, threatened any action, suit, proceeding, inquiry or investigation to which the Company or any Subsidiary is a party, or to which any of its properties or assets are subject, before or brought by any court, arbitrator or governmental agency or body, which, if determined adversely to the Company or any such Subsidiary, would, individually or in the aggregate, be reasonably likely to have a Material Adverse Effect, or which seeks to restrain, enjoin, prevent the consummation of or otherwise challenge the issuance or sale of the Securities to be sold hereunder or the consummation of the other transactions described in the Final Memorandum.

                   (o)  Each  of  the  Company  and  the  Subsidiaries  owns  or possesses  adequate  licenses  or  other  rights  to use  all  patents, trademarks, service marks, trade names, copyrights and know-how necessary to conduct the businesses operated by it as described in the Final Memorandum except where the failure to own or possess such of the foregoing would not be reasonably likely to have a Material Adverse Effect, and neither the Company nor any of the Subsidiaries has received any notice of infringement of or conflict with (or knows of no such infringement of or conflict with) asserted rights of others with respect to any patents, trademarks, service marks, trade names, copyrights or know-how which, if such assertion of infringement or conflict were sustained, would, individually or in the aggregate, be reasonably likely to have a Material Adverse Effect.

                   (p) Each of the Company and the Subsidiaries possesses all licenses, permits, certificates, consents, orders, approvals and other authorizations from, and has made or will have made all declarations and filings with, all federal, state, local and other governmental authorities, all self-regulatory organizations and all courts and other tribunals presently required or necessary to own or lease, as the case may be, and to operate its properties and to carry on its business as set forth in the Final Memorandum ("Permits"), except where the failure to obtain such Permits would not, individually or in the aggregate, be reasonably likely to have a Material Adverse Effect; each of the Company and the Subsidiaries has fulfilled and performed all of its obligations with respect to such Permits and no event has occurred which allows, or after notice or lapse of time would allow, revocation or termination thereof or results in any other material impairment of the rights of the holder of any such Permit except where such revocation, termination or impairment would not be reasonably likely to have a Material Adverse Effect; and neither the Company nor any Subsidiary has received any notice of any proceeding relating to revocation or modification of any such Permit, except as described in the Final Memorandum and except where such revocation or modification would not, individually or in the aggregate, be reasonably likely to have a Material Adverse Effect.

                   (q) Since the respective dates as of which information is given in the Final Memorandum, except as described therein, there has been no material adverse change or any fact, taken by itself, known to the Company which could reasonably be expected to result in a material adverse change, in the general affairs, management, business, condition (financial or otherwise) or results of operations of the Company and the Subsidiaries taken as a whole, whether or not arising from transactions in the ordinary course of business, or any loss of, or damage to, properties (whether or not insured) which could reasonably be expected to affect materially and adversely the general affairs, management, business, condition (financial or otherwise) or results of operations of the Company and the Subsidiaries taken as a whole. Since the date of the latest balance sheet presented in the Final Memorandum, except as expressly disclosed in the Final Memorandum, neither the Company nor any of its Subsidiaries has (i) incurred or undertaken any liabilities or obligations, direct or contingent, that are material to the Company and the Subsidiaries taken as a whole other than capital equipment leases in the ordinary course of business consistent with past practice, (ii) entered into any material transaction not in the ordinary course of business and consistent with past practice or (iii) declared or paid any dividend or made any distribution on any shares of its capital stock or redeemed, purchased or otherwise acquired or agreed to redeem, purchase or otherwise acquire any shares of its capital stock.

                   (r) Each of the Company and the Subsidiaries has filed all necessary federal, state and foreign income and franchise tax returns, except where the failure to so file such returns would not, individually or in the aggregate, be reasonably likely to have a Material Adverse Effect, and has paid all taxes shown as due thereon; and other than tax deficiencies which the Company or any of the Subsidiaries is contesting in good faith and for which the Company or such Subsidiary has provided adequate reserves, there is no tax deficiency that has been asserted against the Company or any Subsidiary that would, individually or in the aggregate, be reasonably likely to have a Material Adverse Effect.

                   (s) The statistical and market-related data included in the Final Memorandum are based on or derived from sources which the Company believes to be reliable and accurate.

                   (t) Neither the Company nor any of the Subsidiaries nor any agent acting on its behalf has taken or will take any action that might cause this Agreement or the sale of the Securities to violate Regulation G, T, U or X of the Board of Governors of the Federal Reserve System, in each case as in effect, or as the same may hereafter be in effect, on the Closing Date.

                   (u) Each of the Company and the Subsidiaries has good title to all personal property described in the Final Memorandum as being owned by it, good and valid title to all real property described in the Final Memorandum as being owned by it and good and valid title to a leasehold estate in the real and personal property described in the Final Memorandum as being leased by it free and clear of all liens, charges, encumbrances or restrictions, except as described in the Final Memorandum or to the extent the failure to have such title or the existence of such liens, charges, encumbrances or restrictions would not, individually or in the aggregate, be reasonably likely to have a Material Adverse Effect. All leases, contracts and agreements to which the Company or any Subsidiary is a party or by which the Company or such Subsidiary is bound are valid and enforceable against the Company or such Subsidiary, to the knowledge of the Company are valid and enforceable against the other party or parties thereto and are in full force and effect with only such exceptions as would not, individually or in the aggregate, be reasonably likely to have a Material Adverse Effect.

                   (v) There are no legal or governmental proceedings involving or affecting the Company, any of the Subsidiaries or any of their respective properties or assets which would be required to be described in a prospectus pursuant to the Act that are not described in the Final Memorandum, nor are there any material contracts or other documents which would be required to be described in a prospectus pursuant to the Act that are not described in the Final Memorandum.

                   (w) Except as described in the Final Memorandum or as would not, individually or in the aggregate, be reasonably likely to have a Material Adverse Effect, (A) each of the Company and the Subsidiaries is in compliance with and not subject to liability under applicable Environmental Laws, (B) each of the Company and the Subsidiaries has made all filings and provided all notices required under any applicable Environmental Law, and has and is in compliance with all Permits required under any applicable Environmental Laws and each of them is in full force and effect, (C) there is no civil, criminal or administrative action, suit, demand, claim, hearing, notice of violation, investigation, proceeding, notice or demand letter or request for information pending or, to the knowledge of the Company, threatened against the Company or any Subsidiary under any Environmental Law, (D) no lien, charge, encumbrance or restriction has been recorded under any Environmental Law with respect to any assets, facility or property owned, operated, leased or controlled by the Company or any Subsidiary, (E) neither the Company nor any Subsidiary has received notice that it has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), or any comparable state law and (F) no property or facility of the Company or any Subsidiary is (i) listed or proposed for listing on the National Priorities List under

         CERCLA or (ii) listed in the Comprehensive Environmental Response, Compensation, Liability Information System List promulgated pursuant to CERCLA, or on any comparable list maintained by any state or local governmental authority.

                  For purposes of this Agreement, "Environmental Laws" means the common law and all applicable federal, state and local laws or regulations, codes, orders, decrees, judgments or injunctions issued, promulgated, approved or entered thereunder, relating to pollution or protection of public or employee health and safety or the environment, including, without limitation, laws relating to (i) emissions, discharges, releases or threatened releases of hazardous materials, into the environment (including, without limitation, ambient air, surface water, groundwater, land surface or subsurface strata), (ii) the manufacture, processing, distribution, use, generation, treatment, storage, disposal, transport or handling of hazardous materials, and
         (iii) underground and aboveground storage tanks, and related piping, and emissions, discharges, releases or threatened releases therefrom.

                   (x) There is no strike, labor dispute, slowdown or work stoppage with the employees of the Company or the Subsidiaries which is pending or, to the knowledge of the Company, threatened, which would be reasonably likely to have a Material Adverse Effect.

                   (y)  Each  of  the  Company  and  the  Subsidiaries   carries
         insurance in such amounts and covering such risks as is adequate for the conduct of its business and the value of its properties.

                   (z) Except as set forth in the Final Memorandum, neither the Company nor any Subsidiary has any liability for any prohibited transaction within the meaning of ss.406 of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), or funding deficiency within the meaning of ss.302 of ERISA or any complete or partial withdrawal liability under ss.4201 of ERISA with respect to any pension, profit sharing or other plan which is subject to ERISA to which the Company or any Subsidiary makes or ever has made a contribution and in which any employee of the Company or any Subsidiary is or has ever been a participant, which prohibited transaction liability or withdrawal liability is reasonably likely to have a Material Adverse Effect. With respect to such plans, each of the Company and the Subsidiaries is in compliance in all material respects with all applicable provisions of ERISA.

                   (aa) Each of the Company and the Subsidiaries (i) makes and keeps accurate books and records and (ii) maintains internal accounting controls which provide reasonable assurance that (A) transactions are executed in accordance with management's authorization, (B) transactions are recorded as necessary to permit preparation of its financial statements and to maintain accountability for its assets, (C) access to its assets is permitted only in accordance with management's authorization and (D) the reported accountability for its assets is compared with existing assets at reasonable intervals.

                  (bb) Neither the Company nor any Subsidiary will be an "investment company" or "promoter" or "principal underwriter" for an "investment company," as such terms are defined in the Investment Company Act of 1940, as amended, and the rules and regulations thereunder.

                  (cc) Except as set forth on Exhibit A hereto, no holder of securities of the Company (other than the Registrable Notes (as defined in the Registration Rights Agreement)) will be entitled to have such securities registered under the registration statements required to be filed by the Company pursuant to the Registration Rights Agreement other than as expressly permitted thereby.

                  (dd) Immediately after the consummation of the transactions contemplated by this Agreement, the fair value and present fair saleable value of the assets of the Company and the Subsidiaries, on a consolidated basis, will exceed the sum of its consolidated stated liabilities and identified contingent liabilities (after giving effect, in the case of each of the Guarantors, to the limitations contained in each Guarantee); neither the Company nor any of the Subsidiaries is, or will be after giving effect to the execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby, (a) left with unreasonably small capital with which to carry on its business as it is proposed to be conducted, (b) unable to pay its debts (contingent or otherwise) as they mature or (c) otherwise insolvent.

                  (ee) Neither the Company nor any of the Subsidiaries nor any of its respective Affiliates (as defined in Rule 501(b) of Regulation D under the Act) has directly, or through any agent, (i) sold, offered for sale, solicited offers to buy or otherwise negotiated in respect of any "security" (as defined in the Act) which is or could be integrated with the sale of the Securities in a manner that would require the registration under the Act of the Securities or (ii) engaged in any form of general solicitation or general advertising (as those terms are used in Regulation D under the Act) in connection with the offering of the Securities or in any manner involving a public offering within the meaning of Section 4(2) of the Act.

                  (ff) Assuming the accuracy of the representations and warranties of the Initial Purchaser in Section 8 hereof, it is not necessary in connection with the offer, sale and delivery of the Securities to the Initial Purchaser in the manner contemplated by this

         Agreement to register any of the Securities under the Act or to qualify the Indenture under the TIA.

                  (gg) No securities of the Company are of the same class (within the meaning of Rule 144A under the Act) as the Securities and listed on a national securities exchange registered under Section 6 of the Exchange Act, or quoted in a U.S. automated inter-dealer quotation system.

                  (hh) Neither the Company nor any Subsidiary has taken, nor will take, directly or indirectly, any action designed to, or that might be reasonably expected to, cause or result in stabilization or manipulation of the price of the Securities.

                  (ii) Neither the Company nor any of the Subsidiaries, nor any of their respective Affiliates (as defined in Rule 501(b) of Regulation D under the Act) or any person acting on any of their behalf (other than the Initial Purchaser, as to which the Company makes no representation) has engaged in any directed selling efforts (as that term is defined in Regulation S under the Act ("Regulation S")) with respect to the Securities; the Company and its respective Affiliates and any person acting on any of their behalf (other than the Initial Purchaser, as to which the Company makes no representation) have complied with the offering restrictions requirement of Regulation S.

                   (jj) As of the date specified, ATC had the authorized, issued and outstanding capital stock set forth under "Capitalization" in the Final Memorandum; all of the outstanding shares of capital stock of ATC and each of its significant subsidiaries within the meaning of Regulation S-X (each, an "ATC Subsidiary" and collectively, the "ATC Subsidiaries") have been, and as of the Closing Date will be, duly authorized and validly issued, are fully paid and nonassessable and were not issued in violation of any preemptive or similar rights; all of the outstanding shares of capital stock of the ATC Subsidiaries will be free and clear of all liens, encumbrances, equities and claims or restrictions on transferability) or voting; except as set forth in the Final Memorandum, there are no (i) options, warrants or other rights to purchase; (ii) agreements or other obligations to issue or (iii) other rights to convert any obligation into, or exchange any securities for, shares of capital stock of or ownership interests in ATC or any of the ATC Subsidiaries outstanding. Except for ATC's direct and indirect interests in the ATC Subsidiaries, in other wholly owned subsidiaries and in Environmental Warranty, Inc. ("EWI"), ATC does not own, directly or indirectly, any shares of capital stock or any other equity or long-term debt securities or have any equity interest in any firm, partnership, joint venture or other entity other than as described in the Final Memorandum.

                   (kk) Each of ATC and the ATC  Subsidiaries is duly organized, validly existing and in good standing under the laws of its jurisdiction of organization and has all requisite corporate or other power and authority to own its properties and conduct its business as now conducted and as described in the Final Memorandum; each of ATC and the ATC Subsidiaries is duly qualified to do business and is in good standing in all other jurisdictions where the ownership or leasing of its properties or the conduct of its business requires such qualification, except where the failure to be so qualified would not, individually or in the aggregate, be reasonably likely to have a material adverse effect on the general affairs, management, business, condition (financial or otherwise), prospects or results of operations of ATC and the ATC Subsidiaries, taken as a whole (any such event, an "ATC Material Adverse Effect").

                   (ll) ATC had all requisite corporate power and authority to execute, deliver and perform each of its obligations under the Merger Agreement. The Merger Agreement has been duly and validly authorized by ATC and executed and delivered by it, and constitutes a valid and legally binding obligation of ATC (assuming the due authorization, execution and delivery thereof by the other parties thereto), enforceable against ATC in accordance with its terms, except that the enforcement thereof may be subject to (i) bankruptcy, insolvency, reorganization, fraudulent conveyance, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and
         (ii) general principles of equity and the discretion of the court before which any proceeding therefor may be brought (regardless of whether such enforcement is considered in a proceeding in equity or at law).

                   (mm) At the Effective Time, the Notes, the Exchange Notes, if issued prior to the Effective Time, the Private Exchange Notes, if issued prior to the Effective Time, the Indenture, the Registration Rights Agreement, the Credit Agreement and this Agreement will constitute the valid and legally binding obligations of ATC, enforceable against it in accordance with their respective terms, except that the enforcement thereof may be subject to (i) bankruptcy, insolvency, reorganization, fraudulent conveyance, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally and (ii) general principles of equity and the discretion of the court before which any proceeding therefor may be brought (regardless of whether such enforcement is considered in a proceeding in equity or at law). At the Effective Time, the Guarantees will have been duly and validly authorized by each Guarantor, and when executed and delivered by such Guarantor, will constitute the valid and legally binding obligations of each such Guarantor, entitled to the benefits of the Indenture, enforceable against each of them in accordance with its terms, except that the enforcement thereof may be subject to (i) bankruptcy, insolvency, reorganization, fraudulent conveyance, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally and (ii) general principles of equity and the discretion of the court before which any proceeding therefor may be brought (regardless of whether such enforcement is considered in a proceeding in equity or at law).

                   (nn) No consent, approval, authorization or order of any court or governmental agency or body or third party is required for the performance of the Merger Agreement by ATC or the consummation by it of the transactions contemplated thereby, except such (i) as have been obtained or made, (ii) as would not be reasonably likely to have an ATC Material Adverse Effect, (iii) as would not materially adversely affect the validity of this Agreement, the Notes, the Indenture, the
         Registration Rights Agreement or the Credit Agreement upon the effectiveness of the Merger, (iv) except with respect to the registration of the Exchange Notes and Private Exchange Notes, if applicable, pursuant to the Registration Rights Agreement and the qualification of the Indenture under the TIA and (v) except for the requisite vote of ATC stockholders and the requisite consent by Acquisition Corp. to approve the Merger. Neither ATC nor any of the ATC Subsidiaries is (i) in violation of its certificate of incorporation or bylaws, (ii) in breach or violation of any statute, judgment, decree, order, rule or regulation applicable to any of them or any of its respective properties or assets, except for any such breach or violation which would not, individually or in the aggregate, be reasonably likely to have an ATC Material Adverse Effect, or (iii) in breach of or default under (nor has any event occurred which, with notice or passage of time or both, would constitute a default under) or in violation of any of the terms or provisions of any indenture, mortgage, deed of trust, loan agreement, note, lease, license, franchise agreement, permit, certificate, contract or other agreement or instrument to which any of them is a party or to which its respective properties or assets are subject (collectively, "ATC Contracts"), except for any such breach, default, violation or event which would not, individually or in the aggregate, be reasonably likely to have an ATC Material Adverse Effect.

                   (oo) The execution, delivery and performance by ATC of the Merger Agreement and the consummation of the transactions contemplated thereby, and the fulfillment of the terms thereof, will not conflict with or constitute or result in a breach of or a default under (or an event which with notice or passage of time or both would constitute a default under) or violation of or cause an acceleration of any obligation under, or result in the imposition or creation of (or the obligation to create or impose) a lien on any property or assets of ATC or any ATC Subsidiary with respect to (i) the terms or provisions of the ATC Contracts, except for any such conflict, breach, violation, default or event which would not, individually or in the aggregate, be reasonably likely to have an ATC Material Adverse Effect, (ii) the certificate of incorporation or bylaws of ATC or any of the ATC Subsidiaries, or (iii) any statute, judgment, decree, order, rule or regulation of any court or governmental agency or body applicable to ATC, the ATC Subsidiaries or any of their respective properties or assets, except for any such conflict, breach or violation which would not, individually or in the aggregate, be reasonably likely to have an ATC Material Adverse Effect.

                   (pp) The  consolidated  financial  statements  of ATC and the related notes thereto included in the Final Memorandum present fairly in all material respects the financial position, results of operations and cash flows of ATC at the dates and for the periods to which they relate and have been prepared in accordance with generally accepted accounting principles applied on a consistent basis, except as otherwise stated therein, and comply as to form in all material respects with the applicable accounting requirements of the Act and the rules and regulations thereunder. The summary and selected financial data included in the Final Memorandum present fairly in all material respects the information shown therein and have been prepared and compiled on a basis consistent with the audited financial statements included therein, except as otherwise stated therein, and comply as to form in all material respects with the applicable accounting requirements of the Act and the rules and regulations thereunder. The Company believes that Deloitte & Touche, LLP is an independent public accounting firm as required by the Act and the rules and regulations thereunder.

                   (qq) Except as set forth in the Final Memorandum, there is not pending or, to the best knowledge of the Company, threatened any action, suit, proceeding, inquiry or investigation to which ATC or any of the ATC Subsidiaries is a party, or to which any of its properties or assets are subject, before or brought by any court, arbitrator or governmental agency or body, which, if determined adversely to ATC or any such ATC Subsidiary, would, individually or in the aggregate, be reasonably likely to have an ATC Material Adverse Effect, or which seeks to restrain, enjoin, prevent the consummation of or otherwise challenge the Merger or the consummation of the other transactions described in the Final Memorandum.

                   (rr) Each of ATC and the ATC Subsidiaries owns or possesses adequate licenses or other rights to use all patents, trademarks, service marks, trade names, copyrights and know-how necessary to conduct the businesses operated by it as described in the Final Memorandum except where the failure to own or possess such of the foregoing would not be reasonably likely to have an ATC Material Adverse Effect, and neither ATC nor any of the ATC Subsidiaries has received any notice of infringement of or conflict with (or knows of no such infringement of or conflict with) asserted rights of others with respect to any patents, trademarks, service marks, trade names, copyrights or know-how which, if such assertion of infringement or conflict were sustained, would, individually or in the aggregate, be reasonably likely to have an ATC Material Adverse Effect.

                   (ss) Each of ATC and the ATC Subsidiaries possesses all licenses, permits, certificates, consents, orders, approvals and other authorizations from, and has made or will have made all declarations and filings with, all federal, state, local and other governmental authorities, all self-regulatory organizations and all courts and other tribunals presently required or necessary to own or lease, as the case may be, and to operate its properties and to carry on its business as set forth in the Final Memorandum ("ATC Permits"), except where the failure to obtain such ATC Permits would not, individually or in the aggregate, be reasonably likely to have an ATC Material Adverse Effect; each of ATC and the ATC Subsidiaries has fulfilled and performed all of its obligations with respect to such Permits and no event has occurred which allows, or after notice or lapse of time would allow, revocation or termination thereof or results in any other material impairment of the rights of the holder of any such ATC Permit except where such revocation, termination or impairment would not be reasonably likely to have an ATC Material Adverse Effect; and neither ATC nor any ATC Subsidiary has received any notice of any proceeding relating to revocation or modification of any such ATC Permit, except as described in the Final Memorandum and except where such revocation or modification would not, individually or in the aggregate, be reasonably likely to have an ATC Material Adverse Effect.

                   (tt) Since the respective dates as of which information is given in the Final Memorandum, except as described therein, there has been no material adverse change or any fact, taken by itself, known to the Company which could reasonably be expected to result in a material adverse change, in the general affairs, management, business, condition (financial or otherwise) or results of operations of ATC and the ATC Subsidiaries taken as a whole, whether or not arising from transactions in the ordinary course of business, or any loss of, or damage to, properties (whether or not insured) which could reasonably be expected to affect materially and adversely the general affairs, management, business, condition (financial or otherwise) or results of operations of ATC and the ATC Subsidiaries taken as a whole. Since the date of the latest balance sheet presented in the Final Memorandum, except as expressly disclosed in the Final Memorandum, neither ATC nor any of the ATC Subsidiaries has (i) incurred or undertaken any liabilities or obligations, direct or contingent, that are material to the Company and the ATC Subsidiaries taken as a whole other than capital equipment leases in the ordinary course of business consistent with past practice, (ii) entered into any material transaction not in the ordinary course of business and consistent with past practice or (iii) declared or paid any dividend or made any distribution on any shares of its capital stock or redeemed, purchased or otherwise acquired or agreed to redeem, purchase or otherwise acquire any shares of its capital stock.

                   (uu) Each of ATC and the ATC Subsidiaries has filed all necessary federal, state and foreign income and franchise tax returns, except where the failure to so file such returns would not, individually or in the aggregate, be reasonably likely to have an ATC Material Adverse Effect, and has paid all taxes shown as due thereon; and other than tax deficiencies which ATC or any of the ATC Subsidiaries is contesting in good faith and for which the Company or such Subsidiary has provided adequate reserves, there is no tax deficiency that has been asserted against ATC or any ATC Subsidiary that would have, individually or in the aggregate, an ATC Material Adverse Effect.

                   (vv) Each of ATC and the ATC Subsidiaries has good title to all personal property described in the Final Memorandum as being owned by it, good and valid title to all real property described in the Final Memorandum as being owned by it and good and valid title to a leasehold estate in the real and personal property described in the Final Memorandum as being leased by it free and clear of all liens, charges, encumbrances or restrictions, except as described in the Final Memorandum or to the extent the failure to have such title or the existence of such liens, charges, encumbrances or restrictions would not, individually or in the aggregate, be reasonably likely to have an ATC Material Adverse Effect. All leases, contracts and agreements to which ATC or any ATC Subsidiary is a party or by which ATC or such ATC Subsidiary is bound are valid and enforceable against ATC or such ATC Subsidiary, to the knowledge of the Company are valid and enforceable against the other party or parties thereto and are in full force and effect with only such exceptions as would not, individually or in the aggregate, be reasonably likely to have an ATC Material Adverse Effect.

                   (ww) There are no legal or governmental proceedings involving or affecting ATC, any of the ATC Subsidiaries or any of its respective properties or assets which would be required to be described in a prospectus pursuant to the Act that are not described in the Final Memorandum, nor are there any material contracts or other documents which would be required to be described in a prospectus pursuant to the Act that are not described in the Final Memorandum.

                   (xx) Except as described in the Final Memorandum or as would not, individually or in the aggregate, be reasonably likely to have an ATC Material Adverse Effect, (A) each of ATC and the ATC Subsidiaries is in compliance with and not subject to liability under applicable Environmental Laws, (B) each of ATC and the ATC Subsidiaries has made all filings and provided all notices required under any applicable Environmental Law, and has and is in compliance with all Permits required under any applicable Environmental Laws and each of them is in full force and effect, (C) there is no civil, criminal or administrative action, suit, demand, claim, hearing, notice of violation, investigation, proceeding, notice or demand letter or request for information pending or, to the knowledge of the Company, threatened against ATC or any ATC Subsidiary under any Environmental Law, (D) no lien, charge, encumbrance or restriction has been recorded under any Environmental Law with respect to any assets, facility or property owned, operated, leased or controlled by ATC or any ATC Subsidiary, (E) neither ATC nor any ATC Subsidiary has received notice that it has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), or any comparable state law and (F) no property or facility of ATC or any ATC Subsidiary is (i) listed or proposed for listing on the National Priorities List under CERCLA or
         (ii) listed in the Comprehensive Environmental Response, Compensation, Liability Information System List promulgated pursuant to CERCLA, or on any comparable list maintained by any state or local governmental authority.

                   (yy) There is no strike, labor dispute, slowdown or work stoppage with the employees of ATC or the ATC Subsidiaries which is pending or, to the knowledge of the Company, threatened, which would be reasonably likely to have an ATC Material Adverse Effect.

                   (zz) Each of ATC and the ATC Subsidiaries carries insurance in such amounts and covering such risks as is adequate for the conduct of its business and the value of its properties.

                   (aaa)  Except as set forth in the Final  Memorandum,  neither
         ATC nor any ATC Subsidiary has any liability for any prohibited transaction within the meaning of ss.406 of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), or funding deficiency within the meaning of ss.302 of ERISA or any complete or partial withdrawal liability under ss.4201 of ERISA with respect to any pension, profit sharing or other plan which is subject to ERISA to which ATC or any ATC Subsidiary makes or ever has made a contribution and in which any employee of ATC or any ATC Subsidiary is or has ever been a participant, which prohibited transaction liability or withdrawal liability is reasonably likely to have a Material Adverse Effect. With respect to such plans, each of ATC and the ATC Subsidiaries is in compliance in all material respects with all applicable provisions of ERISA.

                   (bbb) Each of ATC and the ATC Subsidiaries (i) makes and keeps accurate books and records and (ii) maintains internal accounting controls which provide reasonable assurance that (A) transactions are executed in accordance with management's authorization, (B) transactions are recorded as necessary to permit preparation of its financial statements and to maintain accountability for its assets, (C) access to its assets is permitted only in accordance with management's authorization and (D) the re-ported accountability for its assets is compared with existing assets at reasonable intervals.

                  (ccc) Neither ATC nor any ATC Subsidiary is an "investment company" or "promoter" or "principal underwriter" for an "investment company," as such terms are defined in the Investment Company Act of 1940, as amended, and the rules and regulations thereunder.

                  (ddd) Except as set forth on Exhibit A hereto, no holder of securities of ATC (other than the Registrable Notes (as defined in the Registration Rights Agreement and the Indenture)) will be entitled to have such securities registered under the registration statements required to be filed by ATC pursuant to the Registration Rights Agreement and the Indenture than as expressly permitted thereby.

                  (eee) Immediately after the consummation of the transactions contemplated by the Merger Agreement, the fair value and present fair saleable value of the assets of ATC and its subsidiaries, on a consolidated basis, will exceed the sum of its consolidated stated liabilities and identified contingent liabilities (after giving effect, in the case of each of the guarantors, to the limitations contained in each Guarantee); neither ATC nor any of its subsidiaries is, or will be after giving effect to the execution, delivery and performance of the Merger Agreement and the consummation of the transactions contemplated hereby, (a) left with unreasonably small capital with which to carry on its business as it is proposed to be conducted, (b) unable to pay its debts (contingent or otherwise) as they mature or (c) otherwise insolvent.

                  (fff) Each of the foregoing representations and warranties, as far as each relates to ATC and the ATC Subsidiaries, is made by Acquisition Corp. to the best of its knowledge; upon the Effective Time and the assumption by ATC of the obligations of the Company hereunder, such representations and warranties shall be deemed to be have been made by ATC without such knowledge limitation.

                  Each of the foregoing representations and warranties, insofar as each relates to information concerning ATC or any subsidiary of ATC, is made by Acquisition Corp. to the best of its knowledge; upon the Effective Time and the assumption by ATC of the obligations of the Company hereunder, such representations and warranties shall be deemed to be have been made by ATC without such knowledge limitation.

                  Any certificate signed by any officer of the Company or any Subsidiary and delivered to the Initial Purchaser or to counsel for the Initial Purchaser shall be deemed a joint and several representation and warranty by the Company and each of the Subsidiaries to each Initial Purchaser as to the matters covered thereby.

                   3. Purchase, Sale and Delivery of the Notes. On the basis of the representations, warranties, agreements and covenants herein contained and subject to the terms and conditions herein set forth, the Company agrees to issue and sell to the Initial Purchaser, and the Initial Purchaser agrees to purchase, the Notes, at 97% of their principal amount.

                  One or more certificates in definitive form for the Notes that the Initial Purchaser has agreed to purchase hereunder, and in such denomination or denominations and registered in such name or names as the Initial Purchaser requests upon notice to the Company at least 48 hours prior to the Closing Date, shall be delivered by or on behalf of the Company to the Initial Purchaser, against payment by or on behalf of the Initial Purchaser of the purchase price therefor by wire transfer of immediately available funds payable to such account or account as the Company shall specify prior to the Closing Date, or by such means as the parties hereto shall agree prior to the Closing Date. Such delivery of and payment for the Securities shall be made at the offices of Chadbourne & Parke LLP, 30 Rockefeller Plaza, New York, at 10:00 A.M., New York time, on January 29, 1998, or at such other place, time or date as the Initial Purchaser and the Company may agree upon, such time and date of delivery against payment being herein referred to as the "Closing Date." The Company will make such certificate or certificates for the Securities available for checking and packaging by the Initial Purchaser at the offices of the Initial Purchaser in New York, New York or such other place as the Initial Purchaser may designate, at least 24 hours prior to the Closing Date.

                   4. Offering by the Initial Purchaser. The Initial Purchaser proposes to make an offering of the Securities at the price and upon the terms set forth in the Final Memorandum as soon as practicable after this Agreement is entered into and as in the sole judgment of the Initial Purchaser is advisable.

                   5. Covenants of the Company. The Company and, at and after the Effective Time, the Guarantors covenant and agree with the Initial Purchaser that:

                  (a) The Company will not amend or supplement the Final Memorandum or any amendment or supplement thereto of which the Initial Purchaser and counsel to the Initial Purchaser shall not previously have been advised and furnished a copy for a reasonable period of time prior to the proposed amendment or supplement and as to which the Initial Purchaser shall not have given its consent, which consent shall not be unreasonably withheld. The Company will promptly, upon the reasonable request of the Initial Purchaser or counsel for the Initial Purchaser, make any amendments or supplements to the Preliminary Memorandum or the Final Memorandum that may be reasonably necessary or advisable in connection with the initial resale of the Securities by the Initial Purchaser.

                  (b) The Company will use reasonable efforts to consummate the Merger as soon as possible, taking into account all relevant factors including successful operation of the Company's business.

                  (c) The Company and, at and after the Effective Time, the Guarantors will cooperate with the Initial Purchaser in arranging for the qualification of the Securities for offering and sale under the securities or "Blue Sky" laws of such jurisdictions as the Initial Purchaser may designate and will continue such qualification in effect for as long as may be necessary to complete the resale of the Securities by the Initial Purchaser; provided, however, that in connection therewith the Company shall not be required to qualify as a foreign corporation or to execute a general consent to service of process in any jurisdiction or subject the Company to any tax in any such jurisdiction where it is not then so subject.

                  (d)  If,  at  any  time  prior  to  the   completion   of  the
         distribution by the Initial Purchaser of the Notes or the Private Exchange Notes, any event occurs or information becomes known as a result of which the Final Memorandum as then amended or supplemented would include an untrue statement of a material fact, or omit to state a material fact necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading, or if for any other reason it is necessary at any time to amend or supplement the Final Memorandum in order to comply with applicable law, the Company will promptly notify the Initial Purchaser thereof and will prepare, at the Company's expense, an amendment to the Final Memorandum that corrects such statement or omission or effects such compliance.

                  (e) The Company will, without charge, provide to the Initial Purchaser and to counsel for the Initial Purchaser as many copies of the Preliminary Memorandum and the Final Memorandum or any amendment or supplement thereto as the Initial Purchaser may reasonably request.

                  (f) The Company will apply the net proceeds from the sale of the Securities substantially as set forth under "Use of Proceeds" in the Final Memorandum.

                  (g) The Company will ensure that the capital contribution by Holdings of the full amount of the proceeds of the rollover of management and employee equity in ATC into equity of Holdings, as described in the Final Memorandum, occurs on or prior to the Effective Time.

                  (h) For so long as any Securities remain outstanding, the Company will furnish to the Initial Purchaser copies of all reports and other communications (financial or otherwise) furnished by the Company to the Trustee or the holders of the

         Securities and, as soon as available, copies of any reports or financial statements furnished to or filed by the Company with the Commission or any national securities exchange on which any class of securities of the Company may be listed.

                  (i) Prior to the Closing Date, the Company will furnish to the Initial Purchaser, as soon as they have been prepared by or are available to the Company, a copy of any unaudited interim consolidated financial statements of the Company or ATC for any period subsequent to the period covered by its most recent financial statements appearing in the Final Memorandum.

                  (j) None of the Company nor any of its respective Affiliates will sell, offer for sale or solicit offers to buy or otherwise negotiate in respect of any "security" (as defined in the Act) that could be integrated with the sale of the Securities in a manner that would require the registration under the Act of the Securities.

                  (k) The Company will not, nor will the Company permit any of the Subsidiaries to, engage in any form of general solicitation or general advertising (as those terms are used in Regulation D under the Act) in connection with the offering of the Securities or in any manner involving a public offering within the meaning of Section 4(2) of the Act.

                  (l) For so long as any of the Securities remain outstanding, the Company will make available, upon request, to any holder of such Securities and any prospective purchaser thereof the information specified in Rule 144A(d)(4) under the Act, unless the Company is then subject to Section 13 or 15(d) of the Exchange Act.

                  (m) Each of the Company and, at and after the Effective Time, the Guarantors will use its commercially reasonable best efforts to (i) permit the Securities to be designated PORTAL securities in accordance with the rules and regulations adopted by the National Association of Securities Dealers, Inc. (the "NASD") relating to trading in the Private Offerings, Resales and Trading through Automated Linkages market (the "PORTAL Market") and (ii) permit the Securities to be eligible for clearance and settlement through The Depository Trust Company.

                  (n) In connection with any Notes offered and sold in an offshore transaction (as defined in Regulation S), the Company will not register any transfer of such Notes not made in accordance with the provisions of Regulation S and will not, except in accordance with the provisions of Regulation S, if applicable, issue any such Notes in the form of definitive securities.

                  6. Expenses. The Company agrees to pay all costs and expenses incident to the performance of its obligations under this Agreement, whether or not the transactions contemplated herein are consummated or this Agreement is terminated pursuant to Section 11 hereof, including all costs and expenses incident to: (i) the printing, word processing or other production of documents with respect to such transactions, including any costs of printing the Preliminary Memorandum and the Final Memorandum and any amendments or supplements thereto, and any "Blue Sky" memoranda, (ii) all arrangements relating to the delivery to the Initial Purchaser of copies of the foregoing documents, (iii) the fees and disbursements of the counsel, the accountants and any other experts or advisors retained by the Company, (iv) the preparation (including printing), issuance and delivery to the Initial Purchaser of any certificates evidencing the Securities, (v) the qualification of the Securities under state securities and "Blue Sky" laws, including filing fees and reasonable fees and disbursements of counsel up to $10,000 for the Initial Purchaser relating thereto, (vi) the expenses of the Company in connection with any meetings with prospective investors in the Securities, (vii) the fees and expenses of the Trustee, including fees and expenses of its counsel, and (viii) all expenses and listing fees incurred in connection with the application for quotation of the Securities on the PORTAL Market and (ix) any fees charged by investment rating agencies for the rating of the Securities. If the issuance and sale of the Securities provided for herein is not consummated because any condition to the obligation of the Initial Purchaser set forth in Section 7 hereof is not satisfied, because this Agreement is terminated pursuant to
Section 11 hereof or because of any failure, refusal or inability on the part of the Company or the apparent inability of any Guarantor to perform all obligations and satisfy all conditions on its part to be performed or satisfied hereunder (other than by reason of a default by the Initial Purchaser of its obligations hereunder after all conditions hereunder have been satisfied in accordance herewith), the Company will promptly reimburse the Initial Purchaser upon demand for all reasonable out-of-pocket expenses (including reasonable fees, disbursements and charges of Cahill Gordon & Reindel, counsel for the Initial Purchaser) that shall have been incurred by the Initial Purchaser in connection with the proposed purchase and sale of the Securities.

                  7. Conditions of the Initial Purchaser's Obligations. The obligation of the Initial Purchaser to purchase and pay for the Securities shall, in its sole discretion, be subject to the satisfaction or waiver of the following conditions on or prior to the Closing Date:

                  (a) On the Closing Date, the Initial Purchaser shall have received the opinion, dated as of the Closing Date and addressed to the Initial Purchaser, of Chadbourne & Parke LLP, counsel for the Company, in form and substance reasonably satisfactory to counsel for the Initial Purchaser, to the effect that:

                    (i) The Company is duly  incorporated;  each of the Company,
                  ATC and ATC's subsidiaries is validly existing and in good standing under the laws of its jurisdiction of incorporation and has all requisite corporate power and authority to own, lease and operate its properties and to conduct its business as described in the Final Memorandum. Each of the Company, ATC and ATC's subsidiaries is duly qualified as a foreign corporation and in good standing in each jurisdiction set forth on a schedule attached to such opinion.

                    (ii) The Company  has the  authorized  capital  stock as set forth under "Capitalization" in the Final Memorandum.

                    (iii) To the knowledge of such counsel,  except as set forth in the Final Memorandum, (A) no options, warrants or other rights to purchase from the Company shares of capital stock or ownership interests in the Company are outstanding, (B) no agreements or other obligations of the Company to issue, or other rights to cause the Company to convert, any obligation into, or exchange any securities for, shares of capital stock or ownership interests in the Company are outstanding and (C) no holder of securities of the Company (other than the Registrable Notes) is entitled to have such securities registered under a registration statement filed by the Company pursuant to the Registration Rights Agreement and the Indenture (other than as set forth on Exhibit A hereto).

                    (iv) The Indenture is in sufficient  form for  qualification under the TIA; the Indenture has been duly and validly authorized, executed and delivered by the Company, and (assuming the due authorization, execution and delivery thereof by the Trustee) constitutes the valid and legally binding agreement of the Company, enforceable against the Company in accordance with its terms, except that the enforcement thereof may be subject to (i) bankruptcy, insolvency, reorganization, fraudulent conveyance, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally and (ii) general principles of equity and the discretion of the court before which any proceeding therefor may be brought (regardless of whether such enforcement is considered in a proceeding in equity or at law).

                    (v) The Notes are in the form of Exhibit A to the  Indenture with  legends  in  the  forms  of  Exhibits  C,  D or E to the
                  Indenture. The Notes have each been duly and validly authorized, executed and delivered by the Company and, when paid for by the Initial Purchaser in accordance with the terms of this Agreement (assuming the due authorization, execution and delivery of the Indenture by the Trustee and due authentication and delivery of the Notes by the Trustee in accordance with the Indenture), will constitute the valid and legally binding obligations of the Company, entitled to the benefits of the Indenture, and enforceable against the Company in accordance with their terms, except that the enforcement thereof may be subject to (i) bankruptcy, insolvency, reorganization, fraudulent conveyance, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally and (ii) general principles of equity and the discretion of the court before which any proceeding therefor may be brought (regardless of whether such enforcement is considered in a proceeding in equity or at law).

                    (vi) The Exchange  Notes and the Private  Exchange Notes and
                  the Guarantees to be endorsed on them have been duly and validly authorized by the Company, and when the Exchange Notes and the Private Exchange Notes have been duly executed and delivered by the Company and the Guarantees have been duly authorized, executed and delivered by the Guarantors, each in accordance with the terms of the Registration Rights Agreement and the Indenture (assuming the due authorization, execution and delivery of the Indenture by the Trustee and due authentication and delivery of the Exchange Notes and the Private Exchange Notes by the Trustee in accordance with the Indenture and also assuming the due authorization, execution and delivery of the Guarantees and the Supplemental Indenture by the Guarantors), will constitute the valid and legally binding obligations of the Company and the Guarantors, respectively, entitled to the benefits of the Indenture, and enforceable against the Company and the Guarantors, respectively, in accordance with its terms, except that the enforcement thereof may be subject to (i) bankruptcy, insolvency, reorganization, fraudulent conveyance, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally and (ii) general principles of equity and the discretion of the court before which any proceeding therefor may be brought (regardless of whether such enforcement is considered in a proceeding in equity or at law).

                    (vii) The  Company  has all  requisite  corporate  power and authority to execute, deliver and perform its obligations under the Merger Agreement (to the extent a party thereto), the Registration Rights Agreement and the Credit Agreement; the Merger Agreement (to the extent a party thereto), the Registration Rights Agreement and the Credit Agreement have each been duly and validly authorized, executed and delivered by the Company, and (assuming due authorization, execution and delivery thereof by the Initial Purchaser in the case of the Registration Rights Agreement and the banks party thereto in the case of the Credit Agreement) constitutes the valid and legally binding agreement of the Company enforceable against the Company in accordance with its terms, except that (A) the enforcement thereof may be subject to (i) bankruptcy, insolvency, reorganization, fraudulent conveyance, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally and (ii) general principles of equity and the discretion of the court before which any proceeding therefor may be brought (regardless of whether such enforcement is considered in a proceeding in equity or at law) and (B) any rights to indemnity or contribution thereunder may be limited by federal and state securities laws and public policy considerations.

                    (viii) The Company  has all  requisite  corporate  power and authority to execute, deliver and perform its obligations under this Agreement and the Merger Agreement and to consummate the transactions contemplated hereby and thereby; this Agreement and the Merger Agreement and the consummation by the Company and the Guarantors of the transactions contemplated hereby and thereby have been duly and validly authorized by the Company. This Agreement and the Merger Agreement have been duly executed and delivered by the Company.

                    (ix) The  Indenture,  the Notes,  the  Exchange  Notes,  the
                  Guarantees, the Registration Rights Agreement, the Merger Agreement and the Credit Agreement conform as to legal matters in all material respects to the descriptions thereof contained in the Final Memorandum.

                    (x) To the knowledge of such counsel, except as described in the Final Memorandum, no legal or governmental proceedings are pending or threatened to which the Company or any Guarantor is a party or to which the property or assets of the Company or any Guarantor is subject which would be required under the Act to be described in a registration statement or in a prospectus, or which seek to restrain, enjoin, prevent the consummation of or otherwise challenge the issuance or sale of the Notes to be sold hereunder or the consummation of the Merger or the consummation of the other transactions described in the Final Memorandum.

                    (xi) To the knowledge of such counsel, the Company is not in violation of its certificate of incorporation or bylaws, except for any such breach, default, violation or event which would not, individually or in the aggregate, be reasonably likely to have a Material Adverse Effect.

                    (xii) Except as set forth in the Final Memorandum, the execution, delivery and performance of this Agreement, the Indenture, the Registration Rights Agreement, the Merger Agreement and the Credit Agreement and the consummation of the Tender Offer, the Merger, the issuance and sale of the Notes to the Initial Purchaser, registration of the Notes under the Act, registra-tion of the Exchange Notes and Private Exchange Notes under the Act and borrowings under the Credit Agreement (expressing no opinion as to the compliance or non-compliance, or the effect of non-compliance, with any financial tests, ratios or covenants) will not constitute or result in a breach or a default under (or an event which with notice or passage of time or both would constitute a default under) or violation of or cause an acceleration of any obligation under or result in the imposition or creation of (or the obligation to create or impose) a lien on any property or assets of the Company, ATC or any Guarantor with respect to (i) the terms or provisions of any of the terms or provisions of any contract described in the Final Memorandum (such contracts, the "Material Contracts" (expressing no opinion as to the compliance or non-compliance, or the effect of non-compliance, with any financial tests, ratios or covenants)), except for any such conflict, breach, violation, default or event which would not, individually or in the aggregate, be reasonably likely to have a Material Adverse Effect and except for requirements to prepay the 8.18% Senior Secured Notes and Existing Credit Facility in the manner described in the Final Memorandum upon consummation of the Merger, (ii) the certificate of incorporation or bylaws of the Company or (iii) (assuming compliance with all applicable state securities or "Blue Sky" laws and assuming the accuracy of the representations and warranties of the Initial Purchaser in Section 8 hereof, the accuracy of the representations and warranties of the Company herein, the performance by the Company and the Initial Purchaser of their agreements herein and compliance with federal securities laws in connection with obligations under the Registration Rights Agreement) any statute, judgment, decree, order, rule or regulation known to such counsel to be applicable to the Company, ATC or any Guarantor and to transactions of the type contemplated by the Final Memorandum, except for any such conflict, breach or violation which would not, individually or in the aggregate, be reasonably likely to have a Material Adverse Effect.

                    (xiii) Assuming the truthfulness and accuracy of the representations and warranties of the Company and the Initial Purchaser and assuming compliance by the Company and the
                  Initial Purchaser with their agreements herein, to the knowledge of such counsel, no consent, approval, authorization or order of any governmental authority is required for the issuance and sale by the Company of the Notes to the Initial Purchaser or the Merger or the Holdings Equity Contribution or the Preferred Stock Offering or the rollover of management and employee equity in ATC into equity of Holdings, except (i) in connection with the registration under the Act of the Notes, and the Private Exchange Notes, if applicable, pursuant to the Registration Rights Agreement, (ii) the qualification of the Indenture under the TIA in connection with the issuance of the Notes, (iii) such consents, approvals, authorizations, orders, registrations, filings, qualifications, licenses and permits (x) as have been obtained and made, (y) as may be required under state securities or blue sky laws, as to which such counsel need express no opinion, or (x) as would not, if not obtained, be reasonably likely to have a Material Adverse Effect, or (iv) the approval of the Merger by the shareholders of ATC and Acquisition Corp.

                    (xiv) None of the Company or the Guarantors is, or immediately after the sale of the Notes to be sold hereunder and the application of the proceeds from such sale (as described in the Final Memorandum under the caption "Use of Proceeds") will be, an "investment company" as such term is defined in the Investment Company Act of 1940, as amended.

                    (xv) No registration  under the Act of the Notes is required in connection with the sale of the Notes to the Initial Purchaser as contemplated by this Agreement and the Final Memorandum or in connection with the initial resale of the Notes by the Initial Purchaser in accordance with Section 8 of this Agreement, and prior to the commencement of the Exchange Offer (as defined in the Registration Rights Agreement) or the effectiveness of the Shelf Registration Statement (as defined in the Registration Rights Agreement), the Indenture is not required to be qualified under the TIA, in each case assuming
                  (i) that the purchasers who buy such Notes in the initial resale thereof are QIBs, (ii) the accuracy of the Initial Purchaser's representations in Section 8 and those of the Company contained in this Agreement regarding the absence of a general solicitation in connection with the sale of such Notes to the Initial Purchaser and the initial resale thereof, and
                  (iii) the due performance by the Initial Purchaser of the agreements set forth in Section 8 hereof and the offering and transfer procedures set forth in the Final Memorandum.

                    (xvi) Neither the consummation of the transactions contemplated by this Agreement nor the sale, issuance, execution or delivery of the Notes will violate Regulation G, T, U or X of the Board of Governors of the Federal Reserve System.

                    (xvii) To the knowledge of such counsel, except as set forth in the Final Memorandum, upon the effectiveness of the Merger, no holder of securities of ATC or any ATC Subsidiary (other than the Registrable Notes) is entitled to have such securities registered under a registration statement filed by ATC pursuant to the Registration Rights Agreement.

                    (xviii) The Merger  Agreement and Letter Agreement have been duly and validly authorized, executed and delivered by ATC, and (assuming the due authorization, execution and delivery thereof by the other parties thereto) constitutes the valid and legally binding agreement of ATC, enforceable against it in accordance with its terms, except that the enforcement thereof may be subject to (i) bankruptcy, insolvency, reorganization, fraudulent conveyance, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally and (ii) general principles of equity and the discretion of the court before which any proceeding therefor may be brought (regardless of whether such enforcement is considered in a proceeding in equity or at law).

                    (xix) To the knowledge of such counsel,  except as described in the Final Memorandum, no legal or governmental proceedings are pending or threatened to which ATC or any ATC Subsidiary is a party or to which the property or assets of ATC or any ATC Subsidiary is subject which would be required under the Act to be described in a registration statement or in a prospectus or which seek to restrain, enjoin, prevent the consummation of or otherwise challenge the issuance or sale of the Notes to be sold hereunder or the consummation of the Merger or the consummation of the other transactions described in the Final Memorandum.

                    (xx) Except as set forth in the Final Memorandum, the execution, delivery and performance of the Merger Agreement and the Letter Agreement and the consummation of the transactions contemplated thereby will not constitute or result in a breach or a default under (or an event which with notice or passage of time or both would constitute a default under) or violation of or cause an acceleration of any obligation under or result in the imposition or creation of (or the obligation to create or impose) a lien on any property or assets of ATC or any ATC Subsidiary with respect to (i) the terms or provisions of any contract described in the Final Memorandum (such contracts, the "ATC Material Contracts" (expressing no opinion as to the compliance or non-compliance, or the effect of non-compliance, with any financial tests, ratios or covenants)), except for any such conflict, breach, violation, default or event which would not, individually or in the aggregate, be reasonably likely to have an ATC Material Adverse Effect, (ii) the certificate of incorporation or bylaws of ATC or any ATC Subsidiary, or (iii) (assuming compliance with all applicable state securities or "Blue Sky" laws and assuming the accuracy of the representations and warranties of the Initial Purchaser in Section 8 hereof and assuming the accuracy of the representations and warranties of ATC in the Letter Agreement and, after the Effective Time, herein) any statute, judgment, decree, order, rule or regulation known to such counsel to be applicable to ATC or any ATC Subsidiary and to transactions of the type contemplated by the Final Memorandum, except for any such conflict, breach or violation which would not, individually or in the aggregate, be reasonably likely to have an ATC Material Adverse Effect.

                    (xxi) Each of ATC and its subsidiaries is duly incorporated.

                    (xxii) Each of ATC and its  subsidiaries  has all  requisite corporate power and authority to execute, deliver and perform its obligations under this Agreement, the Registration Rights Agreement, the Indenture, the Supplemental Indenture, the Guarantees and the Credit Agreement.

                    (xxiii) To the  knowledge of such  counsel,  neither ATC nor any of its subsidiaries is in violation of its certificate of incorporation or bylaws, except for any such breach, default, violation or event which would not, individually or in the aggregate, be reasonably likely to have an ATC Material Adverse Effect.

                    (xxiv) The execution, delivery and performance of this Agreement, the Indenture, the Supplemental Indenture, the Guarantees, the Registration Rights Agreement, the Merger Agreement and the Credit Agreement and the consummation of the Tender Offer, the Merger, the assumption by ATC and the Guarantors of obligations under the Indenture and the Notes, the Guarantee of the Notes by the Guarantors, registration of the Securities under the Act, registration of the Exchange Notes and Private Exchange Notes under the Act and borrowings under the Credit Agreement, will not constitute or result in a breach or violation of the certificate of incorporation or bylaws of the ATC or any of its Subsidiaries.

                    (xxv) Except as set forth in the Final Memorandum, ATC owns, directly or indirectly, all of the outstanding shares of capital stock of its subsidiaries free and clear of all liens, encumbrances, equities and claims or restrictions on transferability (other than those imposed by the Act and the securities or "Blue Sky" laws of certain jurisdictions) or voting.

                  At the time the foregoing opinion is delivered, such counsel shall additionally state that it has participated in conferences with officers and other representatives of the Company and ATC, representatives of the independent public accountants for the Company and ATC, representatives of the Initial Purchaser and counsel for the Initial Purchaser, at which conferences the contents of the Final Memorandum and related matters were discussed, and, although it has not independently verified and is not passing upon and assumes no responsibility for the accuracy, completeness or fairness of the statements contained in the Final Memorandum (except to the extent specified in subsection 7(a)(x)), no facts have come to its attention which lead it to believe that the Final Memorandum, on the date thereof or at the Closing Date, contained an untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary to make the statements contained therein, in the light of the circumstances under which they were made, not misleading (it being understood that such firm need express no opinion with respect to the financial statements and related notes thereto and the other financial, statistical, accounting, reserve and well data included in the Final Memorandum). The opinion of such counsel described in this Section shall be rendered to the Initial Purchaser at the request of the Company and shall so state therein.

                  References  to the Final  Memorandum  in this  subsection  (a)
         shall  include  any  amendment  or  supplement   thereto   prepared  in
         accordance with the provisions of this Agreement at the Closing Date.

                  In rendering such opinion, such counsel may state that they express no opinion as to the laws of any jurisdiction other than the federal laws of the United States and the laws of the States of New York and the Delaware General Corporation Law (the "DGCL"). Such counsel may also state that with respect to the opinions as to the DGCL and the laws of jurisdictions other than New York, such counsel has relied on the opinion of local counsel of the Company. Such counsel may also state that, insofar as such opinion involves factual matters, such counsel have relied, to the extent they deem proper, upon certificates of officers of the Company and ATC and certificates of public officials; provided that such certificates have been provided to the Initial Purchaser. Furthermore, the opinions in (xxi) through (xxv), above, may be rendered by John Smith, Esq., General Counsel of ATC; John Smith, Esq. may also render the opinions in (i) above, insofar as they relate to subsidiaries incorporated in jurisdictions other than Delaware and New York.

                  (b) The Initial Purchaser shall have received an opinion, dated the Closing Date, of Cahill Gordon & Reindel, counsel for the Initial Purchaser, with respect to certain legal matters relating to this Agreement, and such other related matters as the Initial Purchaser may reasonably require. In rendering such opinion, Cahill Gordon & Reindel shall have received and may rely upon such certificates and other documents and information as they may reasonably request to pass upon such matters.

                  (c) The Initial Purchaser shall have received from Deloitte & Touche, LLP ("Deloitte"), independent public accountants for ATC, and from Arthur Andersen LLP and Ernst & Young LLP, as independent public accountants for EWI and BCM Engineers, Inc., respectively, comfort letters, dated the date hereof and a comfort letter from Deloitte dated the Closing Date, in form and substance reasonably satisfactory to the Initial Purchaser and counsel for the Initial Purchaser.

                  (d) The representations and warranties of the Company contained in this Agreement shall be true and correct in all material respects on and as of the Closing Date as if made on and as of the Closing Date; the Company shall have performed in all material respects all covenants and agreements and satisfied all conditions on its part to be performed or satisfied hereunder at or prior to the Closing Date; and, except as set forth in the Final Memorandum (exclusive of any amendment or supplement thereto after the date hereof) subsequent to the date of the most recent financial statements in such Final
         Memorandum, there shall have been no event or development that, individually or in the aggregate, has or would be reasonably likely to have a Material Adverse Effect.

                  (e) The issuance and sale of the Securities pursuant to this Agreement shall not be enjoined (temporarily or permanently) and no restraining order or other injunctive order shall have been issued or, except for the action set forth in the Final Memorandum under "Business -- Legal Proceedings -- Recent Proceedings," any action, suit or proceeding shall have been commenced with respect to this Agreement before any court or governmental authority.

                  (f) The Initial Purchaser shall have received certificates, dated the Closing Date, signed on behalf of the Company by its President and its Secretary to the effect that, to their knowledge:

                    (i) The  representations  and  warranties  of the Company in this Agreement are true and correct in all material respects as if made on and as of the Closing Date, and the Company has performed in all material respects all covenants and agreements and satisfied all conditions on its part to be performed or satisfied hereunder at or prior to the Closing Date;

                    (ii) At the Closing Date, since the date hereof or since the date of the most recent financial statements in the Final Memorandum (exclusive of any amendment or supplement thereto after the date hereof), no event or events have occurred, no information has become known nor does any condition exist that, individually or in the aggregate, would be reasonably likely to have a Material Adverse Effect or an ATC Material Adverse Effect; and

                    (iii) The sale of the Securities hereunder has not been enjoined (temporarily or permanently).

                  (g) The Initial Purchaser shall have received certificates, dated the Closing Date, signed on behalf of ATC by its Senior Vice Presidents Nicholas Malino and Christopher Vincze to the effect that, to their knowledge:

                    (i) The  representations and warranties of ATC in the Letter
                  Agreement are true and correct in all material respects as if made on and as of the Closing Date;

                    (ii) At the Closing Date, since the date hereof or since the date of the most recent financial statements in the Final Memorandum (exclusive of any amendment or supplement thereto after the date hereof), no event or events have occurred, no information has become known nor does any condition exist that, individually or in the aggregate, would be reasonably likely to have a Material Adverse Effect or an ATC Material Adverse Effect; and

                    (iii) The sale of the Securities hereunder has not been enjoined (temporarily or permanently).

                    (iv) the  schedule  attached to the opinion of  Chadbourne &
                  Parke, dated the closing date, sets forth each of the subsidiaries of ATC and, for each of ATC and its subsidiaries, each jurisdiction where the ownership or leasing of its properties or the conduct of its business requires such qualification, except where the failure to be so qualified would not, individually or in the aggregate, be reasonably likely to have a Material Adverse Effect or an ATC Material Adverse Effect.

                  (h) On the Closing Date, the Initial Purchaser shall have received the Registration Rights Agreement executed by the Company and such agreement shall be in full force and effect at all times from and after the Closing Date.

                  (i) The Indenture shall have been duly executed and delivered by the Company and the Trustee, and the Notes shall have been duly executed by the Company and duly authenticated by the Trustee.

                  (j) The Initial Purchaser shall have received a true and correct copy of the Company's Credit Agreement, dated and executed on or prior to the Closing Date (the "Credit Agreement"), in substantially the form described in the Final Memorandum and on and as of the Closing Date (after giving effect to the transactions contemplated by this Agreement and the application of the proceeds received by the Company from the sale of the Notes) no condition shall exist that would constitute a Default or an Event of Default (each as defined in the Credit Agreement) under the Credit Agreement.

                  (k) The Initial Purchaser shall have received a true and correct copy of an agreement between Holdings and the Company, dated and executed on or prior to the Closing Date, providing for the capital contribution, on or prior to the Effective Time, by Holdings to Acquisition Corp. of the full amount of the proceeds of any rollover of management and employee equity in ATC into equity of Holdings, and no condition shall exist on the Closing Date that is reasonably likely to prevent such rollover (as such rollover is described in the Final Memorandum).

                  (l) On or prior to the Closing Date, there shall have been delivered to the Initial Purchaser true and correct copies of the Tender Offer Documents, which Tender Offer Documents (except for any such Tender Offer Documents dated and delivered to the Initial Purchaser prior to the date hereof) shall be in form and substance reasonably satisfactory to the Initial Purchaser and shall be in full force and effect. All material conditions precedent to the consummation of the Tender Offer as contained in the Offer to Purchase shall have been satisfied (and not waived without the consent of the Initial Purchaser, which consent shall not be unreasonably withheld), and any amendment (except for any such Tender Offer Documents dated and delivered to the Initial Purchaser prior to the date hereof) to the Tender Offer Documents shall be required to be reasonably satisfactory in form and substance to the Initial Purchaser.

                  (m) On or prior to the Closing Date, (i) the Tender Offer shall have been consummated in accordance with the Offer to Purchase and all applicable laws, (ii) all shares that have been tendered to the Company pursuant to the Offer to Purchase shall have been validly tendered and not withdrawn and shall be available for purchase by, and shall have been purchased by, the Company in accordance with the terms and conditions set forth in the Offer to Purchase and (iii) such tendered Shares shall be transferable to purchaser with good title and shall be free and clear of Liens and incumbencies created by the Company or its affiliates. After giving effect to the consummation of the purchase of the Shares pursuant to the Tender Offer, the Company shall own and control that number of shares as shall be necessary to permit the Company to approve the Merger without the affirmative vote or approval of any other Person, and there shall be no applicable statute or other restriction (other than provisions of the Delaware General Corporation Law and proxy rules under Section 14 of the Securities Exchange Act of 1934, as amended) which would prohibit, materially restrict or materially delay the consummation of the Merger or would be reasonably likely to make the consummation of the Merger economically unfeasible. In addition, any state anti-takeover law regulating the Acquisition shall have been complied with or shall have been determined by the Initial Purchaser to be invalid or inapplicable to the Tender Offer and the Merger. At the time of the consummation of the Tender Offer, neither the fair price provisions under applicable law nor the fair price provisions of ATC's articles of incorporation shall require a higher price be paid for Shares in the Merger than that paid in the Tender Offer, which price, in any event, shall not exceed that amount set forth in the Offer to Purchase and the Merger Agreement as in effect at the Effective Time.

                  (n) The Initial Purchaser shall have received a true and correct copy of the Merger Agreement. The Merger Agreement as received by the Initial Purchaser shall remain in full force and effect and shall not have been amended, altered or modified and each party thereto shall have performed in all material respects each of its obligations thereunder to be performed by it on or prior to the Closing Date (without giving effect to any waiver or consent to the modification of any term thereof).

                  (o) The Letter Agreement shall have been duly executed and delivered by ATC.

                  (p) (i) Holdings shall have received gross cash proceeds of at least $30,000,000 from the sales of its common and preferred equity, as described in the Final Memorandum (the "Equity Financing"), (ii) Holdings shall have contributed the full amount of the gross cash proceeds received by it from the Equity Financing, plus the full amount of any proceeds received on or prior to the Closing Date from investments in Holdings by existing management and employees of ATC, to the capital of Acquisition Corp. as a common equity contribution, (iii) Acquisition Corp. shall have utilized the full amount of such cash contribution to make payments owing in connection with the Tender Offer and (iv) the components of the Equity Financing (including the Preferred Stock and Warrants) shall be substantially in the form described in the Final Memorandum.

                  (q) On or before the Closing Date, the Initial Purchaser and counsel for the Initial Purchaser shall have received such further documents, certificates and schedules or instruments relating to the business, corporate, legal and financial affairs of the Company and ATC as they shall have heretofore reasonably requested from the Company, ATC and the Guarantors.

                  (r) On or prior to the Closing Date, the Initial Purchaser shall have received a solvency opinion from Houlihan & Lokey, which solvency opinion shall be in form and substance reasonably satisfactory to the Initial Purchaser and shall set forth the conclusions that, after giving effect to the Transactions, each of Holdings and its

         Subsidiaries on a consolidated basis and Acquisition Corp. and its Subsidiaries on a consolidated basis, is not insolvent, will not be rendered insolvent by the indebtedness incurred in connection therewith, will not be left with unreasonably small capital with which to engage in their business and will not have incurred debts beyond their ability to pay such debts as they mature.

                  All such documents, opinions, certificates and schedules or instruments delivered pursuant to this Agreement will comply with the provisions hereof only if they are reasonably satisfactory in all material respects to the Initial Purchaser and counsel for the Initial Purchaser. The Company shall furnish to the Initial Purchaser such conformed copies of such documents, opinions, certificates and schedules or instruments in such quantities as the Initial Purchaser shall reasonably request.

                  8. Offering of Securities; Restrictions on Transfer. The Initial Purchaser represents and warrants that it is a QIB. The Initial Purchaser agrees with the Company that (i) it has not and will not solicit offers for, or offer or sell, the Securities by any form of general solicitation or general advertising (as those terms are used in Regulation D under the Act) or in any manner involving a public offering within the meaning of Section 4(2) of the Act; and (ii) it has and will solicit offers for the Securities only from, and will offer the Securities only to (A) in the case of offers inside the United States, persons whom the Initial Purchaser reasonably believes to be QIBs or, if any such person is buying for one or more institutional accounts for which such person is acting as fiduciary or agent, only when such person has represented to the Initial Purchaser that each such account is a QIB, to whom notice has been given that such sale or delivery is being made in reliance on Rule 144A, and, in each case, in transactions under Rule 144A and (B) in the case of offers outside the United States, to persons other than U.S. persons ("foreign Purchaser," which term shall include dealers or other professional fiduciaries in the United States acting on a discretionary basis for foreign beneficial owners (other than an estate or trust)); provided, however, that in the case of this clause (B), in purchasing such Securities such persons are deemed to have represented and agreed as provided under the caption "Transfer Restrictions" contained in the Final Memorandum.

                  9. Indemnification and Contribution. (a) The Company and the Guarantors agree, jointly and severally, to indemnify and hold harmless the Initial Purchaser and the affiliates, directors, officers, agents, representatives and employees of the Initial Purchaser, and each other person, if any, who controls the Initial Purchaser within the meaning of Section 15 of the Act or Section 20 of the Exchange Act, against any losses, claims, damages or liabilities, joint or several, to which the Initial Purchaser or any such affiliate, director, officer, agent, representative, employee or controlling person may become subject under the Act, the Exchange Act or otherwise, insofar as any such losses, claims, damages or liabilities (or actions in respect thereof) arise out of or are based upon:

           (i) any untrue statement or alleged untrue statement of any material fact contained in (A) any Memorandum or any amendment or supplement thereto or (B) any application or other document, or any amendment or supplement thereto, executed by the Company or any Guarantor or based upon written information furnished by or on behalf of the Company or any Guarantor filed in any jurisdiction in order to qualify the Securities under the securities or "Blue Sky" laws thereof or filed with any securities association or securities exchange (each, an "Application"); or

           (ii) the omission or alleged omission to state, in any Memorandum or any amendment or supplement thereto, or any Application, a material fact required to be stated therein or necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading, and will reimburse, as incurred, the Initial Purchaser and each such affiliate, director, officer, agent, representative and employee and each such controlling person for any legal or other expenses reasonably incurred by the Initial Purchaser, such affiliate, director, officer, agent, representative or employee or such controlling person in connection with investigating, defending against or appearing as a third-party witness in connection with any such loss, claim, damage, liability or action; provided, however, that the Company and the Guarantors will not be liable (i) in any such case to the extent that any such loss, claim, damage, or liability arises out of or is based upon any untrue statement or alleged untrue statement or omission or alleged omission made in any Memorandum or any amendment or supplement thereto, or any Application, in reliance upon and in conformity with written information furnished to the Company by the Initial Purchaser specifically for use therein or (ii) with respect to the Preliminary Memorandum, to the extent that any such loss, claim, damage or liability arises solely from the fact that the Initial Purchaser sold Securities to a person to whom there was not sent or given a copy of the Final Memorandum (as amended or supplemented) at or prior to the written confirmation of such sale if the Company shall have previously furnished copies thereof to the Initial Purchaser in accordance with Section 5(d) hereof and the Final
Memorandum (as amended or supplemented) would have corrected any such untrue statement or omission. This indemnity agreement will be in addition to any liability that the Company and the Guarantors may otherwise have to the indemnified parties. The Company and the Guarantors shall not be liable under this subsection (a) for any settlement of any claim or action effected without its consent, which consent shall not be unreasonably withheld or delayed.

                  The Initial Purchaser shall not, without the prior written consent of the Company and the Guarantors, effect any settlement or compromise of any pending or threatened proceeding in respect of which the Company and the Guarantors are or could have been a party, or indemnity could have been sought hereunder by the Company and the Guarantors, unless such settlement (A) includes an unconditional written release of the Company and the Guarantors, in form and substance reasonably satisfactory to the Company and the Guaran-tors, from all liability on claims that are the subject matter of such proceeding and (B) does not include any statement as to an admission of fault, culpability or failure to act by or on behalf of the Company or the Guarantors.

                  (b) The Initial Purchaser agrees to indemnify and hold harmless the Company and the Guarantors, its respective affiliates, directors, officers, agents, representatives and employees and each other person, if any, who controls the Company and the Guarantors within the meaning of Section 15 of the Act or Section 20 of the Exchange Act against any losses, claims, damages or liabilities to which the Company or any Guarantor or any such affiliate, director, officer, agent, representative, employee or controlling person may become subject under the Act, the Exchange Act or otherwise, insofar as such losses, claims, damages or liabilities (or actions in respect thereof) arise out of or are based upon (i) any untrue statement or alleged untrue statement of any material fact contained in any Memorandum or any amendments or supplement thereto, or any Application or (ii) the omission or the alleged omission to state therein a material fact required to be stated in any Memorandum or any amendment or supplement thereto, or any Application, or necessary to make the statements therein not misleading, in each case to the extent, but only to the extent, that such untrue statement or alleged untrue statement or omission or alleged omission was made in reliance upon and in conformity with written information concerning the Initial Purchaser furnished to the Company by the Initial Purchaser specifically for use therein; and, subject to the limitation set forth immediately preceding this clause, will reimburse, as incurred, any legal or other expenses reasonably incurred by the Company or any Guarantor or any such affiliate, director, officer, agent, representative, employee or controlling person in connection with investigating or defending against or appearing as a third party witness in connection with any such loss, claim, damage, liability or action in respect thereof. This indemnity agreement will be in addition to any liability that the Initial Purchaser may otherwise have to the indemnified parties. The Initial Purchaser shall not be liable under this
Section 9 for any settlement of any claim or action effected without its consent, which consent shall not be unreasonably withheld or delayed.

                  The Company and the Guarantors shall not, without the prior written consent of the Initial Purchaser, effect any settlement or compromise of any pending or threatened proceeding in respect of which the Initial Purchaser is or could have been a party, or indemnity could have been sought hereunder by the Initial Purchaser, unless such settlement (A) includes an unconditional written release of the Initial Purchaser, in form and substance reasonably satisfactory to the Initial Purchaser, from all liability on claims that are the subject matter of such proceeding and (B) does not include any statement as to an admission of fault, culpability or failure to act by or on behalf of the Initial Purchaser.

                  (c) Promptly after receipt by an indemnified  party under this
Section 9 of notice of the commencement of any action for which such indemnified party is entitled to in-
demnification under this Section 9, such indemnified party will, if a claim in respect thereof is to be made against the indemnifying party under this Section 9, notify the indemnifying party of the commencement thereof in writing; but the omission to so notify the indemnifying party (i) will not relieve it from any liability under subsection (a) or (b) above or (d) below unless and to the extent such failure results in the forfeiture by the indemnifying party of substantial rights and defenses and (ii) will not, in any event, relieve the indemnifying party from any obligations to any indemnified party other than the indemnification obligation provided in subsections (a) and (b) above or (d) below. In case any such action is brought against any indemnified party, and it notifies the indemnifying party of the commencement thereof, the indemnifying party will be entitled to participate therein and, to the extent that it may wish, jointly with any other indemnifying party similarly notified, to assume the defense thereof, with counsel reasonably satisfactory to such indemnified party; provided, however, that if (i) the use of counsel chosen by the indemnifying party to represent the indemnified party would present such counsel with a conflict of interest, (ii) the defendants in any such action include both the indemnified party and the indemnifying party and the indemnified party shall have been advised by counsel that there may be one or more legal defenses available to it and/or other indemnified parties that are different from or additional to those available to the indemnifying party, or (iii) the indemnifying party shall not have employed counsel reasonably satisfactory to the indemnified party to represent the indemnified party within a reasonable time after receipt by the indemnifying party of notice of the institution of such action, then, in each such case, the indemnifying party shall not have the right to direct the defense of such action on behalf of such indemnified party or parties and such indemnified party or parties shall have the right to select separate counsel to defend such action on behalf of such indemnified party or parties. After notice from the indemnifying party to such indemnified party of its election so to assume the defense thereof and approval by such indemnified party of counsel appointed to defend such action, the indemnifying party will not be liable to such indemnified party under this Section 9 for any legal or other expenses, other than reasonable costs of investigation, subsequently incurred by such indemnified party in connection with the defense thereof, unless (i) the indemnified party shall have employed separate counsel in accordance with the proviso to the immediately preceding sentence (it being understood, however, that in connection with such action the indemnifying party shall not be liable for the expenses of more than one separate counsel (in addition to local counsel) in any one action or separate but substantially similar actions in the same jurisdiction arising out of the same general allegations or circumstances, designated by the Initial Purchaser in the case subsection (a) of this Section 9 or the Company in the case of subsection (b) of this Section 9, representing the indemnified parties under such subsection (a) or subsection (b), as the case may be, who are parties to such action or actions) or (ii) the indemnifying party has authorized in writing the employment of counsel for the indemnified party at the expense of the indemnifying party. After such notice from the indemnifying party to such indemnified party, the indemnifying party will not be liable for the costs and expenses of any settlement of such action effected by such indemnified party without the prior written consent of the indemnifying party (which consent shall not be unreasonably withheld), unless such indemnified party waived in writing its rights under this Section 9, in which case the indemnified party may effect such a settlement without such consent.

                  (d) In circumstances in which the indemnity agreement provided for in the preceding subsections of this Section 9 is unavailable to, or insufficient to hold harmless, an indemnified party in respect of any losses, claims, damages or liabilities (or actions in respect thereof), each indemnifying party, in order to provide for just and equitable contribution, shall contribute to the amount paid or payable by such indemnified party as a result of such losses, claims, damages or liabilities (or actions in respect thereof) in such proportion as is appropriate to reflect (i) the relative benefits received by the indemnifying party or parties on the one hand and the indemnified party on the other from the offering of the Securities or (ii) if the allocation provided by the foregoing clause (i) is not permitted by applicable law, not only such relative benefits but also the relative fault of the indemnifying party or parties on the one hand and the indemnified party on the other in connection with the statements or omissions or alleged statements or omissions that resulted in such losses, claims, damages or liabilities (or actions in respect thereof). The relative benefits received by the Company and the Guarantors on the one hand and the Initial Purchaser on the other shall be deemed to be in the same proportion as the total proceeds from the offering (before deducting expenses) received by the Company bear to the total discounts and commissions received by the Initial Purchaser. The relative fault of the parties shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission or alleged omission to state a material fact relates to information supplied by the Company and the Guarantors on the one hand, or the Initial Purchaser on the other, the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such statement or omission or alleged statement or omission, and any other equitable considerations appropriate in the circumstances. The Company, the Guarantors and the Initial Purchaser agree that it would not be just and equitable if the amount of such contribution were determined by pro rata or per capita allocation or by any other method of allocation that does not take into account the equitable considerations referred to in the first sentence of this subsection (d). Notwithstanding any other provision of this subsection
(d), the Initial Purchaser shall not be obligated to make contributions hereunder that in the aggregate exceed the total discounts, commissions and other compensation received by the Initial Purchaser under this Agreement, less the aggregate amount of any damages that the Initial Purchaser has otherwise been required to pay by reason of the untrue or alleged untrue statements or the omissions or alleged omissions to state a material fact, and no person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Act) shall be entitled to contribution from any person who was not guilty of such fraudulent misrepresentation. For purposes of this subsection (d), each affiliate, director, officer, agent, representative and employee of the Initial Purchaser and each person, if any, who controls the Initial Purchaser within the meaning of Section 15 of the Act or Section 20 of the Exchange Act shall have the same rights to contribution as the Initial Purchaser, and each affiliate, director, officer, agent, representative and employee of the Company and the Guarantors and each person, if any, who controls the Company or an Guarantor within the meaning of Section 15 of the Act or Section 20 of the Exchange Act, shall have the same rights to contribution as the Company and the Guarantors.

                  10. Survival Clause. The respective representations, warranties, agreements, covenants, indemnities and other statements of the Company, the Guarantors, its officers and the Initial Purchaser set forth in this Agreement or made by or on behalf of them, respectively, pursuant to this Agreement shall remain in full force and effect, regardless of (i) any investigation made by or on behalf of the Company, the Guarantors, any of its officers or directors, the Initial Purchaser or any controlling person referred to in Section 9 hereof and (ii) delivery of and payment for the Securities. The respective agreements, covenants, indemnities and other statements set forth in Sections 6, 9 and 15 hereof shall remain in full force and effect, regardless of any termination or cancellation of this Agreement.

                  11. Termination. (a) This Agreement may be terminated in the sole discretion of the Initial Purchaser by notice to the Company given prior to the Closing Date in the event that the Company shall have failed, refused or been unable to perform, in all material respects, all obligations and satisfy, in all material respects, all conditions on its part to be performed or satisfied hereunder at or prior thereto or, if at or prior to the Closing Date:

           (i) except in each case as described in the Final Memorandum (exclusive of any amendment or supplement thereto), either (x) the Company or any Guarantor or ATC or any ATC Subsidiary shall have sustained any loss or interference with respect to its businesses or properties from fire, flood, hurricane, accident or other calamity, whether or not covered by insurance, or from any strike, labor dispute, slow down or work stoppage or any legal or governmental proceeding, which loss or interference, in the sole judgment of the Initial Purchaser, has had or has a Material Adverse Effect or ATC Material Adverse Effect, or (y) there shall have been, in the sole judgment of the Initial Purchaser, any event or development that, individually or in the aggregate, has or could be reasonably likely to have a Material Adverse Effect (including without limitation a change in control of the Company) or ATC Material Adverse Effect (including without limitation a change in control of ATC other than pursuant to the Offer to Purchase);

           (ii) trading in securities generally on the New York Stock Exchange, the American Stock Exchange or the NASDAQ National Market shall have been suspended or maximum or minimum prices shall have been established on any such exchange or market;

           (iii) a banking moratorium shall have been declared by New York or United States authorities;

           (iv) there shall have been (A) an outbreak or escalation of hostilities between the United States and any foreign power, or (B) an outbreak or escalation of any other insurrection or armed conflict involving the United States or any other national or international calamity or emergency or (C) any material change in the financial markets of the United States that, in the case of (A), (B) or (C) above and in the sole judgment of the Initial Purchaser, makes it impracticable or inadvisable to proceed with the offering or the delivery of the Securities as contemplated by the Final Memorandum;

           (v) any securities of the Company or ATC shall have been downgraded or placed on any "watch list" for possible downgrading by any nationally recognized statistical rating organization;

           (vi) the Company shall have withdrawn or modified the offer to purchase made pursuant to the Offer to Purchase without the consent of the Initial Purchaser; or

           (vii) any party to the Merger Agreement shall have terminated, or taken steps to terminate, such Merger Agreement or its obligations thereunder.

           (b) Termination of this Agreement pursuant to this Section 11 shall be without liability of any party to any other party except as provided in
Section 10 hereof.

                  12. Information Supplied by the Initial Purchaser. The statements set forth in the last paragraph of the cover page and the third, fifth, sixth and seventh paragraphs of the section entitled "Private Placement" constitute the only information furnished by the Initial Purchaser to the Company for the purposes of Sections 2(a) and 9 hereof.

                  13. Notices. All communications hereunder shall be in writing and, if sent to the Initial Purchaser, shall be mailed or delivered or telecopied and confirmed in writing to BT Alex. Brown Incorporated, One Bankers Trust Plaza, 130 Liberty Street, New York, New York 10006, Attention: Corporate Finance Department, and if sent to the Company or the Guarantors, shall be mailed, delivered or telecopied and confirmed in writing to the Company at:
Acquisition Corp., c/o Weiss, Peck & Greer, L.L.C., One New York Plaza, New York, New York 10004, Attention: President.

                  14. Successors. This Agreement shall inure to the benefit of and be binding upon the Initial Purchaser, the Company, the Guarantors and their respective successors, assigns and legal representatives, and nothing expressed or mentioned in this Agreement is intended or shall be construed to give any other person any legal or equitable right, remedy or claim under or in respect of this Agreement, or any provisions herein contained; this Agreement and all conditions and provisions hereof being intended to be and being for the sole and exclusive benefit of the Initial Purchaser, the Company, the Guarantors and their respective successors, assigns and legal representatives and for the benefit of no other person except that (i) the indemnities of the Company and the Guarantors contained in Section 9 of this Agreement shall also be for the benefit of the affiliates, directors, officers, agents, representatives and employees of the Initial Purchaser and any person or persons who control the Initial Purchaser within the meaning of Section 15 of the Act or Section 20 of the Exchange Act and (ii) the indemnities of the Initial Purchaser contained in Section 9 of this Agreement shall also be for the benefit of the affiliates, directors, officers, agents, representatives and employees of the Company and the Guarantors and any person or persons who control the Company or any Guarantor within the meaning of Section 15 of the Act or Section 20 of the Exchange Act. No purchaser of any of the Securities from the Initial Purchaser will be deemed a successor because of such purchase.

                  15. Guarantor Execution. The Company shall cause each of the Guarantors to execute and deliver this Agreement, the Registration Rights Agreement, the Supplemental Indenture and the Guarantees concurrently with the Effective Time and the Guarantors shall execute each of the foregoing in consideration of, among other things, consummation of the Offering and Merger; provided, however, that all obligations of the Guarantors arising under this Agreement (including indemnity obligations) shall be as of the date first written above and all representations and warranties of the Guarantors herein shall be as of the date first written above and the Closing Date. In the event of a breach by the Company of its obligations under this Section 15, the Company agrees that monetary damages would not be adequate compensation for any loss or damage incurred by such breach and hereby further agrees that, in the event of an action for specific performance in respect of such breach, it shall waive the defense that a remedy at law would be adequate.

                  16. APPLICABLE LAW. THE VALIDITY AND INTERPRETATION OF THIS AGREEMENT, AND THE TERMS AND CONDITIONS SET FORTH HEREIN SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK, WITHOUT GIVING EFFECT TO ANY PROVISIONS RELATING TO CONFLICTS OF LAW.

                  17. Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

                  If the foregoing correctly sets forth our understanding, please indicate your acceptance thereof in the space provided below for that purpose, whereupon this letter shall constitute a binding agreement among the Company, the Guarantors and the Initial Purchaser.

                                             Very truly yours,

                                             THE COMPANY:

                                             ACQUISITION CORP.


                                             By:   /s/ Wesley W. Lang, Jr.
                                                ---------------------------
                                                Name:  Wesley W. Lang, Jr.
                                                Title: President


                                             THE GUARANTORS:


                                             ATC BLATTERT INC., a South
                                             Dakota corporation, as
                                             Guarantor


                                             By:   /s/ Nicholas J. Malino
                                                ---------------------------
                                                Name:  Nicholas J. Malino
                                                Title: President


                                             ATC CONSTRUCTION SERVICES INC.,
                                             a Massachusetts corporation,
                                             as Guarantor


                                             By:   /s/ Nicholas J. Malino
                                                ---------------------------
                                                Name:  Nicholas J. Malino
                                                Title: Vice President

                                             ATC ENVIRONMENTAL INC., a
                                             Delaware corporation, as Guarantor


                                             By:   /s/ Nicholas J. Malino
                                                ---------------------------
                                                Name:  Nicholas J. Malino
                                                Title: President


                                             ATC INSYS TECHNOLOGY INC., a
                                             Delaware corporation, as
                                             Guarantor


                                             By:   /s/ Nicholas J. Malino
                                                 ---------------------------
                                                Name:  Nicholas J. Malino
                                                Title: Chief Executive Officer


                                             ATC MANAGEMENT INC., a South
                                             Dakota corporation, as
                                             Guarantor


                                             By:   /s/ Nicholas J. Malino
                                                ----------------------------
                                                Name:  Nicholas J. Malino
                                                Title: President


                                             ATC NEW ENGLAND CORP., a
                                             Delaware corporation, as
                                             Guarantor


                                             By:   /s/ Nicholas J. Malino
                                                ----------------------------
                                                Name:  Nicholas J. Malino
                                                Title: President


                                             BING YEN & ASSOCIATES, INC., a
                                             California corporation, as
                                             Guarantor


                                             By:   /s/ Nicholas J. Malino
                                                ----------------------------
                                                Name:  Nicholas J. Malino
                                                Title: Chief Executive Officer

                                             ENVIRONMENTAL WARRANTY, INC., a
                                             Connecticut corporation, as
                                             Guarantor


                                             By:   /s/ Nicholas J. Malino
                                                ---------------------------
                                                Name:  Nicholas J. Malino
                                                Title: Vice President


                                             HYGEIA LABORATORIES INC., a
                                             Delaware corporation, as
                                             Guarantor


                                             By:   /s/ Nicholas J. Malino
                                                ---------------------------
                                                Name:  Nicholas J. Malino
                                                Title: President


The foregoing Agreement is hereby confirmed and accepted as of the date first above written.


BT ALEX. BROWN INCORPORATED


By:   /s/ Daniel McCready
   -------------------------
   Name:  Daniel McCready
   Title: Managing Director

                                                                    EXHIBIT  4.2

-------------------------------------------------------------------------------



                             ATC GROUP SERVICES INC.


                                       and


                 STATE STREET BANK AND TRUST COMPANY, as Trustee


-------------------------------------------------------------------------------


                          FIRST SUPPLEMENTAL INDENTURE

                          Dated as of February 5, 1998


                                       to


                                    INDENTURE


                          Dated as of January 23, 1998


                                 by and between


                          ACQUISITION CORP., as Issuer


                                       and

                 STATE STREET BANK AND TRUST COMPANY, as Trustee


                          ---------------------------


                                  $150,000,000

                     12% Senior Subordinated Notes Due 2008

-------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                            Page

                                    ARTICLE I

                 ASSUMPTION OF OBLIGATIONS OF ACQUISITION CORP.

Section 1.01.  Assumption..............................................2


                                   ARTICLE II

                            MISCELLANEOUS PROVISIONS

Section 2.01.  Terms Defined...........................................2
Section 2.02.  Indenture...............................................2
Section 2.03.  Governing Law...........................................3
Section 2.04.  Successors..............................................3
Section 2.05.  Multiple Counterparts...................................3
Section 2.06.  Effectiveness...........................................3
Section 2.07.  Trustee Disclaimer......................................3


SIGNATURES.............................................................4

                  FIRST SUPPLEMENTAL INDENTURE dated as of February 5, 1998, by and among ATC GROUP SERVICES INC., a Delaware corporation ("ATC"), the guarantors set forth on the signature pages hereto (the "Guarantors") and STATE STREET BANK AND TRUST COMPANY as trustee under the hereafter defined Indenture (the "Trustee").

                  WHEREAS, ACQUISITION CORP., a Delaware corporation (the "Company"), heretofore executed and delivered to the Trustee an Indenture dated as of January 23, 1998 (the "Indenture"), providing for the issuance of up to $150,000,000 aggregate principal amount of the Company's 12% Senior Subordinated Notes Due 2008 (the "Notes"); and

                  WHEREAS, there have been issued and are now outstanding under the Indenture, Notes in the aggregate principal amount of $100,000,000; and

                  WHEREAS, in connection with the merger of the Company with and into ATC pursuant to an Agreement and Plan of Merger dated as of November 26, 1997, the Company has been merged with and into ATC and in connection therewith, ATC has assumed, by operation of law, all of the Company's debts, liabilities, duties and obligations, including the Company's obligations in respect of the Notes and under the Indenture; and

                  WHEREAS, ATC desires by this First Supplemental Indenture, to expressly assume the covenants, agreements and undertakings of the Company in the Indenture, under the Notes and in the Registration Rights Agreement; and

                  WHEREAS, the execution and delivery of this First Supplemental Indenture has been authorized by a resolution of the Board of Directors of ATC; and

                  WHEREAS, the Guarantors desire, by this First Supplemental Indenture, to expressly assume, jointly and severally, the obligations of Guarantors under the Indenture and under Guarantees attached to the Notes; and

                  WHEREAS, the execution and delivery of this First Supplemental Indenture has been authorized by a resolution of the Board of Directors of each of the several Guarantors; and

                  WHEREAS, all conditions and requirements necessary to make this First Supplemental Indenture a valid, binding and legal instrument in accordance with its terms have been performed and fulfilled by the parties hereto and the execution and de-livery thereof have been in all respects duly authorized by the parties hereto.

                  NOW, THEREFORE, in consideration of the above premises, each party agrees, for the benefit of the others and for the equal and ratable benefit of the Holders of the Notes, as follows:


                                    ARTICLE I

                 ASSUMPTION OF OBLIGATIONS OF ACQUISITION CORP.


                  Section 1.01. Assumption. ATC hereby expressly and unconditionally assumes each and every covenant, agreement and undertaking of the Company in the Indenture and the Registration Rights Agreement as if ATC had been the original issuer of the Notes, and also hereby expressly and unconditionally assumes each and every covenant, agreement and undertaking in each Note outstanding on the date of this First Supplemental Indenture and any Notes delivered hereafter. Any Notes delivered after the date of this First Supplemental Indenture, including Notes delivered in substitution or exchange for any outstanding Notes, as provided in the Indenture, may be executed and delivered by ATC in its own name, with such notations, legends or endorsements required by law, stock exchange rules or usage, and each such Note shall constitute the obligation of ATC.


                                   ARTICLE II

                            MISCELLANEOUS PROVISIONS


                  Section 2.01. Terms Defined. For all purposes of this First Supplemental Indenture, except as otherwise defined or unless the context otherwise requires, terms used in capitalized form in this First Supplemental Indenture and defined in the Indenture have the meanings specified in the Indenture.

                  Section 2.02. Indenture. Except as amended hereby, the Indenture and the Notes are in all respects ratified and confirmed and all the terms shall remain in full force and effect.

                  Section 2.03. Governing Law. THIS FIRST SUPPLEMENTAL INDENTURE SHALL BE GOVERNED BY AND CONSTRUED IN

ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK, AS APPLIED TO CONTRACTS MADE AND PERFORMED WITHIN THE STATE OF NEW YORK, WITHOUT REGARD TO PRINCIPLES OF CONFLICT OF LAWS. Each of the parties hereto agrees to submit to the jurisdiction of the courts of the State of New York in any action or proceeding arising out of or relating to this First Supplemental Indenture, provided that such jurisdiction shall be non-exclusive.

                  Section 2.04. Successors. All agreements of ATC in this First Supplemental Indenture and the Notes shall bind its successors. All agreements of each of the Guarantors in this First Supplemental Indenture, the Notes and the Guarantees shall jointly and severally bind their respective successors. All agreements of the Trustee in this Indenture shall bind its successors.

                  Section 2.05. Multiple Counterparts. The parties may sign multiple counterparts of this First Supplemental Indenture. Each signed counterpart shall be deemed an original, but all of them together represent the same agreement.

                  Section 2.06. Effectiveness. The provisions of this First Supplemental Indenture will take effect immediately upon its execution and delivery by the Trustee in accordance with the provisions of Section 8.06 of the Indenture.

                  Section 2.07. Trustee Disclaimer. The Trustee accepts the amendment of the Indenture effected by his First Supplemental Indenture and agrees to execute the trust created by the Indenture and agrees to execute the trust created by the Indenture as hereby amended, but only upon the terms and conditions set forth in the Indenture, including the terms and provisions defining and limiting the liabilities and responsibilities of the Trustee, which terms and provisions shall in like manner define and limit its liabilities and responsibilities in the performance of the trust created by the Indenture as hereby amended, and without limiting the generality of the foregoing, the Trustee shall not be responsible in any manner whatsoever for or with respect to any of the recitals or statements contained herein, all of which recitals or statements are made solely by ATC, or for or with respect to (i) the validity or sufficiency of this First Supplemental Indenture or any of the terms or provisions hereof, (ii) the proper authorization hereof by ATC and each Guarantor by corporate action or otherwise, (iii) the due execution hereof by ATC and each Guarantor, (iv) the consequences (direct or indirect and whether deliberate or inadvertent) of any amendment herein provided for, and the Trustee makes no representation with respect to any such matters.

                                   SIGNATURES

                  IN WITNESS WHEREOF, the parties hereto have caused this First Supplemental Indenture to be duly executed as of the date first written above.


                                             ATC GROUP SERVICES INC.


                                             By:   /s/ Nicholas J. Malino
                                                ---------------------------
                                                Name:  Nicholas J. Malino
                                                Title: Chief Executive Officer


                                             THE GUARANTORS:


                                             ATC BLATTERT INC., a South
                                             Dakota corporation, as
                                             Guarantor


                                             By:   /s/ Nicholas J. Malino
                                                ---------------------------
                                                Name:  Nicholas J. Malino
                                                Title: President


                                             ATC CONSTRUCTION SERVICES INC.,
                                             a Massachusetts corporation,
                                             as Guarantor


                                             By:   /s/ Nicholas J. Malino
                                                ---------------------------
                                                Name:  Nicholas J. Malino
                                                Title: Vice President

                                             ATC ENVIRONMENTAL INC., a
                                             Delaware corporation, as Guarantor


                                             By:   /s/ Nicholas J. Malino
                                                ---------------------------
                                                Name:  Nicholas J. Malino
                                                Title: President


                                             ATC INSYS TECHNOLOGY INC., a
                                             Delaware corporation, as
                                             Guarantor


                                             By:   /s/ Nicholas J. Malino
                                                 ---------------------------
                                                Name:  Nicholas J. Malino
                                                Title: Chief Executive Officer


                                             ATC MANAGEMENT INC., a South
                                             Dakota corporation, as
                                             Guarantor


                                             By:   /s/ Nicholas J. Malino
                                                ----------------------------
                                                Name:  Nicholas J. Malino
                                                Title: President


                                             ATC NEW ENGLAND CORP., a
                                             Delaware corporation, as
                                             Guarantor


                                             By:   /s/ Nicholas J. Malino
                                                ----------------------------
                                                Name:  Nicholas J. Malino
                                                Title: President

                                             BING YEN & ASSOCIATES, INC., a
                                             California corporation, as
                                             Guarantor


                                             By:   /s/ Nicholas J. Malino
                                                ----------------------------
                                                Name:  Nicholas J. Malino
                                                Title: Chief Executive Officer



                                             ENVIRONMENTAL WARRANTY, INC., a
                                             Connecticut corporation, as
                                             Guarantor


                                             By:   /s/ Nicholas J. Malino
                                                ---------------------------
                                                Name:  Nicholas J. Malino
                                                Title: Vice President


                                             HYGEIA LABORATORIES INC., a
                                             Delaware corporation, as
                                             Guarantor


                                             By:   /s/ Nicholas J. Malino
                                                ---------------------------
                                                Name:  Nicholas J. Malino
                                                Title: President


                                             THE TRUSTEE:

                                             STATE STREET BANK AND TRUST
                                               COMPANY, as Trustee


                                             By:   /s/ Kathy A. Larimore
                                                ----------------------------
                                                Name:  Kathy A. Larimore
                                                Title: Assistant Vice President

                                                                     Exhibit 4.4

                                                      CONFORMED AS EXECUTED
   ----------------------------------------------------------------------------



                          REGISTRATION RIGHTS AGREEMENT

                          Dated as of January 29, 1998

                                      Among

                                ACQUISITION CORP.

                                       and

                           THE GUARANTORS NAMED HEREIN

                                   as Issuers


                                       and

                           BT ALEX. BROWN INCORPORATED

                              as Initial Purchaser


                     12% Senior Subordinated Notes due 2008



-------------------------------------------------------------------------------

                          REGISTRATION RIGHTS AGREEMENT


                  This Registration Rights Agreement (this "Agreement") is dated as of January 29, 1998, among ACQUISITION CORP., a Delaware corporation (the "Company"), as issuer, ATC BLATTERT INC., a South Dakota corporation, ATC CONSTRUCTION SERVICES INC., a Massachusetts corporation, ATC ENVIRONMENTAL INC., a Delaware corporation, ATC INSYS TECHNOLOGY INC., a Delaware corporation, ATC MANAGEMENT INC., a South Dakota corporation, ATC NEW ENGLAND CORP., a Delaware corporation, BING YEN & ASSOCIATES, INC., a California corporation, ENVIRONMENTAL WARRANTY INC., a Connecticut corporation, and HYGEIA LABORATORIES INC., a Delaware corporation, as guarantors (the "Guarantors," and together with the Company, the "Issuers"), and BT ALEX. BROWN INCORPORATED, as initial purchaser (the "Initial Purchaser").

                  This Agreement is entered into in connection with the Purchase Agreement, dated as of January 22, 1998, among the Issuers and the Initial Purchaser (the "Purchase Agreement"), which provides for the sale by the Company to the Initial Purchaser of $100,000,000 aggregate principal amount of the Company's 12% Senior Subordinated Notes due 2008 (the "Notes"), guaranteed by the Guarantors (the "Guarantees"). In order to induce the Initial Purchaser to enter into the Purchase Agreement, the Issuers have agreed to provide the registration rights set forth in this Agreement for the benefit of the Initial Purchaser and any subsequent holder or holders of the Notes. The execution and delivery of this Agreement is a condition to the Initial Purchaser's obligation to purchase the Notes under the Purchase Agreement.

                  The parties hereby agree as follows:

                  1. Definitions

                  As used in this Agreement, the following terms shall have the following meanings:

                  Additional Interest: See Section 4 hereof.

                  Advice: See the last paragraph of Section 5 hereof.

                  Agreement: See the introductory paragraphs hereto.

                  Applicable Period: See Section 2 hereof.

                  Effectiveness Date: The 130th day after the Issue Date

                  Effectiveness Period: See Section 3(a) hereof.

                  Event Date: See Section 4(b) hereof.

                  Exchange Act: The Securities Exchange Act of 1934, as amended, and the rules and regulations of the SEC promulgated thereunder.

                  Exchange Notes: See Section 2 hereof.

                  Exchange Offer: See Section 2 hereof.

                  Exchange Offer Registration Statement: See Section 2 hereof.

                  Filing Date: (A) If no Exchange Offer  Registration  Statement
has been filed by the Issuers pursuant to this Agreement, the 60th day after the Issue Date; provided, however, that if a Shelf Notice is given within 10 days of the Filing Date, then the Filing Date with respect to the Initial Shelf Registration shall be the 30th calendar day after the date of the giving of such Shelf Notice; and (B) in each other case (which may be applicable notwithstanding the consummation of the Exchange Offer), the 30th day after the delivery of a Shelf Notice.

                  Holder: Any holder of a Registrable Note or Registrable Notes.

                  Indemnified Person: See Section 7(c) hereof.

                  Indemnifying Person: See Section 7(c) hereof.

                  Indenture: The Indenture, dated as of January 29, 1998, by and among the Issuers and State Street Bank and Trust Company, as Trustee, pursuant to which the Notes and the Guarantees are being issued, as the same may be amended or supplemented from time to time in accordance with the terms thereof.

                  Initial Purchaser: See the introductory paragraphs hereto.

                  Initial Shelf Registration: See Section 3(a) hereof.

                  Inspectors: See Section 5(n) hereof.

                  Issue Date: January 29, 1998, the date of original issuance of the Notes.

                  Issuers: See the introductory paragraphs hereto.

                  NASD: See Section 5(r) hereof.

                  Offering Memorandum: The final offering memorandum of the Company dated January 22, 1998, in respect of the offering of the Notes.

                  Participant: See Section 7(a) hereof.

                  Participating Broker-Dealer: See Section 2(b) hereof.

                  Person: An individual, trustee, corporation, partnership, joint stock company, trust, unincorporated association, union, business association, firm or other legal entity.

                  Private Exchange: See Section 2(b) hereof.

                  Private Exchange Notes: See Section 2(b) hereof.

                  Prospectus: The prospectus included in any Registration Statement (including, without limitation, any prospectus subject to completion and a prospectus that includes any information previously omitted from a prospectus filed as part of an effective registration statement in reliance upon Rule 430A promulgated under the Securities Act and any term sheet filed pursuant to Rule 434 under the Securities Act), as amended or supplemented by any prospectus supplement, and all other amendments and supplements to the Prospectus, including post-effective amendments, and all material incorporated by reference or deemed to be incorporated by reference in such Prospectus.

                  Purchase Agreement: See the introductory paragraphs hereof.

                  Records: See Section 5(m) hereof.

                  Registrable Notes: Each Note upon its original issuance and at all times subsequent thereto, each Exchange Note as to which Section 2(c)(iv) hereof is applicable upon original issuance and at all times subsequent thereto and each Private Exchange Note upon original issuance thereof and at all times subsequent thereto, until (i) a Registration Statement (other than, with respect to any Exchange Note as to which Section 2(c)(iv) hereof is applicable, the Exchange Offer Registration Statement) covering such Note, Exchange Note or Private Exchange Note has been declared effective by the SEC and such Note, Exchange Note or such Private Exchange Note, as the case may be, has been disposed of in accordance with such effective Registration Statement, (ii) such Note has been exchanged pursuant to the Exchange Offer for an Exchange Note or Exchange Notes that may be resold without restriction other than prospectus delivery requirements for Participating Broker/Dealers under state and federal securities laws, (iii) such Note, Exchange Note or Private Exchange Note, as the case may be, ceases to be outstanding for purposes of the Indenture or (iv) such Note, Exchange Note or Private Exchange Note, as the case may be, may be resold without restriction pursuant to Rule 144 under the Securities Act.

                  Registration Statement: Any registration statement of the Company and/or the Guarantors that covers any of the Notes, the Exchange Notes or the Private Exchange Notes (and the related Guarantees) filed with the SEC under the Securities Act, including the Prospectus, amendments and supplements to such registration statement, including post-effective amendments, all exhibits, and all material incorporated by reference or deemed to be incorporated by reference in such registration statement.

                  Rule 144: Rule 144 promulgated under the Securities Act, as such Rule may be amended from time to time, or any similar rule (other than Rule
144A) or regulation hereafter adopted by the SEC providing for offers and sales of securities made in compliance therewith resulting in offers and sales by subsequent holders that are not affiliates of the issuer of such securities being free of the registration and prospectus delivery requirements of the Securities Act.

                  Rule 144A: Rule 144A promulgated under the Securities Act, as such Rule may be amended from time to time, or any similar rule (other than Rule
144) or regulation hereafter adopted by the SEC.

                  Rule 415: Rule 415 promulgated under the Securities Act, as such Rule may be amended from time to time, or any similar rule or regulation hereafter adopted by the SEC.

                  SEC: The Securities and Exchange Commission.

                  Securities Act: The Securities Act of 1933, as amended, and the rules and regulations of the SEC promulgated thereunder.

                  Shelf Notice: See Section 2(c) hereof.

                  Shelf Registration: See Section 3(b) hereof.

                  Subsequent Shelf Registration: See Section 3(b) hereof.

                  TIA: The Trust Indenture Act of 1939, as amended.

                  Trustee: The trustee under the Indenture and the trustee (if any) under any indenture governing the Exchange Notes and Private Exchange Notes.

                  Underwritten   registration   or  underwritten   offering:   A
registration in which securities of one or more of the Issuers are sold to an underwriter for reoffering to the public.

                  2. Exchange Offer

                  (a) The Issuers shall file with the SEC, no later than the Filing Date, a Registration Statement (the "Exchange Offer Registration Statement") on an appropriate registration form with respect to a registered offer (the "Exchange Offer") to exchange any and all of the Registrable Notes for a like aggregate principal amount of notes of the Company, guaranteed by the Guarantors, that are identical in all material respects to the Notes, except that the Exchange Notes shall contain no restrictive legend thereon (the "Exchange Notes"), and which are entitled to the benefits of the Indenture or a trust indenture which is identical in all material respects to the Indenture (other than such changes to the Indenture or any such identical trust indenture as are necessary to comply with the TIA) and which, in either case, has been qualified under the TIA. The Exchange Offer shall comply with all applicable tender offer rules and regulations under the Exchange Act and other applicable law. The Issuers shall use their commercially reasonable best efforts to (x) cause the Exchange Offer Registration Statement to be declared effective under the Securities Act on or before the Effectiveness Date; (y) keep the Exchange Offer open for at least 20 days (or longer if required by applicable law) after the date that notice of the Exchange Offer is mailed to Holders; and (z) consummate the Exchange Offer on or prior to the 45th day following the date on which the Exchange Offer Registration Statement is declared effective by the SEC. If, after the Exchange Offer Registration Statement is initially declared effective by the SEC, the Exchange Offer or the issuance of the Exchange Notes thereunder is interfered with by any stop order, injunction or other order or requirement of the SEC or any other governmental agency or court, the Exchange Offer Registration Statement shall be deemed not to have become effective for purposes of this Agreement.

                  Each Holder that participates in the Exchange Offer will be required, as a condition to its participation in the Exchange Offer, to represent to the Company in writing (which may be contained in the applicable letter of transmittal) that any Exchange Notes to be received by it will be acquired in the ordinary course of its business, that at the time of the consummation of the Exchange Offer such Holder will have no arrangement or understanding with any Person to participate in the distribution of the Exchange Notes in violation of the provisions of the Securities Act, and that such Holder is not an affiliate of the Company within the meaning of the Securities Act.

                  Upon consummation of the Exchange Offer in accordance with this Section 2, the provisions of this Agreement shall continue to apply, mutatis mutandis, solely with respect to Registrable Notes that are Private Exchange Notes, Exchange Notes as to which Section 2(c)(iv) is applicable and Exchange Notes held by Participating Broker-Dealers (as defined), and the Issuers shall have no further obligation to register

         Registrable Notes (other than Private Exchange Notes and other than in respect of any Exchange Notes as to which clause 2(c)(iv) hereof applies) pursuant to Section 3 hereof. No securities other than the Exchange Notes and Guarantees shall be included in the Exchange Offer Registration Statement.

                  (b) The Issuers shall include within the Prospectus contained in the Exchange Offer Registration Statement a section entitled "Plan of Distribution," reasonably acceptable to the Initial Purchaser, which shall contain a summary statement of the positions taken or policies made by the staff of the SEC with respect to the potential "underwriter" status of any broker-dealer that is the beneficial owner (as defined in Rule 13d-3 under the Exchange Act) of Exchange Notes received by such broker-dealer in the Exchange Offer (a "Participating Broker-Dealer"), whether such positions or policies have been publicly disseminated by the staff of the SEC or such positions or policies represent the prevailing views of the staff of the SEC. Such "Plan of Distribution" section shall also expressly permit, to the extent permitted by applicable policies and regulations of the SEC, the use of the Prospectus by all Persons subject to the prospectus delivery requirements of the Securities Act, including, to the extent permitted by applicable policies and regulations of the SEC, all Participating Broker-Dealers, and include a statement describing the means by which Participating Broker-Dealers may resell the Exchange Notes in compliance with the Securities Act.

                  The Issuers shall use their commercially reasonable best efforts to keep the Exchange Offer Registration Statement effective and to amend and supplement the Prospectus contained therein in order to permit such Prospectus to be lawfully delivered by all Persons subject to the prospectus delivery requirements of the Securities Act for such period of time as is necessary to comply with applicable law in connection with any resale of the Exchange Notes covered thereby; provided, however, that such period shall not exceed 45 days after such Exchange Offer Registration Statement is declared effective (or such longer period if extended pursuant to the last paragraph of Section 5 hereof) (the "Applicable Period").

                  If, prior to consummation of the Exchange Offer, any Holder holds any Notes acquired by it that have, or that are reasonably likely to be determined to have, the status of an unsold allotment in an initial distribution, or any Holder is not entitled by law to participate in the Exchange Offer, the Company upon the request of any such Holder shall simultaneously with the delivery of the Exchange Notes in the Exchange Offer, issue and deliver to any such Holder, in exchange (the "Private Exchange") for such Notes held by any such Holder, a like principal amount of notes (the "Private Exchange Notes") of the Company, guaranteed by the Guarantors, if applicable, that are identical in all material respects to the Exchange Notes except for the placement of a restrictive legend on such Private Exchange Notes. The Private Exchange Notes shall be issued pursuant to the same indenture as the Exchange Notes and bear the same CUSIP number as the Exchange Notes.

                  In connection with the Exchange Offer, the Issuers shall:

                    (i) mail,  or cause to be mailed,  to each  Holder of record entitled to participate in the Exchange Offer a copy of the Prospectus forming part of the Exchange Offer Registration Statement, together with an appropriate letter of transmittal and related documents;

                    (ii) use their commercially  reasonable best efforts to keep the Exchange Offer open for not less than 20 days after the date that notice of the Exchange Offer is mailed to Holders (or longer if required by applicable law);

                    (iii) utilize the services of a depositary  for the Exchange
                  Offer with an address in the Borough of Manhattan, The City of New York;

                    (iv) permit  Holders to withdraw  tendered Notes at any time prior to the close of business, New York time, on the last business day on which the Exchange Offer shall remain open; and

                    (v) otherwise comply in all material respects with all applicable laws, rules and regulations.

                  As soon as practicable after the close of the Exchange Offer and the Private Exchange, if any, the Issuers shall:

                    (x) accept for exchange all Registrable Notes validly tendered and not validly withdrawn pursuant to the Exchange Offer and the Private Exchange, if any;

                    (y) deliver to the Trustee for cancellation all Registrable
                  Notes so accepted for exchange; and

                    (z) cause the Trustee to authenticate  and deliver  promptly to each Holder of Notes, Exchange Notes or Private Exchange Notes, as the case may be, equal in principal amount to the Notes of such Holder so accepted for exchange.

                  The Exchange Offer and the Private Exchange shall not be subject to any conditions, other than that (i) the Exchange Offer or Private Exchange, as the case may be, does not violate applicable law or any applicable interpretation of the staff of the SEC, (ii) no action or proceeding shall have been instituted or threatened in any court or by any governmental agency which might materially impair the ability of the Issuers to proceed with the Exchange Offer or the Private Exchange, and no material adverse development shall have occurred in any existing action or proceeding with respect to the ability of the Issuers to so proceed and (iii) all governmental approvals shall have been obtained, which approvals the Issuers deem necessary for the consummation of the Exchange Offer or Private Exchange.

                  The Exchange Notes and the Private Exchange Notes shall be issued under (i) the Indenture or (ii) an indenture identical in all material respects to the Indenture and which, in either case, has been qualified under the TIA or is exempt from such qualification and shall provide that the Exchange Notes shall not be subject to the transfer restrictions set forth in the Indenture. The Indenture or such indenture shall provide that the Exchange Notes, the Private Exchange Notes and the Notes shall vote and consent together on all matters as one class and that none of the Exchange Notes, the Private Exchange Notes or the Notes will have the right to vote or consent as a separate class on any matter.

                  (c) If, (i) because of any change in law or in currently prevailing interpretations of the staff of the SEC, the Issuers are not permitted to effect the Exchange Offer, (ii) the Exchange Offer is not consummated within 175 days of the Issue Date, (iii) any holder of Private Exchange Notes so requests in writing to the Company within 60 days after the consummation of the Exchange Offer, or (iv) in the case of any Holder that participates in the Exchange Offer, such Holder does not receive Exchange Notes on the date of the exchange that may be sold without restriction under state and federal securities laws (other than due solely to the status of such Holder as an affiliate of the Company within the meaning of the Securities Act and other than prospectus delivery requirements for Participating Broker/Dealers), then in the case of each of clauses (i) to and including (iv) of this sentence, the Company shall promptly deliver to the Holders and the Trustee written notice thereof (the "Shelf Notice") and shall file a Shelf Registration pursuant to Section 3 hereof.

                  3. Shelf Registration

                  If at any time a Shelf Notice is delivered as  contemplated by
Section 2(c) hereof, then:

                  (a) Shelf Registration. The Issuers shall file with the SEC a Registration Statement for an offering to be made on a continuous basis pursuant to Rule 415 covering all of the Registrable Notes not exchanged in the Exchange Offer, Private Exchange Notes and Exchange Notes as to which Section 2(c)(iv) is applicable (the "Initial Shelf Registration"). The Issuers shall use their commercially reasonable best efforts to file with the SEC the Initial Shelf Registration on or before the applicable Filing Date. The Initial Shelf Registration shall be on Form S-1 or another appropriate form permitting registration of such Registrable Notes for resale by Holders in the manner or manners designated by them (including, without limitation, one or more underwritten offerings). The Issuers shall not permit any securities other than the Registrable Notes to be included in the Initial Shelf Registration or any Subsequent Shelf Registration (as defined below).

                  Subject to the last sentence of Section 5(j) the Issuers shall use their commercially reasonable best efforts to cause the Initial Shelf Registration to be declared effective under the Securities Act on or prior to the Effectiveness Date and to keep the Initial Shelf Registration continuously effective under the Securities Act until the date which is two years from the Issue Date (the "Effectiveness Period"), or such shorter period ending when (i) all Registrable Notes covered by the Initial Shelf Registration have been sold in the manner set forth and as contemplated in the Initial Shelf Registration or (ii) a Subsequent Shelf Registration covering all of the Registrable Notes covered by and not sold under the Initial Shelf Registration or an earlier Subsequent Shelf Registration has been declared effective under the Securities Act; provided, however, that the Effectiveness Period in respect of the Initial Shelf Registration shall be extended to the extent required to permit dealers to comply with the applicable prospectus delivery requirements of Rule 174 under the Securities Act and as otherwise provided herein.

                  (b)  Subsequent  Shelf  Registrations.  If the  Initial  Shelf
         Registration or any Subsequent Shelf Registration ceases to be effective for any reason at any time during the Effectiveness Period (other than because of the sale of all of the securities registered thereunder), the Issuers shall use their commercially reasonable best efforts to obtain the prompt withdrawal of any order suspending the effectiveness thereof, and in any event shall within 30 days of such cessation of effectiveness amend the Initial Shelf Registration in a manner to obtain the withdrawal of the order suspending the effectiveness thereof, or file an additional "shelf" Registration Statement pursuant to Rule 415 covering all of the Registrable Notes covered by and not sold under the Initial Shelf Registration or an earlier Subsequent Shelf Registration (each, a "Subsequent Shelf Registration"). If a Subsequent Shelf Registration is filed, the Issuers shall use their commercially reasonable best efforts to cause the Subsequent Shelf Registration
         to  be  declared   effective  under  the  Securities  Act  as  soon  as
         practicable after such filing and to keep such subsequent Shelf Registration continuously effective in the Effectiveness Period. As used herein the term "Shelf Registration" means the Initial Shelf Registration and any Subsequent Shelf Registration.

                  (c) Supplements and Amendments. The Issuers shall promptly supplement and amend any Shelf Registration if required by the rules, regulations or instructions applicable to the registration form used for such Shelf Registration, if required by the Securities Act, or if reasonably requested by the Holders of a majority in aggregate principal amount of the Registrable Notes covered by such Registration Statement or by any underwriter of such Registrable Notes.

                  4. Additional Interest

                  (a) The Issuers and the Initial Purchaser agree that the Holders will suffer damages if the Issuers fail to fulfill their obligations under Section 2 or Section 3 hereof and that it would not be feasible to ascertain the extent of such damages with precision. Accordingly, the Company agrees to pay, as liquidated damages, additional interest on the Notes ("Additional Interest") under the circumstances and to the extent set forth below (each of which shall be given independent effect):

                             (i) if (A) neither the Exchange Offer  Registration
                  Statement nor the Initial Shelf Registration has been filed on or prior to the applicable Filing Date or (B) notwithstanding that the Issuers have consummated or will consummate the Exchange Offer, the Issuers are required to file a Shelf Registration and such Shelf Registration is not filed on or prior to the Filing Date applicable thereto, then, commencing on the day after any such Filing Date, Additional Interest shall accrue on the principal amount of the Notes at a rate of 0.50% per annum for the first 90 days immediately following each such Filing Date, and such Additional Interest rate shall increase by an additional 0.50% per annum at the beginning of each subsequent 90-day period; or

                             (ii) if (A) neither the Exchange Offer Registration
                  Statement nor the Initial Shelf Registration is declared effective by the SEC on or prior to the relevant Effectiveness Date or (B) notwithstanding that the Issuers have consummated or will consummate the Exchange Offer, the Issuers are required to file a Shelf Registration and such Shelf Registration is not declared effective by the SEC on or prior to the date which is 100 days from the date such Shelf Registration was filed, then, commencing on the day after such required effective date, Additional Interest shall accrue on the principal amount of the Notes at a rate of 0.50% per annum for the first 90 days immediately following such date, and such Additional Interest rate shall increase by an additional 0.50% per annum at the beginning of each subsequent 90-day period; or

                             (iii) if (A) the Issuers have not exchanged Exchange Notes for all Notes validly tendered in accordance with the terms of the Exchange Offer on or prior to the 45th day after the date on which the Exchange Offer Registration Statement relating thereto was declared effective or (B) if applicable, a Shelf Registration has been declared effective and such Shelf Registration ceases to be effective at any time it is required to be kept effective during the Effectiveness Period, then Additional Interest shall accrue on the principal amount of the Notes at a rate of 0.50% per annum for the first 90 days commencing on the (x) 46th day after such effective date, in the case of (A) above, or (y) the day such Shelf Registration ceases to be effective in the case of (B) above, and such Additional Interest rate shall increase by an additional 0.50% per annum at the beginning of each such subsequent 90-day period;

         provided, however, that the Additional Interest rate on the Notes may not exceed at any one time in the aggregate 1.0% per annum; provided, further, however, that (1) upon the filing of the applicable Exchange Offer Registration Statement or the applicable Shelf Registration as required hereunder (in the case of clause (i) above of this Section 4),
         (2) upon the effectiveness of the Exchange Offer Registration Statement or the applicable Shelf Registration Statement as required hereunder (in the case of clause (ii) of this Section 4), or (3) upon the exchange of the applicable Exchange Notes for all Notes tendered (in the case of clause (iii)(A) of this Section 4), or upon the effectiveness of the applicable Shelf Registration Statement which had ceased to remain effective (in the case of (iii)(B) of this Section 4), Additional Interest on the Notes in respect of which such events relate as a result of such clause (or the relevant subclause thereof), as the case may be, shall cease to accrue.

                  (b) The Company shall notify the Trustee within three business days after each and every date on which an event occurs in respect of which Additional Interest is required to be paid (an "Event Date"). Any amounts of Additional Interest due pursuant to (a)(i), (a)(ii) or
         (a)(iii) of this Section 4 will be payable in cash semiannually on each July 15 and January 15 (to the holders of record on the July 1 and January 1 immediately preceding such dates), commencing with the first such date occurring after any such Additional Interest commences to accrue. The amount of Additional Interest will be determined by multiplying the applicable Additional Interest rate by the principal amount of the Registrable Notes, multiplied by a fraction, the numerator of which is the number of days such Additional Interest rate was applicable during such period (determined on the basis of a 360-day year comprised of twelve 30-day months and, in the case of a partial month, the actual number of days elapsed), and the denominator of which is 360.

                  5. Registration Procedures

                  In connection with the filing of any Registration Statement pursuant to Sections 2 or 3 hereof, the Issuers shall effect such registrations to permit the sale of the securities covered thereby in accordance with the intended method or methods of disposition thereof, and pursuant thereto and in connection with any Registration Statement filed by the Issuers hereunder each of the Issuers shall:

                  (a)  Prepare  and file  with the SEC  prior to the  applicable
         Filing Date, a  Registration  Statement or  Registration  Statements as
         prescribed  by  Sections  2 or  3  hereof,  and  use  its  commercially reasonable best efforts to cause each such Registration Statement to become effective and remain effective as provided herein; provided, however, that, if (1) such filing is pursuant to Section 3 hereof, or
         (2) a Prospectus contained in the Exchange Offer Registration Statement filed pursuant to Section 2 hereof is required to be delivered under the Securities Act by any Participating Broker-Dealer who seeks to sell Exchange Notes during the Applicable Period relating thereto, before filing any Registration Statement or Prospectus or any amendments or supplements thereto, the Issuers shall furnish to and afford the
         Holders of the Registrable Notes included in such Registration Statement or each such Participating Broker-Dealer who has provided written notice to the Company that it will be a Participating Broker-Dealer, as the case may be, their counsel and the managing underwriters, if any, a reasonable opportunity to review copies of all such documents (including, to the extent requested by any such Holder, copies of any documents to be incorporated by reference therein and all exhibits thereto) proposed to be filed (in each case at least five days prior to such filing, or such later date as is reasonable under the circumstances). The Issuers shall not file any Registration Statement or Prospectus or any amendments or supplements thereto if the Holders of a majority in aggregate principal amount of the Registrable Notes included in such Registration Statement, or any such Participating Broker-Dealer, as the case may be, their counsel, or the managing underwriters, if any, shall reasonably object on a timely basis.

                  (b) Prepare and file with the SEC such amendments and post-effective amendments to each Shelf Registration Statement or Exchange Offer Registration Statement, as the case may be, as may be necessary to keep such Registration Statement continuously effective for the Effectiveness Period or the Applicable Period, as the case may be; during the Effectiveness Period or Applicable Period, as the case may be, cause the related Prospectus to be supplemented by any Prospectus supplement required by applicable law, and as so supplemented to be filed pursuant to Rule 424 (or any similar provisions then in force) promulgated under the Securities Act; and during the Effectiveness Period and Applicable Period, as the case may be, comply with the provisions of the Securities Act and the Exchange Act applicable to each of them with respect to the disposition of all securities covered by such Registration Statement as so amended or in such Prospectus as so supplemented and with respect to the subsequent resale of any securities being sold by a Participating Broker-Dealer covered by any such Prospectus. The Issuers shall be deemed not to have used their commercially reasonable best efforts to keep a Registration Statement effective during the Effectiveness Period or the Applicable Period, as the case may be, relating thereto if any Issuer voluntarily takes any action that would result in selling Holders of the Registrable Notes covered thereby or Participating Broker-Dealers seeking to sell Exchange Notes not being able to sell such Registrable Notes or such Exchange Notes during that period unless such action is required by applicable law or permitted by this Agreement.

                  (c) If (1) a Shelf Registration is filed pursuant to Section 3 hereof, or (2) a Prospectus contained in the Exchange Offer Registration Statement filed pursuant to Section 2 hereof is required to be delivered under the Securities Act by any Participating Broker-Dealer who seeks to sell Exchange Notes during the Applicable Period relating thereto from whom the Company has received written notice that it will be a Participating Broker-Dealer in the Exchange Offer, notify the selling Holders of Registrable Notes (during the Effectiveness Period), or each such Participating Broker-Dealer (during the Applicable Period), as the case may be, their counsel and the managing underwriters, if any, promptly (but in any event within one day), and confirm such notice in writing, (i) when a Prospectus or any Prospectus supplement or post-effective amendment has been filed, and, with respect to a Registration Statement or any post-effective amendment, when the same has become effective under the Securities Act (including in such notice a written statement that any such Holder may, upon request, obtain, at the sole expense of the Issuers, one conformed copy of such Registration Statement or post-effective amendment including financial statements and schedules, documents incorporated or deemed to be incorporated by reference and exhibits), (ii) of the issuance by the SEC of any stop order suspending the effectiveness of a Registration Statement or of any order preventing or suspending the use of any preliminary prospectus or the initiation of any proceedings for that purpose, (iii) if at any time when it has been notified by such Holder that a prospectus is required by the Securities Act to be delivered in connection with sales of the Registrable Notes or resales of Exchange Notes by Participating Broker-Dealers the representations and warranties of the Issuers contained in any agreement (including any underwriting agreement) contemplated by Section 5(l) hereof cease to be true and correct in all material respects, (iv) of the receipt by any Issuer of any notification with respect to the suspension of the qualification or exemption from qualification of a Registration State-ment or any of the Registrable Notes or the Exchange Notes to be sold by any Participating Broker-Dealer for offer or sale in any jurisdiction, or the initiation or threatening of any proceeding for such purpose, (v) of the happening of any event, the existence of any condition or any information becoming known that makes any statement made in such Registration Statement or related Prospectus or any document incorporated or deemed to be incorporated therein by reference untrue in any material respect or that requires the making of any changes in or amendments or supplements to such Registration Statement, Prospectus or documents so that, in the case of the Registration Statement, it will not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein not misleading, and that in the case of the Prospectus, it will not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading, and (vi) of the Issuers' determination that a post-effective amendment to a Registration Statement would be appropriate.

                  (d) If (1) a Shelf Registration is filed pursuant to Section 3 hereof, or (2) a Prospectus contained in the Exchange Offer Registration Statement filed pursuant to Section 2 hereof is required to be delivered under the Securities Act by any Participating Broker-Dealer who seeks to sell Exchange Notes during the Applicable Period and has provided written notice to the Company that it will be a Participating Broker-Dealer, use its commercially reasonable best efforts during the Effectiveness Period or Applicable Period, as the case may be, to prevent the issuance of any order suspending the effectiveness of a Registration Statement or of any order preventing or suspending the use of a Prospectus or suspending the qualification (or exemption from qualification) of any of the Registrable Notes or the Exchange Notes to be sold by any Participating Broker-Dealer, for sale in any jurisdiction, and, if any such order is issued, to use its commercially reasonable best efforts to obtain the withdrawal of any such order at the earliest possible moment.

                  (e) If a Shelf Registration is filed pursuant to Section 3 and if requested by the managing underwriter or underwriters (if any), the Holders of a majority in aggregate principal amount of the Registrable Notes being sold in connection with an underwritten offering or any Participating Broker-Dealer, (i) as promptly as practicable, to the extent required by law, incorporate in a prospectus supplement or post-effective amendment such information as the managing underwriter or underwriters (if any), such Holders, any Participating Broker-Dealer or counsel for any of them reasonably request to be included therein,
         (ii) make all required filings of such prospectus supplement or such post-effective amendment as soon as practicable after an Issuer has received notification of such matters to be incorporated in such prospectus supplement or post-effective amendment.

                  (f) If (1) a Shelf Registration is filed pursuant to Section 3 hereof, or (2) a Prospectus contained in the Exchange Offer Registration Statement filed pursuant to Section 2 hereof is required to be delivered under the Securities Act by any Participating Broker-Dealer who seeks to sell Exchange Notes during the Applicable Period, furnish to each selling Holder of Registrable Notes and to each such Participating Broker-Dealer who so requests and to their respective counsel and each managing underwriter, if any, at the sole expense of the Issuers, one conformed copy of the Registration Statement or Registration Statements and each post-effective amendment thereto, including financial statements and schedules, and, if requested, all documents incorporated or deemed to be incorporated therein by reference and all exhibits.

                  (g) If (1) a Shelf Registration is filed pursuant to Section 3 hereof, or (2) a Prospectus contained in the Exchange Offer Registration Statement filed pursuant to Section 2 hereof is required to be delivered under the Securities Act by any Participating Broker-Dealer who seeks to sell Exchange Notes during the Applicable Period, deliver to each selling Holder of Registrable Notes, or each such Participating Broker-Dealer who so requests, as the case may be, their respective counsel, and the underwriters, if any, at the sole expense of the Issuers, as many copies of the Prospectus or Prospectuses (including each form of preliminary prospectus) and each amendment or supplement thereto and any documents incorporated by reference therein as such Persons may reasonably request; and, subject to the last paragraph of this Section 5, the Issuers hereby consent to the use of such Prospectus and each amendment or supplement thereto by each of the selling Holders of Registrable Notes or each such Participating Broker-Dealer, as the case may be, and the underwriters or agents, if any, and dealers (if any), in connection with the offering and sale of the Registrable Notes covered by, or the sale by Participating Broker-Dealers of the Exchange Notes pursuant to, such Prospectus and any amendment or supplement thereto.

                  (h) Prior to any public offering of Registrable Notes or any delivery of a Prospectus contained in the Exchange Offer Registration Statement by any Participating Broker-Dealer who seeks to sell Exchange Notes during the Applicable Period, and has provided written notice to the Company that it will be a Participating Broker-Dealer use its commercially reasonable best efforts to register or qualify, and to cooperate with the selling Holders of Registrable Notes or each such Participating Broker-Dealer, as the case may be, the managing underwriter or underwriters, if any, and their respective counsel in connection with the registration or qualification (or exemption from such registration or qualification) of such Registrable Notes for offer and sale under the securities or Blue Sky laws of such jurisdictions within the United States as any selling Holder, such Participating Broker-Dealer, or the managing underwriter or underwriters reasonably request in writing; provided, however, that where Exchange Notes held by such Participating Broker-Dealers or Registrable Notes are offered other than through an underwritten offering, the Issuers agree to cause their counsel to perform Blue Sky investigations and file registrations and qualifications required to be filed pursuant to this Section 5(h), keep each such registration or qualification (or exemption therefrom) effective during the period such Registration Statement is required to be kept effective and do any and all other acts or things reasonably necessary or advisable to enable the disposition in such jurisdictions of the Exchange Notes held by Participating Broker-Dealers or the Registrable Notes covered by the applicable Registration Statement; provided, however, that no Issuer shall be required to (A) qualify generally to do business in any jurisdiction where it is not then so qualified, (B) take any action that would subject it to general service of process in any such jurisdiction where it is not then so subject or
         (C) subject itself to taxation in excess of a nominal dollar amount in any such jurisdiction where it is not then so subject.

                  (i) If a Shelf Registration is filed pursuant to Section 3 hereof, cooperate with the selling Holders of Registrable Notes and the managing underwriter or underwriters, if any, to facilitate the timely preparation and delivery of certificates representing Registrable Notes to be sold, which certificates shall not bear any restrictive legends and shall be in a form eligible for deposit with The Depository Trust Company; and enable such Registrable Notes to be in such denominations and registered in such names as the managing underwriter or underwriters, if any, or Holders may request.

                  (j) If (1) a Shelf Registration is filed pursuant to Section 3 hereof, or (2) a Prospectus contained in the Exchange Offer Registration Statement filed pursuant to Section 2 hereof is required to be delivered under the Securities Act by any Participating Broker-Dealer who seeks to sell Exchange Notes during the Applicable Period and has provided written notice to the Company that it will be a Participating Broker-Dealer, upon the occurrence of any event contemplated by paragraph 5(c)(v) or 5(c)(vi) hereof, as promptly as practicable prepare and (subject to Section 5(a) hereof) file with the SEC, at the sole expense of the Issuers, a supplement or post-effective amendment to the Registration Statement or a supplement to the related Prospectus or any document incorporated or deemed to be incorporated therein by reference, or file any other required document so that, as thereafter delivered to the purchasers of the Registrable Notes being sold thereunder or to the purchasers of the Exchange Notes to whom such Prospectus will be delivered by such a Participating Broker-Dealer, any such Prospectus will not contain an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. Notwithstanding the foregoing, the Issuers shall not be required to amend or supplement a Registration Statement, any related Prospectus or any document incorporated therein by reference, in the event that, and for a period not to exceed an aggregate of 60 days in any calendar year if, (i) an event occurs and is continuing as a result of which the Shelf Registration would, in the Company's good faith judgment, contain an untrue statement of a material fact or omit to state a material fact necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading, and (ii) (a) the Company determines in its good faith judgment that the disclosure of such event at such time would have a material adverse effect on the business, operations or prospects of the Company or (b) the disclosure otherwise relates to a pending material business transaction that has not yet been publicly disclosed.

                  (k) Prior to the effective date of the first Registration Statement relating to the Registrable Notes, (i) provide the Trustee with certificates for the Registrable Notes in a form eligible for deposit with The Depository Trust Company and (ii) provide a CUSIP number for the Registrable Notes.

                  (l)  In   connection   with  any   underwritten   offering  of
         Registrable Notes pursuant to a Shelf Registration, enter into an underwriting agreement as is customary in underwritten offerings of debt securities similar to the Notes in form and substance reasonably satisfactory to the Company and take all such other actions as are reasonably requested by the managing underwriter or underwriters in order to expedite or facilitate the registration or the disposition of such Registrable Notes and, in such connection, (i) make such representations and warranties to, and covenants with, the underwriters with respect to the business of the Company and the subsidiaries of the Company (including any acquired business, properties or entity, if applicable) and the Registration Statement, Prospectus and documents, if any, incorporated or deemed to be incorporated by reference therein, in each case, as are customarily made by issuers to underwriters in underwritten offerings of debt securities similar to the Notes but in no event more onerous than those contained in the Purchase Agreement, and confirm the same in writing if and when requested in form and substance reasonably satisfactory to the Company; (ii) obtain the written opinions of counsel to the Company and written updates thereof in form, scope and substance reasonably satisfactory to the managing underwriter or underwriters, addressed to the underwriters covering the matters customarily covered in opinions reasonably requested in underwritten offerings and such other matters as may be reasonably requested by the managing underwriter or underwriters; (iii) use its best efforts to obtain "cold comfort" letters and updates thereof in form, scope and substance reasonably satisfactory to the managing underwriter or underwriters from the independent public accountants of the Company (and, if necessary, any other independent public accountants of the Company, any subsidiary of the Company or of any business acquired by the Company for which financial statements and financial data are, or are required to be, included or incorporated by reference in the Registration Statement), addressed to each of the underwriters, such letters to be in customary form and covering matters of the type customarily covered in "cold comfort" letters in connection with underwritten offerings of debt securities similar to the Notes and such other matters as reasonably requested by the managing underwriter or underwriters as permitted by the Statement on Auditing Standards No. 72; and (iv) if an underwriting agreement is entered into, the same shall contain indemnification provisions and procedures no less favorable to the sellers and underwriters, if any, than those set forth in Section 7 hereof (or such other provisions and procedures acceptable to Holders of a majority in aggregate principal amount of Registrable Notes covered by such Registration Statement and the managing underwriter or underwriters or agents, if any). The above shall be done at each closing under such underwriting agreement, or as and to the extent required thereunder.

                  (m) If (1) a Shelf Registration is filed pursuant to Section 3 hereof, or (2) a Prospectus contained in the Exchange Offer Registration Statement filed pursuant to Section 2 hereof is required to be delivered under the Securities Act by any Participating Broker-Dealer who seeks to sell Exchange Notes during the Applicable Period, make available for inspection by any selling Holder of such Registrable Notes being sold, or each such Participating Broker-Dealer, as the case may be, any underwriter participating in any such disposition of Registrable Notes, if any, and any attorney, accountant or other agent retained by any such selling Holder or each such Participating Broker-Dealer, as the case may be, or underwriter (collectively, the "Inspectors"), at the offices where normally kept, during reasonable business hours and upon reasonable notice to the Company, all financial and other records, pertinent corporate documents and instruments of the Company and subsidiaries of the Company (collectively, the "Records") as shall be reasonably necessary to enable them to exercise any applicable due diligence responsibilities, and cause the officers, directors and employees of the Company and any of its subsidiaries to supply all information reasonably requested by any such Inspector in connection with such Registration Statement and Prospectus. Each Inspector shall agree in writing that it will keep the Records confidential and that it will not disclose any of the Records that the Company determines, in good faith, to be confidential and notifies the Inspectors in writing are confidential unless (i) the disclosure of such Records is necessary to avoid or correct a material misstatement or material omission in such Registration Statement or Prospectus, (ii) the release of such Records is ordered pursuant to a subpoena or other order from a court of competent jurisdiction, or
         (iii) the information in such Records has been made generally available to the public; provided, however, that prior notice shall be provided as soon as practicable to the Company of the potential disclosure of any information by such Inspector pursuant to clauses (i) or (ii) of this sentence to permit the Company to obtain a protective order (or waive the provisions of this paragraph (m)) and that such Inspector shall take such actions as are reasonably necessary to protect the confidentiality of such information (if practicable) to the extent such action is otherwise not inconsistent with, an impairment of or in derogation of the rights and interests of the Holder or any Inspector.

                  (n) Provide an indenture trustee for the Registrable Notes or the Exchange Notes, as the case may be, and cause the Indenture or the trust indenture provided for in Section 2(a) hereof, as the case may be, to be qualified under the TIA not later than the effective date of the first Registration Statement relating to the Registrable Notes; and in connection therewith, cooperate with the trustee under any such indenture and the Holders of the Registrable Notes, to effect such changes to such indenture as may be required for such indenture to be so qualified in accordance with the terms of the TIA; and execute, and use its commercially reasonable best efforts to cause such trustee to execute, all documents as may be required to effect such changes, and all other forms and documents required to be filed with the SEC to enable such indenture to be so qualified in a timely manner.

                  (o) Comply in all material respects with all applicable rules and regulations of the SEC and make generally available to its securityholders with regard to any applicable Registration Statement, a consolidated earnings statement satisfying the provisions of Section 11(a) of the Securities Act and Rule 158 thereunder (or any similar rule promulgated under the Securities Act) no later than 60 days after the end of any fiscal quarter (or 120 days after the end of any 12-month period if such period is a fiscal year) (i) commencing at the end of any fiscal quarter in which Registrable Notes are sold to underwriters in a firm commitment or best efforts underwritten offering and (ii) if not sold to underwriters in such an offering, commencing on the first day of the first fiscal quarter of the Company after the effective date of a Registration Statement, which statements shall cover said 12-month periods.

                  (p) Upon consummation of the Exchange Offer or a Private Exchange, obtain an opinion of counsel to the Company, in a form customary for underwritten transactions, addressed to the Trustee for the benefit of all Holders of Registrable Notes participating in the Exchange Offer or the Private Exchange, as the case may be, that the Exchange Notes or Private Exchange Notes, as the case may be, the related Guarantees and the related indenture constitute legal, valid and binding obligations of the Issuers, enforceable against them in accordance with their respective terms, subject to customary exceptions and qualifications.

                  (q) If the Exchange Offer or a Private Exchange is to be consummated, upon delivery of the Registrable Notes by Holders to the Company (or to such other Person as directed by the Issuer) in exchange for the Exchange Notes or the Private Exchange Notes, as the case may be, the Company shall mark, or cause to be marked, on such Registrable Notes that such Registrable Notes are being canceled in exchange for the Exchange Notes or the Private Exchange Notes, as the case may be; in no event shall such Registrable Notes be marked as paid or otherwise satisfied.

                  (r) Cooperate with each seller of Registrable Notes covered by any Registration Statement and each underwriter, if any, participating in the disposition of such Registrable Notes and their respective counsel in connection with any filings required to be made with the National Association of Securities Dealers, Inc. (the "NASD").

                  (s) Use its commercially reasonable best efforts to take all other steps reasonably necessary to effect the registration of the Exchange Notes and/or Registrable Notes covered by a Registration Statement contemplated hereby.

                  The Company may require each seller of Registrable Notes as to which any registration is being effected to furnish to the Company such information regarding such seller and the distribution of such Registrable Notes as the Company may, from time to time, reasonably request. The Company may exclude from such registration the Registrable Notes of any seller so long as such seller fails to furnish such information within a reasonable time after receiving such request. Each seller as to which any Shelf Registration is being effected agrees to furnish promptly to the Company all information required to be disclosed in order to make the information previously furnished to the Company by such seller not materially misleading.

                  If any such Registration Statement refers to any Holder by name or otherwise as the holder of any securities of the Company, then such Holder shall have the right to require (i) the insertion therein of language, in form and substance reasonably satisfactory to such Holder, to the effect that the holding by such Holder of such securities is not to be construed as a recommendation by such Holder of the investment quality of the securities covered thereby and that such holding does not imply that such Holder will assist in meeting any future financial requirements of the Company, or (ii) in the event that such reference to such Holder by name or otherwise is not required by the Securities Act or any similar federal statute then in force, the deletion of the reference to such Holder in any amendment or supplement to the Registration Statement filed or prepared subsequent to the time that such reference ceases to be required.

                  Each Holder of Registrable Notes and each Participating Broker-Dealer agrees by its acquisition of such Registrable Notes or Exchange Notes to be sold by such Participat-ing Broker-Dealer, as the case may be, that, upon actual receipt of any notice from the Company of the happening of any event of the kind described in Section 5(c)(ii), 5(c)(iv), 5(c)(v), or 5(c)(vi) hereof, such Holder will forthwith discontinue disposition of such Registrable Notes covered by such Registration Statement or Prospectus or Exchange Notes to be sold by such Holder or Participating Broker-Dealer, as the case may be, until such Holder's or Participating Broker-Dealer's receipt of the copies of the supplemented or amended Prospectus contemplated by Section 5(j) hereof, or until it is advised in writing (the "Advice") by the Company that the use of the applicable
Prospectus may be resumed, and has received copies of any amendments or supplements thereto. In the event that the Company shall give any such notice, the Applicable Period shall be extended by the number of days during such periods from and including the date of the giving of such notice to and including the date when each seller of Registrable Notes covered by such Registration Statement or Exchange Notes to be sold by such Participating Broker-Dealer, as the case may be, shall have received (x) the copies of the supplemented or amended Prospectus contemplated by Section 5(j) hereof or (y) the Advice.

                  6. Registration Expenses

                  All  fees  and  expenses  incident  to the  performance  of or compliance with this Agreement by the Issuers (other than any underwriting discounts or commissions) shall be borne by the Company whether or not the Exchange Offer Registration Statement or any Shelf Registration is filed or becomes effective or the Exchange Offer is consummated, including, without limitation, (i) all registration and filing fees (including, without limitation,
(A) fees with respect to filings required to be made with the NASD in connection with an underwritten offering and (B) reasonable fees and expenses of compliance with state securities or Blue Sky laws (including, without limitation, fees and disbursements of counsel in connection with Blue Sky qualifications of the Registrable Notes or Exchange Notes and determination of the eligibility of the Registrable Notes or Exchange Notes for investment under the laws of such jurisdictions (x) where the holders of Registrable Notes are located, in the case of the Exchange Notes, or (y) as provided in Section 5(h) hereof, in the case of Registrable Notes or Exchange Notes to be sold by a Participating Broker-Dealer during the Applicable Period)), (ii) printing expenses, including, without limitation, expenses of printing certificates for Registrable Notes or Exchange Notes in a form eligible for deposit with The Depository Trust Company and of printing prospectuses if the printing of prospectuses is requested by the managing underwriter or underwriters, if any, by the Holders of a majority in aggregate principal amount of the Registrable Notes included in any Registration Statement or in respect of Registrable Notes or Exchange Notes to be sold by any Participating Broker-Dealer during the Applicable Period, as the case may be,
(iii) messenger, telephone and delivery expenses, (iv) fees and disbursements of counsel for the Company and reasonable fees and disbursements of one special counsel for all of the sellers of Registrable Notes (exclusive of any counsel retained pursuant to Section 7 hereof), (v) fees and disbursements of all independent certi-
fied public accountants referred to in Section 5(l)(iii) hereof (including, without limitation, the expenses of any special audit and "cold comfort" letters required by or incident to such performance), (vi) Securities Act liability insurance, if the Company desires such insurance, (vii) fees and expenses of all other Persons retained by the Issuer, (viii) internal expenses of the Company (including, without limitation, all salaries and expenses of officers and employees of the Company performing legal or accounting duties), (ix) the expense of any annual audit of the Company, (x) any fees and expenses incurred in connection with the listing of the securities to be registered on any securities exchange, and the obtaining of a rating of the securities, in each case, if applicable, and (xi) the expenses relating to printing, word processing and distributing all Registration Statements, underwriting agreements, indentures and any other documents necessary in order to comply with this Agreement.

                  7. Indemnification

                  (a) Each of the  Issuers,  jointly  and  severally,  agrees to indemnify and hold harmless each Holder of Registrable Notes and each Participating Broker-Dealer selling Exchange Notes during the Applicable Period, the affiliates, officers, directors, representatives, employees and agents of each such Person, and each Person, if any, who controls any such Person within the meaning of either Section 15 of the Securities Act or Section 20 of the Exchange Act (each, a "Participant"), from and against any and all losses, claims, damages, judgments, liabilities and expenses (including, without limitation, the reasonable legal fees and other expenses actually incurred in connection with any suit, action or proceeding or any claim asserted) caused by, arising out of or based upon any untrue statement or alleged untrue statement of a material fact contained in any Registration Statement (or any amendment thereto) or Prospectus (as amended or supplemented if the Company shall have furnished any amendments or supplements thereto) or any preliminary prospectus, or caused by, arising out of or based upon any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein, in the case of the Prospectus in light of the circumstances under which they were made, not misleading, except insofar as such losses, claims, damages or liabilities are caused by any untrue statement or omission or alleged untrue statement or omission made in reliance upon and in conformity with information relating to any Participant furnished to the Company in writing by such Participant expressly for use therein and with respect to any preliminary Prospectus, to the extent that any such loss, claim, damage or liability arises solely from the fact that any Participant sold Notes to a person to whom there was not sent or given a copy of the Prospectus (as amended or supplemented) at or prior to the written confirmation of such sale if the Company shall have previously furnished copies thereof to the Participant in accordance herewith and the Prospectus

         (as amended or supplemented) would have corrected any such untrue statement or omission.

                  (b) Each Participant agrees, severally and not jointly, to indemnify and hold harmless the Issuers, their respective affiliates, officers, directors, representatives, employees and agents of each Issuer and each Person who controls each Issuer within the meaning of
         Section 15 of the Securities Act or Section 20 of the Exchange Act to the same extent (but on a several, and not joint, basis) as the foregoing indemnity from the Issuers to each Participant, but only with reference to information relating to such Participant furnished to the Company in writing by such Participant expressly for use in any Registration Statement or Prospectus, any amendment or supplement thereto, or any preliminary prospectus. The liability of any Participant under this paragraph shall in no event exceed the proceeds received by such Participant from sales of Registrable Notes or Exchange Notes giving rise to such obligations.

                  (c)  If  any   suit,   action,   proceeding   (including   any
         governmental or regulatory investigation), claim or demand shall be brought or asserted against any Person in respect of which indemnity may be sought pursuant to either of the two preceding paragraphs, such Person (the "Indemnified Person") shall promptly notify the Persons against whom such indemnity may be sought (the "Indemnifying Persons") in writing, and the Indemnifying Persons, upon request of the Indemnified Person, shall retain counsel reasonably satisfactory to the Indemnified Person to represent the Indemnified Person and any others the Indemnifying Persons may reasonably designate in such proceeding and shall pay the fees and expenses actually incurred by such counsel related to such proceeding; provided, however, that the failure to so notify the Indemnifying Persons (i) will not relieve it from any liability under paragraph (a) or (b) above unless and to the extent such failure results in the forfeiture by the Indemnifying Person of substantial rights and defenses and (ii) will not, in any event, relieve the Indemnifying Person from any obligations to any Indemnified Person other than the indemnification obligation provided in paragraphs
         (a) and (b) above. In any such proceeding, any Indemnified Person shall have the right to retain its own counsel, but the fees and expenses of such counsel shall be at the expense of such Indemnified Person unless
         (i) the Indemnifying Persons and the Indemnified Person shall have mutually agreed to the contrary, (ii) the Indemnifying Persons shall have failed within a reasonable period of time to retain counsel reasonably satisfactory to the Indemnified Person or (iii) the named parties in any such proceeding (including any impleaded parties) include both any Indemnifying Person and the Indemnified Person or any affiliate thereof and representation of both parties by the same counsel would be inappropriate due to actual or potential differing interests between them. It is understood that the Indemnifying Persons shall not, in connection with such proceeding or separate but substantially similar related proceeding in the same jurisdiction arising out of the same general allegations, be liable for the fees and expenses of more than one separate firm (in addition to any local counsel) for all Indemnified Persons, and that all such fees and expenses shall be reimbursed promptly as they are incurred. Any such separate firm for the Participants and such control Persons of Participants shall be designated in writing by Participants who sold a majority in interest of Registrable Notes and Exchange Notes sold by all such Participants and shall be reasonably acceptable to the Company, and any such separate firm for the Issuers, their affiliates, officers, directors, representatives, employees and agents and such control Persons of such Issuer shall be designated in writing by the Company and shall be reasonably acceptable to the Holders.

                  The Indemnifying Persons shall not be liable for any settlement of any proceeding effected without its prior written consent (which consent shall not be unreasonably withheld or delayed), but if settled with such consent or if there be a final non-appealable judgment for the plaintiff for which the Indemnified Person is entitled to indemnification pursuant to this Agreement, each of the Indemnifying Persons agrees to indemnify and hold harmless each Indemnified Person from and against any loss or liability by reason of such settlement or judgment. No Indemnifying Person shall, without the prior written consent of the Indemnified Persons (which consent shall not be unreasonably withheld or delayed), effect any settlement or compromise of any pending or threatened proceeding in respect of which any Indemnified Person is or could have been a party, or indemnity could have been sought hereunder by such Indemnified Person, unless such settlement (A) includes an unconditional written release of such Indemnified Person, in form and substance reasonably satisfactory to such Indemnified Person, from all liability on claims that are the subject matter of such proceeding and (B) does not include any statement as to an admission of fault, culpability or failure to act by or on behalf of such Indemnified Person.

                  (d) If the indemnification provided for in the first and second paragraphs of this Section 7 is for any reason unavailable to, or insufficient to hold harmless, an Indemnified Person in respect of any losses, claims, damages or liabilities referred to therein, then each Indemnifying Person under such paragraphs, in lieu of indemnifying such Indemnified Person thereunder and in order to provide for just and equitable contribution, shall contribute to the amount paid or payable by such Indemnified Person as a result of such losses, claims, damages or liabilities in such proportion as is appropriate to reflect the relative fault of the Indemnifying Person or Persons on the one hand and the Indemnified Person or Persons on the other in connection with the statements or omissions or alleged statements or omissions that resulted in such losses, claims, damages or liabilities (or actions in respect thereof) as well as any other rele-
         vant equitable considerations. The relative fault of the parties shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission or alleged omission to state a material fact relates to information supplied by the Issuers on the one hand or such Participant or such other Indemnified Person, as the case may be, on the other, the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such statement or omission, and any other equitable considerations appropriate in the circumstances.

                  (e) The parties agree that it would not be just and equitable if contribution pursuant to this Section 7 were determined by pro rata allocation (even if the Participants were treated as one entity for such purpose) or by any other method of allocation that does not take account of the equitable considerations referred to in the immediately preceding paragraph. The amount paid or payable by an Indemnified Person as a result of the losses, claims, damages, judgments, liabilities and expenses referred to in the immediately preceding paragraph shall be deemed to include, subject to the limitations set forth above, any reasonable legal or other expenses actually incurred by such Indemnified Person in connection with investigating or defending any such action or claim. Notwithstanding the provisions of this Section 7, in no event shall a Participant be required to contribute any amount in excess of the amount by which proceeds received by such Participant from sales of Registrable Notes or Exchange Notes, as the case may be, exceeds the amount of any damages that such Participant has otherwise been required to pay or has paid by reason of such untrue or alleged untrue statement or omission or alleged omission. No Person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any Person who was not guilty of such fraudulent misrepresentation.

                  (f) Any losses, claims, damages, liabilities or expenses for which an indemnified party is entitled to indemnification or contribution under this Section 7 shall be paid by the Indemnifying Person to the Indemnified Person as such losses, claims, damages, liabilities or expenses are incurred. The indemnity and contribution agreements contained in this Section 7 and the representations and warranties of the Issuers set forth in this Agreement shall remain operative and in full force and effect, regardless of (i) any investigation made by or on behalf of any Holder or any person who controls a Holder, the Issuer, its directors, officers, employees or agents or any person controlling an Issuer, and (ii) any termination of this Agreement.

                  (g) The indemnity and contribution agreements contained in this Section 7 will be in addition to any liability which the Indemnifying Persons may otherwise have to the Indemnified Persons referred to above.

                  8. Rules 144 and 144A

                  Each of the Issuers covenants and agrees that it will file the reports required to be filed by it under the Securities Act and the Exchange Act and the rules and regulations adopted by the SEC thereunder in a timely manner in accordance with the requirements of the Securities Act and the Exchange Act and, if at any time such Issuer is not required to file such reports, such Issuer will, upon the request of any Holder or beneficial owner of Registrable Notes, make available such information necessary to permit sales pursuant to Rule 144A under the Securities Act. Each of the Issuers further covenants and agrees, for so long as any Registrable Notes remain outstanding that it will take such further action as any Holder of Registrable Notes may reasonably request, all to the extent required from time to time to enable such holder to sell Registrable Notes without registration under the Securities Act within the limitation of the exemptions provided by (a) Rule 144(k) and Rule 144A under the Securities Act, as such Rules may be amended from time to time, or (b) any similar rule or regulation hereafter adopted by the SEC.

                  9. Underwritten Registrations

                  If any of the Registrable Notes covered by any Shelf Registration are to be sold in an underwritten offering, the investment banker or investment bankers and manager or managers that will manage the offering will be selected by the Holders of a majority in aggregate principal amount of such Registrable Notes included in such offering and shall be reasonably acceptable to the Issuer.

                  No Holder of Registrable Notes may participate in any underwritten registration hereunder unless such Holder (a) agrees to sell such Holder's Registrable Notes on the basis provided in any underwriting arrangements approved by the Persons entitled hereunder to approve such arrangements and (b) completes and executes all questionnaires, powers of attorney, indemnities, underwriting agreements and other documents required under the terms of such underwriting arrangements.

                  10. Miscellaneous

                 (a) No Inconsistent Agreements. The Issuers have not, as of the date hereof, and the Issuers shall not, after the date of this Agreement, enter into any agreement with respect to any of its securities that is inconsistent with the rights granted to the Holders of Registrable Notes in this Agreement or otherwise conflicts with the provisions hereof. The rights granted to the Holders hereunder do not in any way conflict with and are not inconsistent with the rights granted to the holders of the Issuers' other issued and outstanding securities under any such agreements. The Issuers will not enter into any agreement with respect to any of their securities which will grant to any Person piggy-back registration rights with respect to any Registration Statement.

                  (b) Adjustments Affecting Registrable Notes. The Issuers shall not, directly or indirectly, take any action with respect to the Registrable Notes as a class that would adversely affect the ability of the Holders of Registrable Notes to include such Registrable Notes in a registration undertaken pursuant to this Agreement.

                  (c) Amendments and Waivers. The provisions of this Agreement may not be amended, modified or supplemented, and waivers or consents to departures from the provisions hereof may not be given, otherwise than with the prior written consent of (I) the Company and (II)(A) the Holders of not less than a majority in aggregate principal amount of the then outstanding Registrable Notes and (B) in circumstances that would adversely affect the Participating Broker-Dealers, the Participating Broker-Dealers holding not less than a majority in aggregate principal amount of the Exchange Notes held by all Participating Broker-Dealers; provided, however, that Section 7 and this Section 10(c) may not be amended, modified or supplemented without the prior written consent of each Holder and each Participating Broker-Dealer (including any person who was a Holder or Participating Broker-Dealer of Registrable Notes or Exchange Notes, as the case may be, disposed of pursuant to any Registration Statement) affected by any such amendment, modification or supplement. Notwithstanding the foregoing, a waiver or consent to depart from the provisions hereof with respect to a matter that relates exclusively to the rights of Holders of Registrable Notes whose securities are being sold pursuant to a Registration Statement and that does not directly or indirectly affect, impair, limit or compromise the rights of other Holders of Registrable Notes may be given by Holders of at least a majority in aggregate principal amount of the Registrable Notes being sold pursuant to such Registration Statement.

                  (d) Notices. All notices and other communications (including, without limitation, any notices or other communications to the Trustee) provided for or permitted hereunder shall be made in writing by hand-delivery, registered first-class mail, next-day air courier or facsimile:

                    (i) if to a Holder of the Registrable Notes or any Participating Broker-Dealer, at the most current address of such Holder or Participating Broker-Dealer, as the case may be, set forth on the records of the registrar under the Indenture.

                    (ii) if to the Issuers, at the address as follows:

                         c/o   Weiss, Peck & Greer, L.L.C.
                               One New York Plaza
                               New York, New York
                               Facsimile No.: (212) 908-0112
                             Attention: Wesley Lang

                  All such notices and communications shall be deemed to have been duly given: when delivered by hand, if personally delivered; five business days after being deposited in the mail, postage prepaid, if mailed; one business day after being timely delivered to a next-day air courier; and when receipt is acknowledged by the addressee, if sent by facsimile.

                  Copies of all such notices, demands or other communications shall be concurrently delivered by the Person giving the same to the Trustee at the address and in the manner specified in such Indenture.

                  (e) Successors and Assigns. This Agreement shall inure to the benefit of and be binding upon the successors and assigns of each of the parties hereto, the Holders and the Participating Broker-Dealers.

                  (f) Counterparts. This Agreement may be executed in any number of counterparts and by the parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

                  (g) Guarantor Execution. The Company shall cause each of the Guarantors to execute and deliver this Agreement concurrently with the Effective Time and the Guarantors shall execute this Agreement in consideration of, among other things, consummation of the Merger; provided, however, that all obligations of the Guarantors arising under this Agreement (including indemnity obligations) shall be as of the date first written above and all representations and warranties of the Guarantors herein shall be as of the date first written above. In the event of a breach by the Company of its obligations under this Section 10(g), the Company agrees that monetary damages would not be adequate compensation for any loss or damage incurred by such breach and hereby further agrees that, in the event of an action for specific performance in respect of such breach, it shall waive the defense that a remedy at law would be adequate.

                  (h)  Headings.   The  headings  in  this   Agreement  are  for
         convenience of reference only and shall not limit or otherwise affect the meaning hereof.

                  (i) Governing Law. THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK, AS APPLIED TO CONTRACTS MADE AND PERFORMED ENTIRELY WITHIN THE STATE OF NEW YORK, WITHOUT REGARD TO PRINCIPLES OF CONFLICTS OF LAW. EACH OF THE PARTIES HERETO AGREES TO SUBMIT TO THE JURISDICTION OF THE COURTS OF THE STATE OF NEW YORK IN ANY ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT.

                  (j) Severability. If any term, provision, covenant or restriction of this Agreement is held by a court of competent jurisdiction to be invalid, illegal, void or unenforceable, the remainder of the terms, provisions, covenants and restrictions set forth herein shall remain in full force and effect and shall in no way be affected, impaired or invalidated, and the parties hereto shall use their best efforts to find and employ an alternative means to achieve the same or substantially the same result as that contemplated by such term, provision, covenant or restriction. It is hereby stipulated and declared to be the intention of the parties that they would have executed the remaining terms, provisions, covenants and restrictions without including any of such that may be hereafter declared invalid, illegal, void or unenforceable.

                  (k) Securities Held by the Company or Its Affiliates. Whenever the consent or approval of Holders of a specified percentage of Registrable Notes is required hereunder, Registrable Notes held by the Company or its affiliates (as such term is defined in Rule 405 under the Securities Act) shall not be counted in determining whether such consent or approval was given by the Holders of such required percentage.

                  (l) Third-Party Beneficiaries. Holders of Registrable Notes and Participating Broker-Dealers are intended third-party beneficiaries of this Agreement, and this Agreement may be enforced by such Persons.

                  (m) Entire Agreement. This Agreement, together with the Purchase Agreement and the Indenture, is intended by the parties as a final and exclusive statement of the agreement and understanding of the parties hereto in respect of the subject matter contained herein and therein and any and all prior oral or written agreements, representations, or warranties, contracts, understandings, correspondence, conversations and memoranda between the Holders on the one hand and the Issuers on the other, or between or among any agents, representatives, parents, subsidiaries, affili-ates, predecessors in interest or successors in interest with respect to the subject matter hereof and thereof are merged herein and replaced hereby.

                  IN  WITNESS   WHEREOF,   the  parties   have   executed   this
Registration Rights Agreement as of the date first written above.


                                             THE COMPANY:

                                             ACQUISITION CORP.


                                             By:   /s/ Wesley W. Lang, Jr.
                                                ---------------------------
                                                Name:  Wesley W. Lang, Jr.
                                                Title: President


                                             THE GUARANTORS:


                                             ATC BLATTERT INC., a South
                                             Dakota corporation, as
                                             Guarantor


                                             By:   /s/ Nicholas J. Malino
                                                ---------------------------
                                                Name:  Nicholas J. Malino
                                                Title: President


                                             ATC CONSTRUCTION SERVICES INC.,
                                             a Massachusetts corporation,
                                             as Guarantor


                                             By:   /s/ Nicholas J. Malino
                                                ---------------------------
                                                Name:  Nicholas J. Malino
                                                Title: Vice President


                                             ATC ENVIRONMENTAL INC., a
                                             Delaware corporation, as Guarantor


                                             By:   /s/ Nicholas J. Malino
                                                ---------------------------
                                                Name:  Nicholas J. Malino
                                                Title: President

                                             ATC INSYS TECHNOLOGY INC., a
                                             Delaware corporation, as
                                             Guarantor


                                             By:   /s/ Nicholas J. Malino
                                                 ---------------------------
                                                Name:  Nicholas J. Malino
                                                Title: Chief Executive Officer


                                             ATC MANAGEMENT INC., a South
                                             Dakota corporation, as
                                             Guarantor


                                             By:   /s/ Nicholas J. Malino
                                                ----------------------------
                                                Name:  Nicholas J. Malino
                                                Title: President


                                             ATC NEW ENGLAND CORP., a
                                             Delaware corporation, as
                                             Guarantor


                                             By:   /s/ Nicholas J. Malino
                                                ----------------------------
                                                Name:  Nicholas J. Malino
                                                Title: President


                                             BING YEN & ASSOCIATES, INC., a
                                             California corporation, as
                                             Guarantor


                                             By:   /s/ Nicholas J. Malino
                                                ----------------------------
                                                Name:  Nicholas J. Malino
                                                Title: Chief Executive Officer


                                             ENVIRONMENTAL WARRANTY, INC., a
                                             Connecticut corporation, as
                                             Guarantor


                                             By:   /s/ Nicholas J. Malino
                                                ---------------------------
                                                Name:  Nicholas J. Malino
                                                Title: Vice President

                                             HYGEIA LABORATORIES INC., a
                                             Delaware corporation, as
                                             Guarantor


                                             By:   /s/ Nicholas J. Malino
                                                ---------------------------
                                                Name:  Nicholas J. Malino
                                                Title: President


The foregoing Registration Rights Agreement is hereby confirmed and accepted as of the date first above written.

BT ALEX. BROWN INCORPORATED


By:   /s/ Daniel McCready
   -------------------------
   Name:  Daniel McCready
   Title: Managing Director

                                                                       Exhibit B

                             ATC Group Services Inc.
                        104 East 25th Street, 10th Floor
                            New York, New York 10010


                                                                January 22, 1998


BT Alex. Brown Incorporated
One Bankers Trust Plaza
130 Liberty Street
New York, New York  10006

Ladies and Gentlemen:

                  This letter agreement (this "Agreement") is being executed and delivered by ATC Group Services Inc. ("Company") pursuant to the requirements of, and in order to induce you to enter into and perform, that certain Purchase Agreement dated as of January 22, 1998 between Acquisition Corp. ("Acquisition") and BT Alex. Brown Incorporated ("Initial Purchaser"). All terms used herein which are not otherwise defined herein shall have the meaning provided therefor in the Purchase Agreement.

                  1. The Company hereby represents and warrants to and agrees with the Initial Purchaser that:

                  (a) the representations and warranties of the Company set forth in the Merger Agreement are true and correct on the date hereof and will be true and correct at the Closing Date; provided, that (this representation (a) shall expire at the Effective Time and provided, further, that upon the Effective Time, the Initial Purchaser and its Affiliates waive any cause of action or exercise of right that they may have had arising from any breach of this representation and warranty(a).

                  (b) the representations and warranties of Acquisition (whether or not made by it on a knowledge basis) set forth in the Purchase Agreement with respect to the Company and its subsidiaries and related matters are true and correct on the date hereof and will be true and correct at the Closing Date (upon the Effective Time, such representations and warranties shall be deemed to be have been made without any knowledge basis limitation); and

                  (c) neither the Final Memorandum nor any amendment or supplement thereto as of the date thereof and at all times subsequent thereto up to the Closing Date contained or contains any untrue statement of a material fact or omitted or omits to state a material fact necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading, except that the representations and warranties set forth in this clause (c) do not apply to statements or omissions made in reliance upon and in conformity with information relating solely to (x) the Initial Purchaser furnished to Acquisition in writing by the Initial Purchaser expressly for use in the Final Memorandum or any amendment or supplement thereto or (y) Acquisition furnished in writing by Acquisition expressly for use the Final Memorandum or any amendment or supplement thereto.

                  (d) The statistical and market-related data included in the Final Memorandum are based on or derived from sources which the Company believes to be reliable and accurate.

                  2. (a) The Company and the Guarantors agree, jointly and severally, to indemnify and hold harmless the Initial Purchaser and the affiliates, directors, officers, agents, representatives and employees of the Initial Purchaser, and each other person, if any, who controls the Initial
Purchaser within the meaning of Section 15 of the Act or Section 20 of the Exchange Act, against any losses, claims, damages or liabilities, joint or several, to which the Initial Purchaser or any such affiliate, director, officer, agent, representative, employee or controlling person may become subject under the Act, the Exchange Act or otherwise, insofar as any such losses, claims, damages or liabilities (or actions in respect thereof) arise out of or are based upon:

                  (i) any untrue statement or alleged untrue statement of any material fact contained in (A) any Memorandum or any amendment or supplement thereto or (B) any application or other document, or any amendment or supplement thereto, executed by the Company or any Guarantor or based upon written information furnished by or on behalf of the Company or any Guarantor filed in any jurisdiction in order to qualify the Securities under the securities or "Blue Sky" laws thereof or filed with any securities association or securities exchange (each, an "Application"); or

                  (ii) the omission or alleged omission to state, in any Memorandum or any amendment or supplement thereto, or any Application, a material fact required to be stated therein or necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading; or

                  (iii) any breach of any representation, warranty or agreement of the Company or any Guarantor contained in this Agreement,

and will jointly and severally reimburse, as incurred, the Initial Purchaser and each such affiliate, director, officer, agent, representative and employee and each such controlling person for any legal or other expenses reasonably incurred by the Initial Purchaser, such affiliate, director, officer, agent, representative or employee or such controlling person in connection with investigating, defending against or appearing as a third-party witness in connection with any such loss, claim, damage, liability or action; provided, however, that the Company and the Guarantors will not be liable (i) in any such case to the extent that any such loss, claim, damage, or liability arises out of or is based upon any untrue statement or alleged untrue statement or omission or alleged omission made in any Memorandum or any amendment or supplement thereto, or any Application, in reliance upon and in conformity with written information furnished to Acquisition by the Initial Purchaser specifically for use therein or (ii) with respect to the Preliminary Memorandum, to the extent that any such loss, claim, damage or liability arises solely from the fact that the Initial Purchaser sold Securities to a person to whom there was not sent or given a copy of the Final Memorandum (as amended or supplemented) at or prior to the written confirmation of such sale if Acquisition shall have previously furnished copies thereof to the Initial Purchaser in accordance with the Purchase Agreement and the Final Memorandum (as amended or supplemented) would have corrected any such untrue statement or omission. This indemnity agreement will be in addition to any liability that the Company and the Guarantors may otherwise have to the indemnified parties. The Company and the Guarantors shall not be liable under this subsection (a) for any settlement of any claim or action effected without their consent, which consent shall not be unreasonably withheld or delayed.

                  The Initial Purchaser shall not, without the prior written consent of the Company and the Guarantors, effect any settlement or compromise of any pending or threatened proceeding in respect of which the Company and the Guarantors are or could have been a party, or indemnity could have been sought hereunder by the Company and the Guarantors, unless such settlement (A) includes an unconditional written release of the Company and the Guarantors, in form and substance reasonably satisfactory to the Company and the Guarantors, from all liability on claims that are the subject matter of such proceeding and (B) does not include any statement as to an admission of fault, culpability or failure to act by or on behalf of the Company or the Guarantors.

                  (b) The Initial Purchaser agrees to indemnify and hold harmless the Company and the Guarantors, its respective affiliates, directors, officers, agents, representatives and employees and each other person, if any, who controls the Company and the Guarantors within the meaning of Section 15 of the Act or Section 20 of the Exchange Act against any losses, claims, damages or liabilities to which the Company or any Guarantor or any such affiliate, director, officer, agent, representative, employee or controlling person may become subject under the Act, the Exchange Act or otherwise, insofar as such losses, claims, damages or liabilities (or actions in respect thereof) arise out of or are based upon (i) any untrue statement or alleged untrue statement of any material fact contained in any Memorandum or any amendments or supplement thereto, or any Application or (ii) the omission or the alleged omission to state therein a material fact required to be stated in any Memorandum or any amendment or supplement thereto, or any Application, or necessary to make the statements therein not misleading, in each case to the extent, but only to the extent, that such untrue statement or alleged untrue statement or omission or alleged omission was made in reliance upon and in conformity with written information concerning the Initial Purchaser furnished to Acquisition by the Initial Purchaser specifically for use therein; and, subject to the limitation set forth immediately preceding this clause, will reimburse, as incurred, any legal or other expenses reasonably incurred by the Company or any Guarantor or any such affiliate, director, officer, agent, representative, employee or controlling person in connection with investigating or defending against or appearing as a third party witness in connection with any such loss, claim, damage, liability or action in respect thereof. This indemnity agreement will be in addition to any liability that the Initial Purchaser may otherwise have to the indemnified parties. The Initial Purchaser shall not be liable under this
Section 2 for any settlement of any claim or action effected without its consent, which consent shall not be unreasonably withheld or delayed.

                  The Company and the Guarantors shall not, without the prior written consent of the Initial Purchaser, effect any settlement or compromise of any pending or threatened proceeding in respect of which the Initial Purchaser is or could have been a party, or indemnity could have been sought hereunder by the Initial Purchaser, unless such settlement (A) includes an unconditional written release of the Initial Purchaser, in form and substance reasonably satisfactory to the Initial Purchaser, from all liability on claims that are the subject matter of such proceeding and (B) does not include any statement as to an admission of fault, culpability or failure to act by or on behalf of the Initial Purchaser.

                  (c) Promptly after receipt by an indemnified  party under this
Section 2 of notice of the commencement of any action for which such indemnified party is entitled to indemnification under this Section 2, such indemnified party will, if a claim in respect thereof is to be made against the indemnifying party under this Section 2, notify the indemnifying party of the commencement thereof in writing; but the omission to so notify the indemnifying party (i) will not relieve it from any liability under subsection (a) or (b) above unless and to the extent such failure results in the forfeiture by the indemnifying party of substantial rights and defenses and (ii) will not, in any event, relieve the indemnifying party from any obligations to any indemnified party other than the indemnification obligation provided in subsections (a) and (b) above. In case any such action is brought against any indemnified party, and it notifies the indemnifying party of the commencement thereof, the indemnifying party will be entitled to participate therein and, to the extent that it may wish, jointly with any other indemnifying party similarly notified, to assume the defense thereof, with counsel reasonably satisfactory to such indemnified party; provided, however, that if (i) the use of counsel chosen by the indemnifying party to represent the indemnified party would present such counsel with a conflict of interest, (ii) the defendants in any such action include both the indemnified party and the indemnifying party and the indemnified party shall have been advised by counsel that there may be one or more legal defenses available to it and/or other indemnified parties that are different from or additional to those available to the indemnifying party, or (iii) the indemnifying party shall not have employed counsel reasonably satisfactory to the indemnified party to represent the indemnified party within a reasonable time after receipt by the indemnifying party of notice of the institution of such action, then, in each such case, the indemnifying party shall not have the right to direct the defense of such action on behalf of such indemnified party or parties and such indemnified party or parties shall have the right to select separate counsel to defend such action on behalf of such indemnified party or parties. After notice from the indemnifying party to such indemnified party of its election so to assume the defense thereof and approval by such indemnified party of counsel appointed to defend such action, the indemnifying party will not be liable to such indemnified party under this Section 2 for any legal or other expenses, other than reasonable costs of investigation, subsequently incurred by such indemnified party in connection with the defense thereof, unless (i) the indemnified party shall have employed separate counsel in accordance with the proviso to the immediately preceding sentence (it being understood, however, that in connection with such action the indemnifying party shall not be liable for the expenses of more than one separate counsel (in addition to local counsel) in any one action or separate but substantially similar actions in the same jurisdiction arising out of the same general allegations or circumstances, designated by the Initial Purchaser in the case subsection (a) of this Section 2 or the Company in the case of subsection (b) of this Section 2, representing the indemnified parties under such subsection (a) or subsection (b), as the case may be, who are parties to such action or actions) or (ii) the indemnifying party has authorized in writing the employment of counsel for the indemnified party at the expense of the indemnifying party. After such notice from the indemnifying party to such indemnified party, the indemnifying party will not be liable for the costs and expenses of any settlement of such action effected by such indemnified party without the prior written consent of the indemnifying party (which consent shall not be unreasonably withheld), unless such indemnified party waived in writing its rights under this Section 2, in which case the indemnified party may effect such a settlement without such consent.

                  (d) In circumstances in which the indemnity agreement provided for in the preceding subsections of this Section 2 is unavailable to, or insufficient to hold harmless, an indemnified party in respect of any losses, claims, damages or liabilities (or actions in respect thereof), each indemnifying party, in order to provide for just and equitable contribution, shall contribute to the amount paid or payable by such indemnified party as a result of such losses, claims, damages or liabilities (or actions in respect thereof) in such proportion as is appropriate to reflect (i) the relative benefits received by the indemnifying party or parties on the one hand and the indemnified party on the other from the offering of the Securities or (ii) if the allocation provided by the foregoing clause (i) is not permitted by applicable law, not only such relative benefits but also the relative fault of the indemnifying party or parties on the one hand and the indemnified party on the other in connection with the statements or omissions or alleged statements or omissions that resulted in such losses, claims, damages or liabilities (or actions in respect thereof). The relative benefits received by the Company and the Guarantors on the one hand and the Initial Purchaser on the other shall be deemed to be in the same proportion as the total proceeds from the offering (before deducting expenses) received by Acquisition bear to the total discounts and commissions received by the Initial Purchaser. The relative fault of the parties shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission or alleged omission to state a material fact relates to information supplied by the Company and the Guarantors on the one hand, or the Initial Purchaser on the other, the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such statement or omission or alleged statement or omission, and any other equitable considerations appropriate in the circumstances. The Company, the Guarantors and the Initial Purchaser agree that it would not be just and equitable if the amount of such contribution were determined by pro rata or per capita allocation or by any other method of allocation that does not take into account the equitable considerations referred to in the first sentence of this subsection
(d). Notwithstanding any other provision of this subsection (d), the Initial Purchaser shall not be obligated to make contributions hereunder that in the aggregate, together with contributions made by it under the Purchase Agreement, exceed the total discounts, commissions and other compensation received by the Initial Purchaser under the Purchase Agreement, less the aggregate amount of any damages that the Initial Purchaser has otherwise been required to pay by reason of the untrue or alleged untrue statements or the omissions or alleged omissions to state a material fact, and no person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Act) shall be entitled to contribution from any person who was not guilty of such fraudulent misrepresentation. For purposes of this subsection (d), each affiliate, director, officer, agent, representative and employee of the Initial Purchaser and each person, if any, who controls the Initial Purchaser within the meaning of Section 15 of the Act or Section 20 of the Exchange Act shall have the same rights to contribution as the Initial Purchaser, and each affiliate, director, officer, agent, representative and employee of the Company and the Guarantors and each person, if any, who controls the Company or a Guarantor within the meaning of Section 15 of the Act or Section 20 of the Exchange Act, shall have the same rights to contribution as the Company and the Guarantors.

                  3. The representations, warranties, agreements, covenants, indemnities and other statements of the Company and the Guarantors and its officers set forth in this Agreement or made by or on behalf of them, respectively, pursuant to this Agreement shall remain in full force and effect regardless of (i) any investigation made by or on behalf of the Initial Purchaser or any controlling person of the Initial Purchaser, (ii) delivery of and payment for the Securities and (iii) any termination or cancellation of the Purchase Agreement.

                  4. This Agreement may not be amended, modified or supplemented except by a writing specifically referring hereto which is signed by both the Initial Purchaser and the Company.

                  5. This Agreement shall be governed by and construed in accordance with the laws of the State of New York, without giving effect to any provisions relating to conflicts of laws.

                  6. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

                  7. All communications hereunder shall be in writing and, if sent to the Initial Purchaser, shall be mailed or delivered or telecopied and confirmed in writing to BT Alex. Brown Incorporated, One Bankers Trust Plaza, 130 Liberty Street, New York, New York 10006, Attention: Corporate Finance
Department, and if sent to the Company or any Guarantor, shall be mailed, delivered or telecopied and confirmed in writing to the Company or such Guarantor at 104 East 25th Street, 10th Floor, New York, New York 10010,
Attention: President.

                  8. This Agreement shall inure to the benefit of and be binding upon the Initial Purchaser, the Company, the Guarantors and their respective successors, assigns and legal representatives, and nothing expressed or mentioned in this Agreement is intended or shall be construed to give any other person any legal or equitable right, remedy or claim under or in respect of this Agreement, or any provisions herein contained; this Agreement and all conditions and provisions hereof being intended to be and being for the sole and exclusive benefit of the Initial Purchaser, the Company, the Guarantors and their respective successors, assigns and legal representatives and for the benefit of no other person except that (i) the indemnities of the Company and the Guarantors contained in this Agreement shall also be for the benefit of the affiliates, directors, officers, agents, representatives and employees of the Initial Purchaser and any person or persons who control the Initial Purchaser within the meaning of Section 15 of the Act or Section 20 of the Exchange Act and (ii) the indemnities of the Initial Purchaser contained in this Agreement shall also be for the benefit of the affiliates, directors, officers, agents, representatives and employees of the Company and the Guarantor and any person or persons who control the Company within the meaning of Section 15 of the Act of Section 20 of the Exchange Act. No purchaser of any of the Securities from the Initial Purchaser will be deemed a successor because of such purchase.

                  If the foregoing correctly sets forth our understanding, please indicate your acceptance thereof in the space provided below for that purpose, whereupon this letter shall constitute a binding agreement among the Company and the Initial Purchaser.

                                                  Very truly yours,

                                                  THE COMPANY:

                                                  ATC GROUP SERVICES INC.,
                                                    on behalf of itself and
                                                    each of the Guarantors


                                                  By:   /s/ Nicholas J. Malino
                                                     --------------------------
                                                     Name:  Nicholas J. Malino
                                                     Title: President


Accepted and agreed to
as of the date first
above written.

THE INITIAL PURCHASER:

BT ALEX. BROWN INCORPORATED


By:   /s/ Daniel McCready
   ---------------------------
   Name:  Daniel McCready
   Title: Managing Director

                                                                   EXHIBIT 10.19

                                CREDIT AGREEMENT


                                      among


                           ACQUISITION HOLDINGS, INC.,


                               ACQUISITION CORP.,


                                  VARIOUS BANKS


                                       and


                             BANKERS TRUST COMPANY,
                                    as AGENT


                       ----------------------------------


                          Dated as of January 29, 1998

                       ----------------------------------

                                TABLE OF CONTENTS



                                                                            Page

SECTION 1.  Amount and Terms of Credit.....................................  1
         1.01  The Commitments.............................................  1
         1.02  Minimum Amount of Each Borrowing............................  4
         1.03  Notice of Borrowing.........................................  4
         1.04  Disbursement of Funds.......................................  5
         1.05  Notes.......................................................  6
         1.06  Conversions.................................................  7
         1.07  Pro Rata Borrowings.........................................  8
         1.08  Interest....................................................  8
         1.09  Interest Periods............................................  9
         1.10  Increased Costs, Illegality, etc............................ 11
         1.11  Compensation................................................ 13
         1.12  Change of Lending Office.................................... 13
         1.13  Replacement of Banks........................................ 14

SECTION 2.  Letters of Credit.............................................. 15
         2.01  Letters of Credit........................................... 15
         2.02  Maximum Letter of Credit Outstandings; Final Maturities..... 16
         2.03  Letter of Credit Requests; Minimum Stated Amount............ 16
         2.04  Letter of Credit Participations............................. 17
         2.05  Agreement to Repay Letter of Credit Drawings................ 19
         2.06  Increased Costs............................................. 20

SECTION 3.  Commitment Commission; Fees; Reductions of Commitment.......... 21
         3.01  Fees........................................................ 21
         3.02  Voluntary Termination of Unutilized Revolving Loan
                  Commitments.............................................. 22
         3.03  Mandatory Reduction of Commitments.......................... 23

SECTION 4.  Prepayments; Payments; Taxes................................... 24
         4.01  Voluntary Prepayments....................................... 24
         4.02  Mandatory Repayments and Commitment Reductions.............. 25


                                       (i)

                                                                            Page

         4.03  Method and Place of Payment................................. 29
         4.04  Net Payments................................................ 29

SECTION 5.  Conditions Precedent to Credit Events on the Initial
            Borrowing Date................................................. 31
         5.01  Execution of Agreement; Notes............................... 31
         5.02  Officer's Certificate....................................... 31
         5.03  Opinions of Counsel......................................... 32
         5.04  Corporate Documents; Proceedings; etc....................... 32
         5.05 Plans; Shareholders' Agreements; Management Agreements; Employment Agreements; Non-Compete Agreements;
                 Collective Bargaining Agreements; Tax Sharing
                 Agreements; Existing Indebtedness Agreements.............. 32
         5.06  Financings; etc............................................. 34
         5.07  Tender Offer; Merger; etc................................... 34
         5.08  Refinancing................................................. 35
         5.09  ATEC Subordination Agreement................................ 36
         5.10  Adverse Change, etc......................................... 36
         5.11  Litigation.................................................. 37
         5.12  Pledge Agreement............................................ 37
         5.13  Security Agreement.......................................... 37
         5.14  Subsidiaries Guaranty....................................... 38
         5.15  Acknowledgment and Joinder Agreement........................ 38
         5.16  Financial Statements; Pro Forma Financial Statements,
                  Projections.............................................. 38
         5.17  Solvency Opinion; Insurance Certificates.................... 39
         5.18  Fees, etc................................................... 39

SECTION 6.  Conditions Precedent to All Credit Events...................... 39
         6.01  No Default; Representations and Warranties.................. 39
         6.02  Notice of Borrowing; Letter of Credit Request............... 40

SECTION 7.  Representations, Warranties and Agreements..................... 40
         7.01  Corporate Status............................................ 40
         7.02  Corporate and Other Power and Authority..................... 41
         7.03  No Violation................................................ 41
         7.04  Approvals................................................... 41
         7.05  Financial Statements; Financial Condition; Undisclosed
                  Liabilities; Projections; etc............................ 42
         7.06  Litigation.................................................. 43
         7.07  True and Complete Disclosure................................ 44


                                      (ii)

                                                                            Page

         7.08  Use of Proceeds; Margin Regulations......................... 44
         7.09  Tax Returns and Payments.................................... 44
         7.10  Compliance with ERISA....................................... 45
         7.11  The Security Documents...................................... 46
         7.12  Representations and Warranties in the Documents............. 47
         7.13  Properties.................................................. 47
         7.14  Capitalization.............................................. 47
         7.15  Subsidiaries................................................ 48
         7.16  Compliance with Statutes, etc............................... 48
         7.17  Investment Company Act...................................... 49
         7.18  Public Utility Holding Company Act.......................... 49
         7.19  Environmental Matters....................................... 49
         7.20  Labor Relations............................................. 50
         7.21  Patents, Licenses, Franchises and Formulas.................. 50
         7.22  Indebtedness................................................ 50
         7.23  Tender Offer................................................ 51
         7.24  Merger...................................................... 51
         7.25  Issuance of the Senior Subordinated Notes................... 51
         7.26  Special Purpose Corporations................................ 52
         7.27  Insurance................................................... 52
         7.28  Senior Subordinated Notes................................... 52

SECTION 8.  Affirmative Covenants.......................................... 52
         8.01  Information Covenants....................................... 53
                  (a)  Monthly Reports..................................... 53
                  (b)  Quarterly Financial Statements...................... 53
                  (c)  Annual Financial Statements......................... 53
                  (d)  Management Letters.................................. 54
                  (e)  Budgets and Projections............................. 54
                  (f)  Officer's Certificates.............................. 54
                  (g)  Notice of Default or Litigation..................... 54
                  (h)  Other Reports and Filings........................... 54
                  (i)  Environmental Matters............................... 55
                  (j)  Other Information................................... 56
         8.02  Books, Records, Inspections and Annual Meetings............. 56
         8.03  Maintenance of Property; Insurance.......................... 56
         8.04  Corporate Franchises........................................ 57
         8.05  Compliance with Statutes, etc............................... 57
         8.06  Compliance with Environmental Laws.......................... 58
         8.07  ERISA....................................................... 59
         8.08  End of Fiscal Years; Fiscal Quarters........................ 60


                                      (iii)

                                                                            Page

         8.09  Performance of Obligations.................................. 60
         8.10  Payment of Taxes............................................ 60
         8.11  Additional Security; Further Assurances..................... 60
         8.12  Contributions............................................... 61

SECTION 9.  Negative Covenants............................................. 62
         9.01  Liens....................................................... 62
         9.02  Consolidation, Merger, Purchase or Sale of Assets, etc...... 65
         9.03  Dividends................................................... 68
         9.04  Indebtedness................................................ 69
         9.05  Advances, Investments and Loans............................. 71
         9.06  Transactions with Affiliates................................ 72
         9.07  Capital Expenditures........................................ 73
         9.08  Consolidated Interest Coverage Ratio........................ 74
         9.09  Maximum Leverage Ratio...................................... 75
         9.10  Limitation on Payments of Certain Indebtedness,;
                  Modifications of Certain Indebtedness; Modifications
                  of Certificate of Incorporation, By-Laws and Certain
                  Other Agreements; etc.................................... 76
         9.11  Limitation on Certain Restrictions on Subsidiaries.......... 77
         9.12  Limitation on Issuance of Capital Stock..................... 77
         9.13  Business.................................................... 77
         9.14  Limitation on Creation of Subsidiaries...................... 78
         9.15  Senior Subordinated Notes................................... 79

SECTION 10.  Events of Default............................................. 79
         10.01  Payments................................................... 79
         10.02  Representations, etc....................................... 79
         10.03  Covenants.................................................. 79
         10.04  Default Under Other Agreements............................. 79
         10.05  Bankruptcy, etc............................................ 80
         10.06  ERISA...................................................... 80
         10.07  Security Documents......................................... 81
         10.08  Guaranties................................................. 81
         10.09  Judgments.................................................. 81
         10.10  Change of Control.......................................... 81
         10.11  ATEC Subordination Agreement............................... 81

SECTION 11.  Definitions and Accounting Terms.............................. 82
         11.01  Defined Terms.............................................. 82


                                      (iv)

                                                                            Page

SECTION 12.  The Agent.................................................... 109
         12.01  Appointment............................................... 109
         12.02  Nature of Duties.......................................... 109
         12.03  Lack of Reliance on the Agent............................. 110
         12.04  Certain Rights of the Agent............................... 110
         12.05  Reliance.................................................. 110
         12.06  Indemnification........................................... 110
         12.07  The Agent in its Individual Capacity...................... 111
         12.08  Holders................................................... 111
         12.09  Resignation by the Agent.................................. 111

SECTION 13.  Miscellaneous................................................ 112
         13.01  Payment of Expenses, etc.................................. 112
         13.02  Right of Setoff........................................... 113
         13.03  Notices................................................... 114
         13.04  Benefit of Agreement; Assignments; Participations......... 114
         13.05  No Waiver; Remedies Cumulative............................ 116
         13.06  Payments Pro Rata......................................... 117
         13.07  Calculations; Computations; Accounting Terms.............. 118
         13.08  GOVERNING LAW; SUBMISSION TO JURISDICTION;
                   VENUE; WAIVER OF JURY TRIAL............................ 118
         13.09  Counterparts.............................................. 119
         13.10  Effectiveness............................................. 119
         13.11  Headings Descriptive...................................... 120
         13.12  Amendment or Waiver; etc.................................. 120
         13.13  Survival.................................................. 121
         13.14  Domicile of Loans......................................... 121
         13.15  Register.................................................. 122
         13.16  Confidentiality........................................... 122

SECTION 14.  Parent Guaranty.............................................. 123
         14.01  Guaranty.................................................. 123
         14.02  Bankruptcy................................................ 124
         14.03  Nature of Liability....................................... 124
         14.04  Independent Obligation.................................... 124
         14.05  Authorization............................................. 124
         14.06  Reliance.................................................. 126
         14.07  Subordination............................................. 126
         14.08  Waiver.................................................... 126
         14.09  Nature of Liability....................................... 128


                                       (v)

SCHEDULE I             Commitments
SCHEDULE II            Bank Addresses
SCHEDULE III           Real Properties
SCHEDULE IV            Plans
SCHEDULE V             Subsidiaries
SCHEDULE VI            Existing Indebtedness
SCHEDULE VII           Insurance
SCHEDULE VIII          Existing Liens
SCHEDULE IX            Existing Investments
SCHEDULE X             Indebtedness to be Refinanced
SCHEDULE XI            Litigation
SCHEDULE XII           Certain Contingent Liabilities
SCHEDULE XIII          Certain Matters


EXHIBIT A              Form of Notice of Borrowing
EXHIBIT B-1            Form of Term Note
EXHIBIT B-2            Form of Revolving Note
EXHIBIT B-3            Form of Swingline Note
EXHIBIT C              Form of Letter of Credit Request
EXHIBIT D              Form of Section 4.04(b)(ii) Certificate
EXHIBIT E-1            Form of Opinion of Chadbourne & Parke LLP,
                         Special Counsel to the Credit Parties
EXHIBIT E-2            Form of Opinion of John J. Smith, Esq., General Counsel
                         to the Borrower
EXHIBIT F              Form of Officers' Certificate
EXHIBIT G              Form of Pledge Agreement
EXHIBIT H              Form of Security Agreement
EXHIBIT I              Form of Subsidiaries Guaranty
EXHIBIT J              Form of Acknowledgment and Joinder Agreement
EXHIBIT K              Form of Assignment and Assumption Agreement
EXHIBIT L              Form of Intercompany Note


                                      (vi)

                  CREDIT AGREEMENT, dated as of January 29, 1998, among ACQUISITION HOLDINGS, INC., a Delaware corporation ("Holdings"), ACQUISITION CORP., a Delaware corporation ("Acquisition Corp."), the Banks party hereto from time to time, and BANKERS TRUST COMPANY, as Agent (all capitalized terms used herein and defined in Section 11 are used herein as therein defined).

                              W I T N E S S E T H :

                  WHEREAS, subject to and upon the terms and conditions set forth herein, the Banks are willing to make available to the Borrower the respective credit facilities provided for herein;

                  NOW, THEREFORE, IT IS AGREED:

                  SECTION 1.  Amount and Terms of Credit

     1.01 The Commitments. (a) Subject to and upon the terms and conditions set forth herein, each Bank with a Term Loan Commitment severally agrees to make a term loan or term loans (each a "Term Loan" and, collectively, the "Term Loans") to the Borrower, which Term Loans (i) only may be incurred by the Borrower on the Initial Borrowing Date, (ii) shall, at the option of the Borrower, be incurred and maintained as, and/or converted into, Base Rate Loans or Eurodollar Loans, provided that (A) except as otherwise specifically provided in Section 1.10(b), all Term Loans comprising the same Borrowing shall at all times be of the same Type and (B) unless the Agent has determined (and has notified the Borrower) that the Syndication Date has occurred (at which time this clause (B) shall no longer be applicable), no more than three Borrowings of Term Loans to be maintained as Eurodollar Loans may be incurred prior to the 90th day after the Effective Date (each of which Borrowings of Eurodollar Loans may only have an Interest Period of one month, and the first of which Borrowings may only be made on the Initial Borrowing Date or on or prior to the sixth Business Day after the Initial Borrowing Date, the second of which Borrowings may only be made on the last day of the Interest Period of the first such Borrowing and the third of which Borrowings may only be made on the last day of the Interest Period of the second such Borrowing) and (iii) shall be made by each such Bank in that aggregate principal amount which does not exceed the Term Loan Commitment of such Bank on the Initial Borrowing Date (before giving effect to the termination thereof on such date pursuant to Section 3.03(b)(ii)). Once repaid, Term Loans incurred hereunder may not be reborrowed.

                  (b) (A) Subject to and upon the terms and conditions set forth herein, each Bank with a Revolving Loan Commitment severally agrees to make, at any time and from time to time on and after the Initial Borrowing Date and prior to the Revolving Loan Maturity Date, a revolving loan or revolving loans (each a "Revolving Loan" and, collectively, the "Revolving Loans") to the Borrower, which Revolving Loans (i) shall, at the option of the Borrower, be incurred and maintained as, and/or converted into, Base Rate Loans or Eurodollar Loans, provided that (A) except as otherwise specifically provided in Section 1.10(b), all Revolving Loans comprising the same Borrowing shall at all times be of the same Type and (B) unless the Agent has determined (and has notified the Borrower) that the Syndication Date has occurred (at which time this clause (B) shall no longer be applicable), no more than three Borrowings of Revolving Loans to be maintained as Eurodollar Loans may be incurred prior to the 90th day after the Effective Date (each of which Borrowings of Eurodollar Loans may only have an Interest Period of one month, and the first of which Borrowings may only be made on the same day as the first day of the first Interest Period of the Term Loans that are maintained as Eurodollar Loans, the second of which Borrowings may only be made on the last day of the Interest Period of the first such Borrowing and the third of which Borrowings may only be made on the last day of the Interest Period of the second such Borrowing), (ii) may be repaid and reborrowed in accordance with the provisions hereof, (iii) shall not exceed for any such Bank at any time outstanding that aggregate principal amount which, when added to the product of (x) such Bank's RL Percentage and (y) the sum of
(I) the aggregate amount of all Letter of Credit Outstandings (exclusive of Unpaid Drawings which are repaid with the proceeds of, and simultaneously with the incurrence of, the respective incurrence of Revolving Loans) at such time and (II) the aggregate principal amount of all Swingline Loans (exclusive of Swingline Loans which are repaid with the proceeds of, and simultaneously with the incurrence of, the respective incurrence of Revolving Loans) then outstanding, equals the Revolving Loan Commitment of such Bank at such time and
(iv) shall not exceed for all such Banks at any time outstanding that aggregate principal amount which, when added to the sum of (I) the aggregate amount of all Letter of Credit Outstandings (exclusive of Unpaid Drawings which are repaid with the proceeds of, and simultaneously with the incurrence of, the respective incurrence of Revolving Loans) at such time and (II) the aggregate principal amount of all Swingline Loans (exclusive of Swingline Loans which are repaid with the proceeds of, and simultaneously with the incurrence of, the respective incurrence of Revolving Loans) then outstanding, equals the Total Revolving Loan Commitment at such time. Notwithstanding anything to the contrary contained in this Agreement, no more than $9,000,000 of Revolving Loans in the aggregate may be incurred on the Initial Borrowing Date.

                  (B) Revolving Loans may not be incurred as Acquisition Loans if after giving effect thereto the aggregate outstanding principal amount of Acquisition Loans would exceed the Acquisition Sub-Limit then in effect. Except to the extent made pursuant to a Mandatory Borrowing, Revolving Loans may not be incurred as Working Capital Loans if after giving effect thereto the aggregate outstanding principal amount of Working Capital Loans would exceed the Working Capital Sub-Limit then in effect.

                  (c) Subject to and upon the terms and conditions set forth herein, the Swingline Bank agrees to make, at any time and from time to time after the Initial Borrowing Date and prior to the Swingline Expiry Date, a revolving loan or revolving loans (each a "Swingline Loan" and, collectively, the "Swingline Loans") to the Borrower, which Swingline Loans (i) shall be made and maintained as Base Rate Loans, (ii) may be repaid and reborrowed in accordance with the provisions hereof, (iii) shall not exceed in aggregate principal amount at any time outstanding, when combined with the aggregate principal amount of all Revolving Loans then outstanding and the aggregate amount of all Letter of Credit Outstandings at such time, an amount equal to the Total Revolving Loan Commitment at such time, and (iv) shall not exceed in aggregate principal amount at any time outstanding the Maximum Swingline Amount. Notwithstanding anything to the contrary contained in this Section 1.01(c), (x) the Swingline Bank shall not be obligated to make any Swingline Loans at a time when a Bank Default exists unless the Swingline Bank has entered into arrangements satisfactory to it and the Borrower to eliminate the Swingline Bank's risk with respect to the Defaulting Bank's or Banks' participation in such Swingline Loans, including by cash collateralizing such Defaulting Bank's or Banks' RL Percentage of the outstanding Swingline Loans and (y) the Swingline Bank shall not make any Swingline Loan after it has received written notice from the Borrower, any other Credit Party or the Required Banks stating that a Default or an Event of Default exists and is continuing until such time as the Swingline Bank shall have received written notice (I) of rescission of all such notices from the party or parties originally delivering such notice or (II) of the waiver of such Default or Event of Default by the Required Banks.

                  (d) On any Business Day, the Swingline Bank may, in its sole discretion, give notice to the Banks with Revolving Loan Commitments that the Swingline Bank's outstanding Swingline Loans shall be funded with one or more Borrowings of Revolving Loans (provided that such notice shall be deemed to have been automatically given upon the occurrence of a Default or an Event of Default under Section 10.05 or upon the exercise of any of the remedies provided in the last paragraph of Section 10), in which case one or more Borrowings of Revolving Loans constituting Base Rate Loans (each such Borrowing, a "Mandatory
Borrowing") shall be made on the immediately succeeding Business Day by all Banks with a Revolving Loan Commitment (without giving effect to any termination thereto pursuant to the last paragraph of Section 10) pro rata based on each such Bank's RL Percentage (determined before giving effect to any termination of the Revolving Loan Commitments pursuant to the last paragraph of Section 10) and the proceeds thereof shall be applied directly by the Swingline Bank to repay the Swingline Bank for such outstanding Swingline Loans. Each such Bank hereby irrevocably agrees to make Revolving Loans upon one Business Day's notice pursuant to each Mandatory Borrowing in the amount and in the manner specified in the preceding sentence and on the date specified in writing by the Swingline Bank notwithstanding (i) the amount of the Mandatory Borrowing may not comply with the Minimum Borrowing Amount otherwise required hereunder, (ii) whether any conditions specified in Section 6 are then satisfied, (iii) whether a Default or an Event of Default then exists, (iv) the date of such Mandatory Borrowing and (v) the amount of the Total Revolving Loan Commitment at such time. In the event that any Mandatory Borrowing cannot for any reason be made on the date otherwise required above (including, without limitation, as a result of the commencement of a proceeding under the Bankruptcy Code with respect to the Borrower), then each such Bank hereby agrees that it shall forthwith purchase (as of the date the Mandatory Borrowing would otherwise have occurred, but adjusted for any payments received from the Borrower on or after such date and prior to such purchase) from the Swingline Bank such participations in the outstanding Swingline Loans as shall be necessary to cause such Banks to share in such Swingline Loans ratably based upon their respective RL Percentages (determined before giving effect to any termination of the Revolving Loan Commitments pursuant to the last paragraph of Section 10), provided that (x) all interest payable on the Swingline Loans shall be for the account of the Swingline Bank until the date as of which the respective participation is required to be purchased and, to the extent attributable to the purchased participation, shall be payable to the participant from and after such date and
(y) at the time any purchase of participations pursuant to this sentence is actually made, the purchasing Bank shall be required to pay the Swingline Bank interest on the principal amount of participation purchased for each day from and including the day upon which the Mandatory Borrowing would otherwise have occurred to but excluding the date of payment for such participation, at the overnight Federal Funds Rate for the first three days and at the rate otherwise applicable to Revolving Loans maintained as Base Rate Loans hereunder for each day thereafter.

     1.02 Minimum Amount of Each Borrowing. The aggregate principal amount of each Borrowing of Loans under a respective Tranche shall not be less than the Minimum Borrowing Amount for such Tranche. More than one Borrowing may occur on the same date, but at no time shall there be outstanding more than eight Borrowings of Eurodollar Loans.

     1.03 Notice of Borrowing. (a) Whenever the Borrower desires to incur (x) Eurodollar Loans hereunder, the Borrower shall give the Agent at the Notice Office at least three Business Days' prior notice of each Eurodollar Loan to be incurred hereunder and (y) Base Rate Loans hereunder (excluding Swingline Loans and Revolving Loans made pursuant to a Mandatory Borrowing), the Borrower shall give the Agent at the Notice Office at least one Business Day's prior notice of each Base Rate Loan to be incurred hereunder, provided that (in each case) any such notice shall be deemed to have been given on a certain day only if given before 11:00 A.M. (New York time) on such day. Each such notice (each a "Notice of Borrowing"), except as otherwise expressly provided in Section 1.10, shall be irrevocable and shall be given by the Borrower in writing, or by telephone promptly confirmed in writing, in the form of Exhibit A, appropriately completed to specify (i) the aggregate principal amount of the Loans to be incurred pursuant to such Borrowing, (ii) the date of such Borrowing (which shall be a Business Day), (iii) whether the Loans being incurred pursuant to such Borrowing shall constitute Term Loans or Revolving Loans, (iv) whether the Loans being incurred pursuant to such Borrowing are to be initially maintained as Base Rate Loans or, to the extent permitted hereunder, Eurodollar Loans and, if Eurodollar Loans, the initial Interest Period to be applicable thereto and (v) the respective portion of any Borrowing of Revolving Loans to constitute Acquisition Loans and/or Working Capital Loans, as the case may be. The Agent shall promptly give each Bank which is required to make Loans of the Tranche specified in the respective Notice of Borrowing, notice of such proposed Borrowing, of such Bank's proportionate share thereof and of the other matters required by the immediately preceding sentence to be specified in the Notice of Borrowing.

                  (b)(i) Whenever the Borrower desires to incur Swingline Loans hereunder, the Borrower shall give the Swingline Bank no later than 1:00 P.M. (New York time) on the date that a Swingline Loan is to be incurred, written notice or telephonic notice promptly confirmed in writing of each Swingline Loan to be incurred hereunder. Each such notice shall be irrevocable and specify in each case (A) the date of Borrowing (which shall be a Business Day) and (B) the aggregate principal amount of the Swingline Loans to be incurred pursuant to such Borrowing.

                  (ii) Mandatory Borrowings shall be made upon the notice specified in Section 1.01(d), with the Borrower irrevocably agreeing, by its incurrence of any Swingline Loan, to the making of the Mandatory Borrowings as set forth in Section 1.01(d).

                  (c) Without in any way limiting the obligation of the Borrower to confirm in writing any telephonic notice of any Borrowing or prepayment of Loans, the Agent or the Swingline Bank, as the case may be, may act without liability upon the basis of telephonic notice of such Borrowing or prepayment, as the case may be, believed by the Agent or the Swingline Bank, as the case may be, in good faith to be from the Chairman of the Board, the President, the Chief Financial Officer, the Treasurer or any Assistant Treasurer of the Borrower, or from any other authorized officer of the Borrower designated in writing by the Borrower to the Agent as being authorized to give such notices, prior to receipt of written confirmation. In each such case, the Borrower hereby waives the right to dispute the Agent's or Swingline Bank's record of the terms of such telephonic notice of such Borrowing or prepayment of Loans, as the case may be, absent manifest error.

     1.04 Disbursement of Funds. No later than 12:00 Noon (New York time) on the date specified in each Notice of Borrowing (or (x) in the case of Swingline Loans, no later than 3:00 P.M. (New York time) on the date specified pursuant to
Section 1.03(b)(i) or (y) in the case of Mandatory Borrowings, no later than 1:00 P.M. (New York time) on the date specified in Section 1.01(d)), each Bank with a Commitment of the respective Tranche will make available its pro rata portion (determined in accordance with Section 1.07) of each such Borrowing requested to be made on such date (or in the case of Swingline Loans, the Swingline Bank will make available the full amount thereof). All such amounts will be made available in Dollars and in immediately available funds at the Payment Office, and, except for Revolving Loans made pursuant to a Mandatory Borrowing, the Agent will promptly thereafter make available to the Borrower at the Payment Office the aggregate of the amounts so made available by the Banks. Unless the Agent shall have been notified by any Bank prior to the date of Borrowing that such Bank does not intend to make available to the Agent such Bank's portion of any Borrowing to be made on such date, the Agent may assume that such Bank has made such amount available to the Agent on such date of Borrowing and the Agent may (but shall not be obligated to), in reliance upon such assumption, make available to the Borrower a corresponding amount. If such corresponding amount is not in fact made available to the Agent by such Bank, the Agent shall be entitled to recover such corresponding amount on demand from such Bank. If such Bank does not pay such corresponding amount forthwith upon the Agent's demand therefor, the Agent shall promptly notify the Borrower and the Borrower shall immediately pay such corresponding amount to the Agent. The Agent also shall be entitled to recover on demand from such Bank or the Borrower, as the case may be, interest on such corresponding amount in respect of each day from the date such corresponding amount was made available by the Agent to the Borrower until the date such corresponding amount is recovered by the Agent, at a rate per annum equal to (i) if recovered from such Bank, at the overnight Federal Funds Rate and (ii) if recovered from the Borrower, the rate of interest applicable to the respective Borrowing, as determined pursuant to Section 1.08. Nothing in this Section 1.04 shall be deemed to relieve any Bank from its obligation to make Loans hereunder or to prejudice any rights which the Borrower may have against any Bank as a result of any failure by such Bank to make Loans hereunder.
     1.05 Notes. (a) The Borrower's obligation to pay the principal of, and interest on, the Loans made by each Bank shall be evidenced (i) if Term Loans, by a promissory note duly executed and delivered by the Borrower substantially in the form of Exhibit B-1, with blanks appropriately completed in conformity herewith (each a "Term Note" and, collectively, the "Term Notes"), (ii) if Revolving Loans, by a promissory note duly executed and delivered by the Borrower substantially in the form of Exhibit B-2, with blanks appropriately completed in conformity herewith (each a "Revolving Note" and, collectively, the "Revolving Notes") and (iii) if Swingline Loans, by a promissory note duly executed and delivered by the Borrower substantially in the form Exhibit B-3, with blanks appropriately completed in conformity herewith (the "Swingline Note").

                  (b) The Term Note issued to each Bank that has a Term Loan Commitment or outstanding Term Loans shall (i) be executed by the Borrower, (ii) be payable to such Bank or its registered assigns and be dated the Initial Borrowing Date (or, if issued after the Initial Borrowing Date, be dated the date of the issuance thereof), (iii) be in a stated principal amount equal to the Term Loans made by such Bank on the Initial Borrowing Date (or, if issued after the Initial Borrowing Date, be in a stated principal amount equal to the outstanding principal amount of Term Loans of such Bank at such time) and be payable in the outstanding principal amount of Term Loans evidenced thereby, (iv) mature on the Term Loan Maturity Date, (v) bear interest as provided in the appropriate clause of Section 1.08 in respect of the Base Rate Loans and Eurodollar Loans, as the case may be, evidenced thereby,
(vi) be subject to voluntary prepayment as provided in Section 4.01, and mandatory repayment as provided in Section 4.02, and (vii) be entitled to the benefits of this Agreement and the other Credit Documents.

                  (c) The Revolving Note issued to each Bank that has a Revolving Loan Commitment or outstanding Revolving Loans shall (i) be executed by the Borrower, (ii) be payable to such Bank or its registered assigns and be dated the Initial Borrowing Date (or, if issued after the Initial Borrowing Date, be dated the date of the issuance thereof), (iii) be in a stated principal amount equal to the Revolving Loan Commitment of such Bank (or, if issued after the termination thereof, be in a stated principal amount equal to the outstanding Revolving Loans of such Bank at such time) and be payable in the outstanding principal amount of the Revolving Loans evidenced thereby, (iv) mature on the Revolving Loan Maturity Date, (v) bear interest as provided in the appropriate clause of Section 1.08 in respect of the Base Rate Loans and Eurodollar Loans, as the case may be, evidenced thereby, (vi) be subject to voluntary prepayment as provided in Section 4.01, and mandatory repayment as provided in Section 4.02, and (vii) be entitled to the benefits of this Agreement and the other Credit Documents.

                  (d) The Swingline Note issued to the Swingline Bank shall (i) be executed by the Borrower, (ii) be payable to the Swingline Bank or its registered assigns and be dated the Initial Borrowing Date, (iii) be in a stated principal amount equal to the Maximum Swingline Amount and be payable in the outstanding principal amount of the Swingline Loans evidenced thereby from time to time, (iv) mature on the Swingline Expiry Date, (v) bear interest as provided in the appropriate clause of Section 1.08 in respect of the Base Rate Loans evidenced thereby, (vi) be subject to voluntary prepayment as provided in
Section 4.01, and mandatory repayment as provided in Section 4.02, and (vii) be entitled to the benefits of this Agreement and the other Credit Documents.

                  (e) Each Bank will note on its internal records the amount of each Loan made by it and each payment in respect thereof and will prior to any transfer of any of its Notes endorse on the reverse side thereof the outstanding principal amount of Loans evidenced thereby. Failure to make any such notation or any error in such notation shall not affect the Borrower's obligations in respect of such Loans.

     1.06 Conversions. The Borrower shall have the option to convert, on any Business Day occurring after the Initial Borrowing Date, all or a portion equal to at least the Minimum Borrowing Amount of the outstanding principal amount of Loans (other than Swingline Loans which may not be converted pursuant to this Section 1.06) made pursuant to one or more Borrowings (so long as of the same Tranche) of one or more Types of Loans into a Borrowing (of the same Tranche) of another Type of Loan, provided that, (i) except as otherwise provided in Section 1.10(b), Eurodollar Loans may be converted into Base Rate Loans only on the last day of an Interest Period applicable to the Loans being converted and no such partial conversion of Eurodollar Loans shall reduce the outstanding principal amount of such Eurodollar Loans made pursuant to a single Borrowing to less than the Minimum Borrowing Amount applicable thereto, (ii) Base Rate Loans may only be converted into Eurodollar Loans if no Default under Section 10.01 or 10.05 is in existence or no Event of Default is in existence (in either case) on the date of the conversion, (iii) unless the Agent has determined (and has notified the Borrower) that the Syndication Date has occurred (at which time this clause
(iii) shall no longer be applicable), prior to the 90th day after the Effective Date, conversions of Base Rate Loans into Eurodollar Loans may only be made if any such conversion is effective on the first day of the first, second or third Interest Period referred to in clause (B) of each of Sections 1.01(a)(ii) and 1.01(b)(i) and so long as such conversion does not result in a greater number of Borrowings of Eurodollar Loans prior to the 90th day after the Effective Date as are permitted under such Sections and (iv) no conversion pursuant to this
Section 1.06 shall result in a greater number of Borrowings of Eurodollar Loans than is permitted under Section 1.02. Each such conversion shall be effected by the Borrower by giving the Agent at the Notice Office prior to 11:00 A.M. (New York time) at least three Business Days' prior notice (each a "Notice of Conversion") specifying the Loans to be so converted, the Borrowing or Borrowings pursuant to which such Loans were made and, if to be converted into Eurodollar Loans, the Interest Period to be initially applicable thereto. The Agent shall give each Bank prompt notice of any such proposed conversion affecting any of its Loans. Upon any such conversion the proceeds thereof will be deemed to be applied directly on the day of such conversion to prepay the outstanding principal amount of the Loans being converted.

     1.07 Pro Rata Borrowings. All Borrowings of Term Loans and Revolving Loans under this Agreement shall be incurred from the Banks pro rata on the basis of their Term Loan Commitments or Revolving Loan Commitments, as the case may be. It is understood that no Bank shall be responsible for any default by any other Bank of its obligation to make Loans hereunder and that each Bank shall be obligated to make the Loans provided to be made by it hereunder, regardless of the failure of any other Bank to make its Loans hereunder.

     1.08 Interest. (a) The Borrower agrees to pay interest in respect of the unpaid principal amount of each Base Rate Loan from the date of Borrowing thereof until the earlier of (i) the maturity thereof (whether by acceleration or otherwise) and (ii) the conversion of such Base Rate Loan to a Eurodollar Loan pursuant to Section 1.06, at a rate per annum which shall be equal to the sum of the Applicable Base Rate Margin plus the Base Rate in effect from time to time.

                  (b) The Borrower agrees to pay interest in respect of the unpaid principal amount of each Eurodollar Loan from the date of Borrowing thereof until the earlier of (i) the maturity thereof (whether by acceleration or otherwise) and (ii) the conversion of such Eurodollar Loan to a Base Rate Loan pursuant to Section 1.06, 1.09 or 1.10, as applicable, at a rate per annum which shall, during each Interest Period applicable thereto, be equal to the sum of the Applicable Eurodollar Rate Margin plus the Eurodollar Rate for such Interest Period.

                  (c) Overdue principal and, to the extent permitted by law, overdue interest in respect of each Loan and any other overdue amount payable hereunder shall, in each case, bear interest at a rate per annum equal to the greater of (x) the rate which is 2% in excess of the rate then borne by such Loans and (y) the rate which is 2% in excess of the rate otherwise applicable to Base Rate Loans of such Tranche from time to time. Interest which accrues under this Section 1.08(c) shall be payable on demand.

                  (d) Accrued (and theretofore unpaid) interest shall be payable
(i) in respect of each Base Rate Loan, quarterly in arrears on each Quarterly Payment Date, (ii) in respect of each Eurodollar Loan, on the last day of each Interest Period applicable thereto and, in the case of an Interest Period in excess of three months, on each date occurring at three month intervals after the first day of such Interest Period and (iii) in respect of each Loan, on any repayment or prepayment (on the amount repaid or prepaid), at maturity (whether by acceleration or otherwise) and, after such maturity, on demand.

                  (e) Upon each Interest Determination Date, the Agent shall determine the Eurodollar Rate for each Interest Period applicable to Eurodollar Loans and shall promptly notify the Borrower and the Banks thereof. Each such determination shall, absent manifest error, be final and conclusive and binding on all parties hereto.

     1.09 Interest Periods. At the time the Borrower gives any Notice of Borrowing or Notice of Conversion in respect of the making of, or conversion into, any Eurodollar Loan (in the case of the initial Interest Period applicable thereto) or on the third Business Day prior to the expiration of an Interest Period applicable to such Eurodollar Loan (in the case of any subsequent Interest Period), the Borrower shall have the right to elect, by giving the Agent notice thereof, the interest period (each an "Interest Period") applicable to such Eurodollar Loan, which Interest Period shall, at the option of the Borrower (but otherwise subject to the limitation set forth in clause (B) of the proviso in each of Sections 1.01(a)(ii) and 1.01(b)(i)), be a one, two, three or six-month period, provided that:

                 (i) all Eurodollar Loans comprising a Borrowing shall at all times have the same Interest Period;

                 (ii) the initial Interest Period for any Eurodollar Loan shall commence on the date of Borrowing of such Eurodollar Loan (including the date of any conversion thereto from a Base Rate Loan) and each Interest Period occurring thereafter in respect of such Eurodollar Loan shall commence on the day on which the next preceding Interest Period applicable thereto expires;

                (iii) if any Interest Period for a Eurodollar Loan begins on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period, such Interest Period shall end on the last Business Day of such calendar month;

                 (iv) if any Interest Period for a Eurodollar Loan would otherwise expire on a day which is not a Business Day, such Interest Period shall expire on the next succeeding Business Day, provided, however, that if any Interest Period for a Eurodollar Loan would otherwise expire on a day which is not a Business Day but is a day of the month after which no further Business Day occurs in such month, such Interest Period shall expire on the next preceding Business Day;

                  (v) no Interest Period may be selected at any time when a Default under Section 10.01 or 10.05 is then in existence or an Event of Default is then in existence;

                 (vi) no Interest Period in respect of any Borrowing of any Tranche of Loans shall be selected which extends beyond the respective Maturity Date for such Tranche of Loans; and

                (vii) no  Interest  Period in respect of any  Borrowing  of Term
         Loans shall be selected which extends beyond any date upon which a mandatory repayment of Term Loans will be required to be made under
         Section 4.02(b), if the aggregate principal amount of Term Loans which have Interest Periods which will expire after such date will be in excess of the aggregate principal amount of Term Loans then outstanding less the aggregate amount of such required repayment.

                  If upon the expiration of any Interest Period applicable to a Borrowing of Eurodollar Loans, the Borrower has failed to elect, or is not permitted to elect, a new Interest Period to be applicable to such Eurodollar Loans as provided above, the Borrower shall be deemed to have elected to convert such Eurodollar Loans into Base Rate Loans effective as of the expiration date of such current Interest Period.

     1.10 Increased Costs, Illegality, etc. (a) In the event that any Bank shall have determined (which determination shall, absent manifest error, be final and conclusive and binding upon all parties hereto but, with respect to clause (i) below, may be made only by the Agent):

                  (i) on any Interest Determination Date that, by reason of any changes arising after the date of this Agreement affecting the interbank Eurodollar market, adequate and fair means do not exist for ascertaining the applicable interest rate on the basis provided for in the definition of Eurodollar Rate; or

                 (ii) at any time, that such Bank shall incur increased costs or reductions in the amounts received or receivable hereunder with respect to any Eurodollar Loan because of (x) any change since the date of this Agreement in any applicable law or governmental rule, regulation, order, guideline or request (whether or not having the force of law) or in the interpretation or administration thereof and including the introduction of any new law or governmental rule, regulation, order, guideline or request, such as, for example, but not limited to: (A) a change in the basis of taxation of payment to any Bank of the principal of or interest on the Notes or any other amounts payable hereunder (except for changes in the rate of tax on, or determined by reference to, the net income or profits of such Bank pursuant to the laws of the jurisdiction in which such Bank is organized or in which such Bank's principal office or applicable lending office is located or any subdivision thereof or therein), but without duplication of any amounts payable to such Bank pursuant to Section 4.04, or (B) a change in official reserve requirements, but, in all events, excluding reserves required under Regulation D to the extent included in the computation of the Eurodollar Rate and/or (y) other circumstances since the date of this Agreement affecting the interbank Eurodollar market; or

                (iii) at any time, that the making or continuance of any Eurodollar Loan has been made (x) unlawful by any law or governmental rule, regulation or order, (y) impossible by compliance by any Bank in good faith with any governmental request (whether or not having force of law) or (z) impracticable as a result of a contingency occurring after the date of this Agreement which materially and adversely affects the interbank Eurodollar market;

then, and in any such event, such Bank (or the Agent, in the case of clause (i) above) shall promptly give notice (by telephone promptly confirmed in writing) to the Borrower and, except in the case of clause (i) above, to the Agent of such determination (which notice the Agent shall promptly transmit to each of the other Banks). Thereafter (x) in the case of clause (i) above, Eurodollar Loans shall no longer be available until such time as the Agent notifies the Borrower and the Banks that the circumstances giving rise to such notice by the Agent no longer exist, and any Notice of Borrowing or Notice of Conversion given by the Borrower with respect to Eurodollar Loans which have not yet been incurred (including by way of conversion) shall be deemed rescinded by the Borrower, (y) in the case of clause (ii) above, the Borrower shall pay to such Bank, upon such Bank's written request therefor, such additional amounts (in the form of an increased rate of, or a different method of calculating, interest or otherwise as such Bank in its sole discretion shall determine) as shall be required to compensate such Bank for such increased costs or reductions in amounts received or receivable hereunder (a written notice as to the additional amounts owed to such Bank, showing in reasonable detail the basis for the calculation thereof, submitted to the Borrower by such Bank shall, absent manifest error, be final and conclusive and binding on all the parties hereto) and (z) in the case of clause (iii) above, the Borrower shall take one of the actions specified in Section 1.10(b) as promptly as possible and, in any event, within the time period required by law.

                  (b) At any time that any Eurodollar Loan is affected by the circumstances described in Section 1.10(a)(ii) or (iii), the Borrower may (and in the case of a Eurodollar Loan affected by the circumstances described in
Section 1.10(a)(iii) shall) either (x) if the affected Eurodollar Loan is then being made initially or pursuant to a conversion, cancel such Borrowing by giving the Agent telephonic notice (confirmed in writing) on the same date that the Borrower was notified by the affected Bank or the Agent pursuant to Section 1.10(a)(ii) or (iii) or (y) if the affected Eurodollar Loan is then outstanding, upon at least three Business Days' written notice to the Agent, require the affected Bank to convert such Eurodollar Loan into a Base Rate Loan, provided that, (A) to the extent permitted by applicable law or any governmental request (whether or not having the force of law), any such outstanding Eurodollar Loan may be continued as such until the end of the then current Interest Period for such Eurodollar Loan and (B) if more than one Bank is affected at any time, then all affected Banks must be treated the same pursuant to this Section 1.10(b).

                  (c) If any Bank determines that after the date of this Agreement the introduction of or any change in any applicable law or governmental rule, regulation, order, guideline, directive or request (whether or not having the force of law) concerning capital adequacy, or any change in interpretation or administration thereof by any governmental authority, central bank or comparable agency, will have the effect of increasing the amount of capital required or expected to be maintained by such Bank or any corporation controlling such Bank based on the existence of such Bank's Commitments hereunder or its obligations hereunder, then the Borrower shall pay to such Bank, upon its written demand therefor, such additional amounts as shall be required to compensate such Bank or such other corporation for the increased cost to such Bank or such other corporation or the reduction in the rate of return to such Bank or such other corporation as a result of such increase of capital. In determining such additional amounts, each Bank will act reasonably and in good faith and will use averaging and attribution methods which are reasonable, provided that such Bank's determination of compensation owing under this Section 1.10(c) shall, absent manifest error, be final and conclusive and binding on all the parties hereto. Each Bank, upon determining that any additional amounts will be payable pursuant to this Section 1.10(c), will give prompt written notice thereof to the Borrower, which notice shall show in reasonable detail the basis for calculation of such additional amounts.

                  (d) Notwithstanding anything to the contrary contained in this
Section 1.10, unless a Bank gives notice to the Borrower that the Borrower is obligated to pay any amount under this Section 1.10 within 180 days after the later of (x) the date such Bank incurs the respective increased costs or reduction in return the rate of return or (y) the date such Bank has actual knowledge of its incurrence of the respective increased costs or reduction in the rate of return, then such Bank shall only be entitled to be compensated for such amount by the Borrower pursuant to this Section 1.10 to the extent the respective increased costs or reduction in the rate of return are incurred or suffered on or after the date which occurs 180 days prior to such Bank giving notice to the Borrower that it is obligated to pay the respective amounts pursuant to this Section 1.10.

     1.11 Compensation. The Borrower shall compensate each Bank, upon its written request (which request shall set forth in reasonable detail the basis for requesting such compensation), for all reasonable losses, expenses and liabilities (including, without limitation, any loss, expense or liability incurred by reason of the liquidation or reemployment of deposits or other funds required by such Bank to fund its Eurodollar Loans but excluding loss of anticipated profits) which such Bank may sustain: (i) if for any reason (other than a default by such Bank or the Agent) a Borrowing of, or conversion from or into, Eurodollar Loans does not occur on a date specified therefor in a Notice of Borrowing or Notice of Conversion (whether or not withdrawn by the Borrower or deemed withdrawn pursuant to Section 1.10(a)); (ii) if any repayment
(including any repayment made pursuant to Section 4.01, Section 4.02 or as a result of an acceleration of the Loans pursuant to Section 10) or conversion of any of its Eurodollar Loans occurs on a date which is not the last day of an Interest Period with respect thereto; (iii) if any prepayment of any of its Eurodollar Loans is not made on any date specified in a notice of prepayment given by the Borrower; or (iv) as a consequence of (x) any other default by the Borrower to repay its Loans when required by the terms of this Agreement or any Note held by such Bank or (y) any election made pursuant to Section 1.10(b).

     1.12 Change of Lending Office. Each Bank agrees that on the occurrence of any event giving rise to the operation of Section 1.10(a)(ii) or (iii), Section 1.10(c), Section 2.06 or Section 4.04 with respect to such Bank, it will, if requested by the Borrower, use reasonable efforts (subject to overall policy considerations of such Bank) to designate another lending office for any Loans or Letters of Credit affected by such event, provided that such designation is made on such terms that such Bank and its lending office suffer no economic, legal or regulatory disadvantage, with the object of avoiding the consequence of the event giving rise to the operation of such Section. Nothing in this Section
1.12 shall
affect or postpone any of the obligations of the Borrower or the right of any Bank provided in Sections 1.10, 2.06 and 4.04.

     1.13 Replacement of Banks. (x) If any Bank becomes a Defaulting Bank or otherwise defaults in its obligations to make Loans, (y) upon the occurrence of an event giving rise to the operation of Section 1.10(a)(ii) or (iii), Section 1.10(c), Section 2.06 or Section 4.04 with respect to any Bank which results in such Bank charging to the Borrower increased costs in excess of those being generally charged by the other Banks or (z) in the case of a refusal by a Bank to consent to certain proposed changes, waivers, discharges or terminations with respect to this Agreement which have been approved by the Required Banks as (and to the extent) provided in Section 13.12(b), the Borrower shall have the right, if no Event of Default then exists (or, in the case of preceding clause (z), no Event of Default will exist immediately after giving effect to such replacement), to replace such Bank (the "Replaced Bank") with one or more other Eligible Transferees, none of whom shall constitute a Defaulting Bank at the time of such replacement (collectively, the "Replacement Bank") and each of whom shall be required to be reasonably acceptable to the Agent, provided that (i) at the time of any replacement pursuant to this Section 1.13, the Replacement Bank shall enter into one or more Assignment and Assumption Agreements pursuant to
Section 13.04(b) (and with all fees payable pursuant to said Section 13.04(b) to be paid by the Replacement Bank) pursuant to which the Replacement Bank shall acquire all of the Commitments and outstanding Loans of, and in each case participations in Letters of Credit by, the Replaced Bank and, in connection therewith, shall pay to (x) the Replaced Bank in respect thereof an amount equal to the sum of (I) an amount equal to the principal of, and all accrued interest on, all outstanding Loans of the Replaced Bank, (II) an amount equal to all Unpaid Drawings that have been funded by (and not reimbursed to) such Replaced Bank, together with all then unpaid interest with respect thereto at such time and (III) an amount equal to all accrued, but theretofore unpaid, Fees owing to the Replaced Bank pursuant to Section 3.01, (y) the Issuing Bank an amount equal to such Replaced Bank's RL Percentage of any Unpaid Drawing (which at such time remains an Unpaid Drawing) to the extent such amount was not theretofore funded by such Replaced Bank to such Issuing Bank and (z) the Swingline Bank an amount equal to such Replaced Bank's RL Percentage of any Mandatory Borrowing to the extent such amount was not theretofore funded by such Replaced Bank to the Swingline Bank and (ii) all obligations of the Borrower due and owing to the Replaced Bank at such time (other than those specifically described in clause
(i) above in respect of which the assignment purchase price has been, or is concurrently being, paid) shall be paid in full to such Replaced Bank concurrently with such replacement. Upon the execution of the respective Assignment and Assumption Agreement, the payment of amounts referred to in clauses (i) and (ii) above and, if so requested by the Replacement Bank, delivery to the Replacement Bank of the appropriate Note or Notes executed by the Borrower, the Replacement Bank shall become a Bank hereunder and the Replaced Bank shall cease to constitute a Bank hereunder, except with respect to indemnification provisions under this Agreement (including, without limitation,

Sections 1.10, 1.11, 2.06, 4.04, 12.06 and 13.01), which shall survive as to such Replaced Bank with respect to any liabilities incurred by such Replaced Bank relating to periods prior to the date such Replaced Bank ceased to be a Bank hereunder.


                  SECTION 2.  Letters of Credit.

     2.01 Letters of Credit. (a) Subject to and upon the terms and conditions set forth herein, the Borrower may request that the Issuing Bank issue, at any time and from time to time on and after the Initial Borrowing Date and prior to the 30th day prior to the Revolving Loan Maturity Date, for the account of the Borrower and for the benefit of any holder (or any trustee, agent or other similar representative for any such holders) of L/C Supportable Obligations of the Borrower or any of its Subsidiaries, an irrevocable standby letter of credit, in a form customarily used by the Issuing Bank or in such other form as has been approved by the Issuing Bank (each such standby letter of credit, a "Letter of Credit") in support of such L/C Supportable Obligations. All Letters of Credit shall be denominated in Dollars and shall be issued on a sight basis only.

                  (b) Subject to and upon the terms and conditions set forth herein, the Issuing Bank agrees that it will, at any time and from time to time on and after the Initial Borrowing Date and prior to the 30th day prior to the Revolving Loan Maturity Date, following its receipt of the respective Letter of Credit Request, issue for the account of the Borrower, one or more Letters of Credit in support of such L/C Supportable Obligations of the Borrower or any of its Subsidiaries as are permitted to remain outstanding without giving rise to a Default or an Event of Default, provided that the Issuing Bank shall be under no obligation to issue any Letter of Credit of the types described above if at the time of such issuance:

                   (i) any order, judgment or decree of any governmental authority or arbitrator shall purport by its terms to enjoin or restrain the Issuing Bank from issuing such Letter of Credit or any requirement of law applicable to the Issuing Bank or any request or directive (whether or not having the force of law) from any governmental authority with jurisdiction over the Issuing Bank shall prohibit, or request that the Issuing Bank refrain from, the issuance of letters of credit generally or such Letter of Credit in particular or shall impose upon the Issuing Bank with respect to such Letter of Credit any restriction or reserve or capital requirement (for which the Issuing Bank is not otherwise compensated) not in effect on the date hereof, or any unreimbursed loss, cost or expense which was not applicable or in effect with respect to the Issuing Bank as of the date hereof and which the Issuing Bank reasonably and in good faith deems material to it; or

                  (ii) the Issuing Bank shall have received notice from the Borrower, any other Credit Party or the Required Banks prior to the issuance of such Letter of Credit of the type described in the second sentence of Section 2.03(b).

     2.02 Maximum Letter of Credit Outstandings; Final Maturities. Notwithstanding anything to the contrary contained in this Agreement, (i) no Letter of Credit shall be issued the Stated Amount of which, when added to the Letter of Credit Outstandings (exclusive of Unpaid Drawings which are repaid on the date of, and prior to the issuance of, the respective Letter of Credit) at such time would exceed either (x) $2,000,000 or (y) when added to the aggregate principal amount of all Revolving Loans then outstanding and the aggregate principal amount of all Swingline Loans then outstanding, an amount equal to the Total Revolving Loan Commitment at such time and (ii) each Letter of Credit shall by its terms terminate on or before the earlier of (x) the date which occurs 12 months after the date of the issuance thereof (although any such Letter of Credit may be extendable for successive periods of up to 12 months, but not beyond the third Business Day prior to the Revolving Loan Maturity Date, on terms acceptable to the Issuing Bank) and (y) three Business Days prior to the Revolving Loan Maturity Date.

     2.03 Letter of Credit Requests; Minimum Stated Amount. (a) Whenever the Borrower desires that a Letter of Credit be issued for its account, the Borrower shall give the Agent and the Issuing Bank at least five Business Days' (or such shorter period as is acceptable to the Issuing Bank) written notice thereof. Each notice shall be in the form of Exhibit C appropriately completed (each a "Letter of Credit Request").

                  (b) The making of each Letter of Credit Request shall be deemed to be a representation and warranty by the Borrower that such Letter of Credit may be issued in accordance with, and will not violate the requirements of, Section 2.02. Unless the Issuing Bank has received notice from the Borrower, any other Credit Party or the Required Banks before it issues a Letter of Credit that one or more of the conditions specified in Section 5 or 6 are not then satisfied, or that the issuance of such Letter of Credit would violate Section 2.02, then the Issuing Bank shall, subject to the terms and conditions of this Agreement, issue the requested Letter of Credit for the account of the Borrower in accordance with the Issuing Bank's usual and customary practices. Upon its issuance of or amendment or modification to any Letter of Credit, the Issuing Bank shall promptly notify the Borrower and the Agent of such issuance, amendment or modification and such notification shall be accompanied by a copy of the issued Letter of Credit or amendment or modification. Notwithstanding anything to the contrary contained in this Agreement, in the event that a Bank Default exists, the Issuing Bank shall not be required to issue any Letter of Credit unless the Issuing Bank has entered into an arrangement satisfactory to it and the Borrower to eliminate the Issuing Bank's risk with respect to the participation in Letters of Credit by the Defaulting Bank or Banks, including by cash collateralizing such Defaulting Bank's or Banks' RL Percentage of the Letter of Credit Outstandings.

                  (c) The initial Stated Amount of each Letter of Credit shall not be less than $100,000 or such lesser amount as is acceptable to the Issuing Bank.

     2.04 Letter of Credit Participations. (a) Immediately upon the issuance by the Issuing Bank of any Letter of Credit, the Issuing Bank shall be deemed to have sold and transferred to each Bank with a Revolving Loan Commitment, other than the Issuing Bank (each such Bank, in its capacity under this Section 2.04, a "Participant"), and each such Participant shall be deemed irrevocably and unconditionally to have purchased and received from the Issuing Bank, without recourse or warranty, an undivided interest and participation, to the extent of such Participant's RL Percentage, in such Letter of Credit, each drawing or payment made thereunder and the obligations of the Borrower under this Agreement with respect thereto, and any security therefor or guaranty pertaining thereto. Upon any change in the Revolving Loan Commitments or RL Percentages of the Banks pursuant to Section 1.13 or 13.04, it is hereby agreed that, with respect to all outstanding Letters of Credit and Unpaid Drawings, there shall be an automatic adjustment to the participations pursuant to this Section 2.04 to reflect the new RL Percentages of the assignor and assignee Bank, as the case may be.

                  (b) In determining whether to pay under any Letter of Credit, the Issuing Bank shall not have an obligation relative to the other Banks other than to confirm that any documents required to be delivered under such Letter of Credit appear to have been delivered and that they appear to substantially comply on their face with the requirements of such Letter of Credit. Any action taken or omitted to be taken by the Issuing Bank under or in connection with any Letter of Credit if taken or omitted in the absence of gross negligence or willful misconduct (as finally determined by a court of competent jurisdiction), shall not create for the Issuing Bank any resulting liability to the Borrower, any other Credit Party, any Bank or any other Person.

                  (c) In the event that the Issuing Bank makes any payment under any Letter of Credit and the Borrower shall not have reimbursed such amount in full to the Issuing Bank pursuant to Section 2.05(a), the Issuing Bank shall promptly notify the Agent, which shall promptly notify each Participant of such failure, and each Participant shall promptly and unconditionally pay to the Issuing Bank the amount of such Participant's RL Percentage of such unreimbursed payment in Dollars and in same day funds. If the Agent so notifies, prior to 11:00 A.M. (New York time) on any Business Day, any Participant required to fund a payment under a Letter of Credit, such Participant shall make available to the Issuing Bank in Dollars such Participant's RL Percentage of the amount of such payment on such Business Day in same day funds. If and to the extent such Participant shall not have so made its RL Percentage of the amount of such payment available to the Issuing Bank, such Participant agrees to pay to the Issuing Bank, forthwith on demand such amount, together with interest thereon, for each day from such date until the date such amount is paid to the Issuing Bank at the overnight Federal Funds Rate for the first three days and at the interest rate applicable to Revolving Loans maintained as Base Rate Loans for each day thereafter. The failure of any Participant to make available to the Issuing Bank its RL Percentage of any payment under any Letter of Credit shall not relieve any other Participant of its obligation hereunder to make available to the Issuing Bank its RL Percentage of any Letter of Credit on the date required, as specified above, but no Participant shall be responsible for the failure of any other Participant to make available to the Issuing Bank such other Participant's RL Percentage of any such payment.

                  (d) Whenever the Issuing Bank receives a payment of a reimbursement obligation as to which it has received any payments from the Participants pursuant to clause (c) above, the Issuing Bank shall pay to each Participant which has paid its RL Percentage thereof, in Dollars and in same day funds, an amount equal to such Participant's share (based upon the proportionate aggregate amount originally funded by such Participant to the aggregate amount funded by all Participants) of the principal amount of such reimbursement obligation and interest thereon accruing after the purchase of the respective participations.

                  (e) Upon the request of any Participant, the Issuing Bank shall furnish to such Participant copies of any Letter of Credit issued by it and such other documentation as may reasonably be requested by such Participant.

                  (f) The obligations of the Participants to make payments to the Issuing Bank with respect to Letters of Credit issued by it shall be irrevocable and not subject to any qualification or exception whatsoever and shall be made in accordance with the terms and conditions of this Agreement under all circumstances, including, without limitation, any of the following circumstances:

                   (i) any lack of validity or enforceability of this Agreement or any of the other Credit Documents;

                  (ii) the existence of any claim, setoff, defense or other right which the Borrower or any of its Subsidiaries may have at any time against a beneficiary named in a Letter of Credit, any transferee of any Letter of Credit (or any Person for whom any such transferee may be acting), the Agent, any Participant, or any other Person, whether in connection with this Agreement, any Letter of Credit, the transactions contemplated herein or any unrelated transactions (including any underlying transaction between the Borrower or any Subsidiary of the Borrower and the beneficiary named in any such Letter of Credit);

                 (iii) any draft, certificate or any other document presented under any Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect;

                  (iv) the surrender or impairment of any security for the performance or observance of any of the terms of any of the Credit Documents; or

                   (v) the occurrence of any Default or Event of Default.

     2.05 Agreement to Repay Letter of Credit Drawings. (a) The Borrower agrees to reimburse the Issuing Bank, by making payment to the Agent in immediately available funds at the Payment Office, for any payment or disbursement made by the Issuing Bank under any Letter of Credit (each such amount, so paid until reimbursed, an "Unpaid Drawing"), not later than one Business Day following receipt by the Borrower of notice of such payment or disbursement (provided that no such notice shall be required to be given if a Default or an Event of Default under Section 10.05 shall have occurred and be continuing, in which case the Unpaid Drawing shall be due and payable immediately without presentment, demand, protest or notice of any kind (all of which are hereby waived by the Borrower)), with interest on the amount so paid or disbursed by the Issuing Bank, to the extent not reimbursed prior to 12:00 Noon (New York time) on the date of such payment or disbursement, from and including the date paid or disbursed to but excluding the date the Issuing Bank was reimbursed by the Borrower therefor at a rate per annum which shall be the Base Rate in effect from time to time plus the Applicable Base Rate Margin for Revolving Loans; provided, however, to the extent such amounts are not reimbursed prior to 12:00 Noon (New York time) on the third Business Day following the receipt by the Borrower of notice of such payment or disbursement or following the occurrence of a Default or an Event of Default under Section 10.05, interest shall thereafter accrue on the amounts so paid or disbursed by the Issuing Bank (and until reimbursed by the Borrower) at a rate per annum which shall be the Base Rate in effect from time to time plus the Applicable Base Rate Margin for Revolving Loans plus 2%, in each such case, with interest to be payable on demand. The Issuing Bank shall give the Borrower prompt written notice of each Drawing under any Letter of Credit, provided that the failure to give any such notice shall in no way affect, impair or diminish the Borrower's obligations hereunder.

                  (b) The obligations of the Borrower under this Section 2.05 to reimburse the Issuing Bank with respect to Unpaid Drawings (including, in each case, interest thereon) shall be absolute and unconditional under any and all circumstances and irrespective of any setoff, counterclaim or defense to payment which the Borrower may have or have had against any Bank (including in its capacity as issuer of the Letter of Credit or as Participant), including, without limitation, any defense based upon the failure of any drawing under a Letter of Credit (each a "Drawing") to conform to the terms of the Letter of Credit or any nonapplication or misapplication by the beneficiary of the proceeds of such Drawing; provided, however, that the Borrower shall not be obligated to reimburse the Issuing Bank for any wrongful payment made by the Issuing Bank under a Letter of Credit as a result of acts or omissions constituting willful misconduct or gross negligence on the part of the Issuing Bank (as finally determined by a court of competent jurisdiction).

     2.06 Increased Costs. (a) If at any time after the date of this Agreement, the introduction of or any change in any applicable law, rule, regulation, order, guideline or request or in the interpretation or administration thereof by any governmental authority charged with the interpretation or administration thereof, or compliance by the Issuing Bank or any Participant with any request or directive by any such authority (whether or not having the force of law), shall either (i) impose, modify or make applicable any reserve, deposit, capital adequacy or similar requirement against letters of credit issued by the Issuing Bank or participated in by any Participant, or (ii) impose on the Issuing Bank or any Participant any other conditions relating, directly or indirectly, to this Agreement; and the result of any of the foregoing is to increase the cost to the Issuing Bank or any Participant of issuing, maintaining or participating in any Letter of Credit, or reduce the amount of any sum received or receivable by the Issuing Bank or any Participant hereunder or reduce the rate of return on its capital with respect to Letters of Credit (except for changes in the rate of tax on, or determined by reference to, the net income or profits of the Issuing Bank or such Participant pursuant to the laws of the jurisdiction in which it is organized or in which its principal office or applicable lending office is located or any subdivision thereof or therein), then, upon the delivery of the certificate referred to below to the Borrower by the Issuing Bank or any Participant (a copy of which certificate shall be sent by the Issuing Bank or such Participant to the Agent), the Borrower shall pay to the Issuing Bank or such Participant such additional amount or amounts as will compensate such Bank for such increased cost or reduction in the amount receivable or reduction on the rate of return on its capital. The Issuing Bank or any Participant, upon determining that any additional amounts will be payable pursuant to this Section 2.06, will give prompt written notice thereof to the Borrower, which notice shall include a certificate submitted to the Borrower by the Issuing Bank or such Participant (a copy of which certificate shall be sent by the Issuing Bank or such Participant to the Agent), setting forth in reasonable detail the basis for the calculation of such additional amount or amounts necessary to compensate the Issuing Bank or such Participant. The certificate required to be delivered pursuant to this Section 2.06 shall, absent manifest error, be final and conclusive and binding on the Borrower.

                  (b) Notwithstanding anything to the contrary contained in this
Section 2.06, unless the Issuing Bank or a Participant gives notice to the Borrower that the Borrower is obligated to pay any amount under this Section
2.06 within 180 days after the later of (x) the date the Issuing Bank or such Participant incurs the respective increased costs or reduction in return the rate of return or (y) the date the Issuing Bank or such Participant has acknowledge of its incurrence of the respective increased costs or reduction in the rate of return, then the Issuing Bank or such Participant shall only be entitled to be compensated for such amount by the Borrower pursuant to this
Section 2.06 to the extent the respective increased costs or reduction in the rate of return are incurred or suffered on or after the date which occurs 180 days prior to the Issuing Bank or such Participant giving notice to the Borrower that it is obligated to pay the respective amounts pursuant to this Section 2.06.

                  SECTION 3. Commitment Commission; Fees; Reductions of Commitment.

     3.01 Fees. (a) The Borrower agrees to pay to the Agent for distribution to each Non-Defaulting Bank with a Term Loan Commitment, a commitment commission (the "Term Loan Commitment Commission") for the period from and including the Effective Date to but excluding the date on which the Total Term Loan Commitment shall have been terminated, computed at a rate for each day equal to the Applicable Commitment Commission Percentage on the daily Term Loan Commitment of such Non-Defaulting Bank. Accrued Term Loan Commitment Commission shall be due and payable quarterly in arrears on each Quarterly Payment Date and on the date on which the Total Term Loan Commitment shall have been terminated.

                  (b) The Borrower agrees to pay to the Agent for distribution to each Non-Defaulting Bank with a Revolving Loan Commitment, a commitment commission (the "Revolving Loan Commitment Commission") for the period from and including the Effective Date to but excluding the Revolving Loan Maturity Date (or such earlier date on which the Total Revolving Loan Commitment shall have been terminated), computed at a rate for each day equal to the Applicable Commitment Commission Percentage on the daily average Unutilized Revolving Loan Commitment of such Non-Defaulting Bank. Accrued Revolving Loan Commitment Commission shall be due and payable quarterly in arrears on each Quarterly Payment Date and on the Revolving Loan Maturity Date (or such earlier date on which the Total Revolving Loan Commitment shall have been terminated).

                  (c) The Borrower agrees to pay to the Agent for distribution to each Bank with a Revolving Loan Commitment (based on each such Bank's respective RL Percentage) a fee in respect of each Letter of Credit issued hereunder (the "Letter of Credit Fee") for the period from and including the date of issuance of such Letter of Credit to and including the date of termination or expiration of such Letter of Credit, computed at a rate per annum equal to the Applicable Eurodollar Rate Margin then in effect with respect to Revolving Loans on the daily Stated Amount of such Letter of Credit. Accrued Letter of Credit Fees shall be due and payable quarterly in arrears on each Quarterly Payment Date and on the first day after the termination of the Total Revolving Loan Commitment upon which no Letters of Credit remain outstanding.

                  (d) The Borrower agrees to pay to the Issuing Bank, for its own account, a facing fee in respect of each Letter of Credit issued hereunder (the "Facing Fee") for the period from and including the date of issuance of such Letter of Credit to and including the date of the termination of such Letter of Credit, computed at a rate equal to 1/4 of 1% per annum on the daily Stated Amount of such Letter of Credit, provided that in any event the minimum amount of the Facing Fee payable in any 12 month period for each Letter of Credit shall be $500; it being agreed that, on the date of issuance of any Letter of Credit and on each anniversary thereof prior to the termination of such Letter of Credit, if $500 will exceed the amount of Facing Fees that will accrue with respect to such Letter of Credit for the immediately succeeding 12 month period, the full $500 shall be payable on the date of issuance of such Letter of Credit and on each such anniversary thereof. Except as otherwise provided in the proviso to the immediately preceding sentence, accrued Facing Fees shall be due and payable quarterly in arrears on each Quarterly Payment Date and upon the first day after the termination of the Total Revolving Loan Commitment upon which no Letters of Credit remain outstanding.

                  (e) The Borrower agrees to pay to the Issuing Bank, for its own account, upon each payment under, issuance of, or amendment to, any Letter of Credit, such amount as shall at the time of such event be the administrative charge and the reasonable expenses which the Issuing Bank is generally imposing in connection with such occurrence with respect to letters of credit issued by it.

                  (f) The Borrower agrees to pay to the Agent, for its own account, such other fees as have been agreed to in writing by the Borrower and the Agent.

     3.02 Voluntary Termination of Unutilized Revolving Loan Commitments. (a) Upon at least one Business Day's prior written notice to the Agent at the Notice Office (which notice the Agent shall promptly transmit to each of the Banks), the Borrower shall have the right, at any time or from time to time, without premium or penalty, to terminate the Total Unutilized Revolving Loan Commitment, in whole or in part, pursuant to this Section 3.02(a), in an integral multiple of $500,000, in the case of partial reductions to the Total Unutilized Revolving Loan Commitment, which notice shall specify the portion of the specified reduction which shall apply to the Unutilized Acquisition Sub-Limit and the Unutilized Working Capital Sub-Limit, respectively, provided that each such reduction shall apply proportionately to permanently reduce the Revolving Loan Commitment of each Bank with such a Commitment.

                  (b) In the event of a refusal by a Bank to consent to certain proposed changes, waivers, discharges or terminations with respect to this Agreement which have been approved by the Required Banks as (and to the extent) provided in Section 13.12(b), the Borrower may, subject to its compliance with the requirements of Section 13.12(b), upon five Business Days' prior written notice to the Agent at the Notice Office (which notice the Agent shall promptly transmit to each of the Banks) terminate all of the Commitments of such Bank, so long as all Loans, together with accrued and unpaid interest, Fees and all other amounts, owing to such Bank are repaid concurrently with the effectiveness of such termination pursuant to Section 4.01(b) (at which time Schedule I shall be deemed modified to reflect such changed amounts), and at such time, such Bank shall no longer constitute a "Bank" for purposes of this Agreement, except with respect to indemnifications under this Agreement (including, without limitation, Sections 1.10, 1.11, 2.06, 4.04, 12.06 and 13.01), which shall survive as to such repaid Bank.

     3.03 Mandatory Reduction of Commitments. (a) The Total Commitment (and each of the Commitments of each Bank) shall terminate in its entirety on March 31, 1998 unless the Initial Borrowing Date has occurred on or before such date.

                  (b) In addition to any other mandatory commitment reductions pursuant to this Section 3.03, the Total Term Loan Commitment (and the Term Loan Commitment of each Bank) shall terminate in its entirety on the earlier of (i) the date on which a Change of Control occurs and (ii) the Initial Borrowing Date (after giving effect to the incurrence of the Term Loans on the Initial Borrowing Date).

                  (c) In addition to any other mandatory commitment reductions pursuant to this Section 3.03, the Total Revolving Loan Commitment (and the Revolving Loan Commitment of each Bank) shall terminate in its entirety on the earlier of (i) the date on which a Change of Control occurs and (ii) the Revolving Loan Maturity Date.

                  (d) In addition to any other mandatory commitment reductions pursuant to this Section 3.03, the Total Term Loan Commitment shall be permanently reduced on the dates, and in the amounts, required by Sections 4.02(c), (d), (e) and (g). Each reduction to the Total Term Loan Commitment pursuant to this Section 3.03(d) shall be applied proportionately to permanently reduce the Term Loan Commitment of each Bank with such a Commitment.

                  (e) In addition to any other mandatory commitment reductions pursuant to this Section 3.03, on each date after the Effective Date upon which a mandatory repayment of Term Loans (or a mandatory reduction to the Total Term Loan Commitment, as the case may be) pursuant to any of Sections 4.02(c) through
(g), inclusive, is required (and exceeds in amount the aggregate principal amount of Term Loans then outstanding (or the Total Term Loan Commitment was then in effect, as the case may be)) or would be required if Term Loans were then outstanding (or the Total Term Commitment as then in effect, as the case may be), the Total Revolving Loan Commitment shall be permanently reduced by the amount, if any, by which the amount required to be applied pursuant to said Sections (determined as if an unlimited amount of Term Loans were actually outstanding (or the Total Term Loan Commitment was then in effect, as the case may be)) exceeds the aggregate principal amount of Term Loans then outstanding (or the Total Term Loan Commitment as then in effect, as the case may be).
 Each reduction to the Total Revolving Loan Commitment pursuant to this Section 3.03(e) shall be applied proportionately to permanently reduce the Revolving Loan Commitment of each Bank with such a Commitment.

                  SECTION 4.  Prepayments; Payments; Taxes.

    4.01 Voluntary Prepayments. (a) The Borrower shall have the right to prepay the Loans, without premium or penalty, in whole or in part at any time and from time to time on the following terms and conditions: (i) the Borrower shall give the Agent prior to 12:00 Noon (New York time) at the Notice Office (x) at least one Business Day's prior written notice (or telephonic notice promptly confirmed in writing) of its intent to prepay Base Rate Loans (or same day notice in the case of a prepayment of Swingline Loans) and (y) at least three Business Days' prior written notice (or telephonic notice promptly confirmed in writing) of its intent to prepay Eurodollar Loans, whether Term Loans, Revolving Loans or Swingline Loans shall be prepaid, the amount of such prepayment and the Types of Loans to be prepaid and, in the case of Eurodollar Loans, the specific Borrowing or Borrowings pursuant to which made, which notice the Agent shall, except in the case of Swingline Loans, promptly transmit to each of the Banks; (ii) (x) each partial prepayment of Term Loans pursuant to this Section 4.01(a) shall be in an aggregate principal amount of at least $500,000 and in integral multiples of $100,000 in excess thereof, (y) each partial prepayment of Revolving Loans pursuant to this Section 4.01(a) shall be in an aggregate principal amount of at least $250,000 and in integral multiples of $100,000 in excess thereof, and (z) each partial prepayment of Swingline Loans pursuant to this Section 4.01(a) shall be in an aggregate principal amount of at least $50,000 and in integral multiples of $50,000 in excess thereof, provided that if any partial prepayment of Eurodollar Loans made pursuant to any Borrowing shall reduce the outstanding principal amount of Eurodollar Loans made pursuant to such Borrowing to an amount less than the Minimum Borrowing Amount applicable thereto, then such Borrowing may not be continued as a Borrowing of Eurodollar Loans and any election of an Interest Period with respect thereto given by the Borrower shall have no force or effect; (iii) each prepayment pursuant to this Section 4.01(a) in respect of any Loans made pursuant to a Borrowing shall be applied pro rata among such Loans, provided that at the Borrower's election in connection with any prepayment of Revolving Loans pursuant to this Section 4.01(a), such prepayment shall not, so long as no Default or Event of Default then exists, be applied to any Revolving Loan of a Defaulting Bank; (iv) each voluntary prepayment of Term Loans pursuant to this Section 4.01(a) shall be applied to reduce the then remaining Scheduled Repayments of Term Loans on a pro rata basis (based upon the then remaining unpaid principal amounts of such Scheduled Repayments after giving effect to all prior reductions thereto); and (v) with respect to each prepayment of any Revolving Loans made pursuant to this Section 4.01(a), such prepayment shall, unless otherwise directed by the Borrower at the time of prepayment, first be deemed applied to any outstanding Working Capital Loans and then to any outstanding Acquisition Loans.

                  (b) In the event of a refusal by a Bank to consent to certain proposed changes, waivers, discharges or terminations with respect to this Agreement which have been approved by the Required Banks as (and to the extent) provided in Section 13.12(b), the Borrower may, upon five Business Days' prior written notice to the Agent at the Notice Office (which notice the Agent shall promptly transmit to each of the Banks) repay all Loans of, together with accrued and unpaid interest, Fees and other amounts owing to, such Bank in accordance with, and subject to the requirements of, said Section 13.12(b) so long as (A) in the case of the repayment of Revolving Loans of any Bank pursuant to this Section 4.01(b) the Revolving Loan Commitment of such Bank is terminated concurrently with such repayment pursuant to Section 3.02(b) (at which time Schedule I shall be deemed modified to reflect the changed Revolving Loan Commitments) and (B) the consents, if any, required under Section 13.12(b) in connection with the repayment pursuant to this clause (b) have been obtained.

     4.02 Mandatory Repayments and Commitment Reductions. (a) (i) On any day on which the sum of the aggregate outstanding principal amount of the Revolving Loans, Swingline Loans and the Letter of Credit Outstandings exceeds the Total Revolving Loan Commitment as then in effect, the Borrower shall prepay on such day the principal of Swingline Loans and, after all Swingline Loans have been repaid in full (or if no Swingline Loans are outstanding), Revolving Loans in an amount equal to such excess. If, after giving effect to the prepayment of all outstanding Swingline Loans and Revolving Loans, the aggregate amount of the Letter of Credit Outstandings exceeds the Total Revolving Loan Commitment as then in effect, the Borrower shall pay to the Agent at the Payment Office on such day an amount of cash and/or Cash Equivalents equal to the amount of such excess (up to a maximum amount equal to the Letter of Credit Outstandings at such time), such cash and/or Cash Equivalents to be held as security for all obligations of the Borrower to the Issuing Bank and the Banks hereunder in a cash collateral account to be established by the Agent. All repayments of Revolving Loans pursuant to this Section 4.02(a)(i) shall be applied to repay outstanding Acquisition Loans and Working Capital Loans in proportion to their respective outstanding amounts except to the extent that such repayment would result in the outstanding principal amount of (x) Acquisition Loans exceeding the Acquisition Sub-Limit as then in effect or (y) Working Capital Loans exceeding the Working Capital Sub-Limit as then in effect, in which case such repayment will be applied to Acquisition Loans and/or Working Capital Loans in such allocation as will best result in the respective Sub-Limit not being exceeded.

                  (ii) If, after giving effect to any prepayment then being made pursuant to Section 4.02(a)(i), on any day on which the aggregate outstanding principal amount of Working Capital Loans exceeds the Working Capital Sub-Limit as then in effect, the Borrower shall prepay on such day the principal of Working Capital Loans in an amount equal to such excess.

                  (iii) If, after giving effect to any prepayment then being made pursuant to Section 4.02(a)(i), on any day on which the aggregate outstanding principal amount of Acquisition Loans exceeds the Acquisition Sub-Limit as then in effect, the Borrower shall prepay on such day the principal of Acquisition Loans in an amount equal to such excess.

                  (b) In addition to any other mandatory repayments pursuant to this Section 4.02, on each date set forth below, the Borrower shall be required to repay that principal amount of Term Loans, to the extent then outstanding, as is set forth opposite such date below (each such repayment, as the same may be reduced as provided in Sections 4.01(a) and 4.02(h), a "Scheduled Repayment"):

Scheduled Repayment Date                               Amount
------------------------                              --------

February 28, 1999                                    $750,000
May 31, 1999                                         $750,000
August 31, 1999                                      $750,000
November 30, 1999                                    $750,000

February 29, 2000                                  $1,000,000
May 31, 2000                                       $1,000,000
August 31, 2000                                    $1,000,000
November 30, 2000                                  $1,000,000

February 28, 2001                                  $1,500,000
May 31, 2001                                       $1,500,000
August 31, 2001                                    $1,500,000
November 30, 2001                                  $1,500,000

February 28, 2002                                  $1,750,000
May 31, 2002                                       $1,750,000
November 30, 2002                                  $1,750,000
Term Loan Maturity Date                            $1,750,000


                  (c) In addition to any other mandatory repayments or commitment reductions pursuant to this Section 4.02, on each date after the Effective Date upon which Holdings or any of its Subsidiaries receives any cash proceeds from any capital contribution or any sale or issuance of its equity (other than cash proceeds received (i) as part of the Equity Financing, (ii) from the issuance by Holdings of shares of its common stock (including as a result of the exercise of any options with regard thereto), or options to purchase to shares of its common stock, to officers, directors and employees of Holdings and its Subsidiaries in an aggregate amount not to exceed $500,000 in any fiscal year of Holdings or (iii) from equity contributions to any Subsidiary of Holdings to the extent made by Holdings or another Subsidiary of Holdings), an amount equal to 50% of the Net Equity

Proceeds of such capital contribution or sale or issuance of equity shall be applied as a mandatory repayment of principal of outstanding Term (or, if the Initial Borrowing Date has not yet occurred, as a mandatory reduction to the Total Term Loan Commitment) Loans in accordance with the requirements of Sections 4.02(h) and (i).

                  (d) In addition to any other mandatory repayments or commitment reductions pursuant to this Section 4.02, on each date on or after the Effective Date upon which Holdings or any of its Subsidiaries receives any cash proceeds from any incurrence by Holdings or any of its Subsidiaries of Indebtedness for borrowed money (other than Indebtedness for borrowed money permitted to be incurred pursuant to Section 9.04 as such Section is in effect on the Effective Date), an amount equal to 100% of the Net Debt Proceeds of the respective incurrence of Indebtedness shall be applied as a mandatory repayment of principal of outstanding Term Loans (or, if the Initial Borrowing Date has not yet occurred, as a mandatory reduction to the Total Term Loan Commitment) in accordance with the requirements of Sections 4.02(h) and (i).

                  (e) In addition to any other mandatory repayments or commitment reductions pursuant to this Section 4.02, on each date on or after the Effective Date upon which Holdings or any of its Subsidiaries receives any cash proceeds from any Asset Sale, an amount equal to 100% of the Net Sale Proceeds from such Asset Sale shall be applied as a mandatory repayment of principal of outstanding Term Loans (or, if the Initial Borrowing Date has not yet occurred, as a mandatory reduction to the Total Term Loan Commitment) in accordance with the requirements of Sections 4.02(h) and (i); provided that with respect to no more than $1,500,000 in the aggregate of cash proceeds from Asset Sales in any fiscal year of Holdings, such Net Sale Proceeds therefrom shall not be required to be so applied on such date so long as no Default under Section
10.01 or 10.05 then exists or no Event of Default then exists and Holdings has delivered a certificate to the Agent on or prior to such date stating that such Net Sale Proceeds shall be used to purchase replacement assets within 300 days following the date of such Asset Sale (which certificate shall set forth the estimates of the proceeds to be so expended), and provided further, that if all or any portion of such Net Sale Proceeds not required to be applied to the repayment of outstanding Term Loans (or to reduce the Total Term Loan Commitment, as the case may be) are not so reinvested in replacement assets within such 300 day period, such remaining portion shall be applied on the last day of such period as a mandatory repayment of principal of outstanding Term Loans as provided above in this Section 4.02(e) without regard to the immediately preceding proviso.

                  (f) In addition to any other mandatory repayments pursuant to this Section 4.02, on each Excess Cash Payment Date, an amount equal to the Applicable Excess Cash Flow Percentage of the Excess Cash Flow for the relevant Excess Cash Payment Period shall be applied as a mandatory repayment of principal of outstanding Term Loans in accordance with the requirements of Sections 4.02(h) and (i).

                  (g) In addition to any other mandatory repayments or commitment reductions pursuant to this Section 4.02, within 10 days following each date on or after the Effective Date upon which Holdings or any of its Subsidiaries receives any cash proceeds from any Recovery Event, an amount equal to 100% of the Net Insurance Proceeds from such Recovery Event shall be applied as a mandatory repayment of principal of outstanding Term Loans (or, if the Initial Borrowing Date has not yet occurred, as a mandatory reduction to the Total Term Loan Commitment) in accordance with the requirements of Sections 4.02(h) and (i), provided that so long as no Default under Section 10.01 or
10.05 then exists or no Event of Default then exists and such Net Insurance Proceeds do not exceed $2,500,000, such Net Insurance Proceeds shall not be required to be so applied on such date to the extent that Holdings has delivered a certificate to the Agent on or prior to such date stating that such Net Insurance Proceeds shall be used to replace or restore any properties or assets in respect of which such Net Insurance Proceeds were paid within 300 days following the date of the receipt of such Net Insurance Proceeds (which certificate shall set forth the estimates of the proceeds to be so expended), and provided further, that (i) if the amount of such Net Insurance Proceeds exceeds $2,500,000, then the entire amount of such Net Insurance Proceeds, and not just the portion of such Net Insurance Proceeds in excess of $2,500,000, shall be applied as a mandatory repayment of Term Loans (or, if the Initial Borrowing Date has not yet occurred, as a mandatory reduction to the Total Term Loan Commitment) as provided above in this Section 4.02(g) without regard to the immediately preceding proviso and (ii) if all or any portion of such Net Insurance Proceeds not required to be applied to the repayment of outstanding Term Loans (or to reduce the Total Term Loan Commitment, as the case may) be pursuant to the immediately preceding proviso are not so used within 300 days after the date of the receipt of such Net Insurance Proceeds, such remaining portion shall be applied on the last day of such period as a mandatory repayment of principal of outstanding Term Loans as provided above in this Section 4.02(g) without regard to the immediately preceding proviso.

                  (h) Each amount required to be applied to repay outstanding Term Loans (or, if the Initial Borrowing Date has not yet occurred, to reduce the Total Term Loan Commitment, as the case may be) pursuant to Sections 4.02(c), (d), (e), (f) and (g) shall be applied to reduce the then remaining Scheduled Repayments on a pro rata basis (based upon the then remaining unpaid principal amounts of such Scheduled Repayments after giving effect to all prior reductions thereto).

                  (i) With respect to each  repayment of Loans  required by this
Section 4.02, the Borrower may designate the Types of Loans of the respective Tranche which are to be repaid and, in the case of Eurodollar Loans, the specific Borrowing or Borrowings of the respective Tranche pursuant to which made, provided that: (i) repayments of Eurodollar Loans pursuant to this Section
4.02 may only be made on the last day of an Interest Period applicable thereto unless all Eurodollar Loans of the respective Tranche with Interest Periods ending on such date of required repayment and all Base Rate Loans of the respec-tive Tranche have been paid in full; (ii) if any repayment of Eurodollar Loans made pursuant to a single Borrowing shall reduce the outstanding Eurodollar Loans made pursuant to such Borrowing to an amount less than the Minimum Borrowing Amount applicable thereto, such Borrowing shall be converted at the end of the then current Interest Period into a Borrowing of Base Rate Loans; and
(iii) each repayment of any Loans made pursuant to a Borrowing shall be applied pro rata among such Loans. In the absence of a designation by the Borrower as described in the preceding sentence, the Agent shall, subject to the above, make such designation in its sole discretion.

                  (j) Notwithstanding anything to the contrary contained in this Agreement or in any other Credit Document, (i) all then outstanding Loans of any Tranche shall be repaid in full on the respective Maturity Date for such Tranche of Loans and (ii) all then outstanding Loans shall be repaid in full on the date on which a Change of Control occurs.

     4.03 Method and Place of Payment. Except as otherwise specifically provided herein, all payments under this Agreement or under any Note shall be made to the Agent for the account of the Bank or Banks entitled thereto not later than 12:00 Noon (New York time) on the date when due and shall be made in Dollars in immediately available funds at the Payment Office. Whenever any payment to be made hereunder or under any Note shall be stated to be due on a day which is not a Business Day, the due date thereof shall be extended to the next succeeding Business Day and, with respect to payments of principal, interest shall be payable at the applicable rate during such extension.

     4.04 Net Payments. (a) All payments made by the Borrower hereunder or under any Note will be made without setoff, counterclaim or other defense. Except as provided in Section 4.04(b), all such payments will be made free and clear of, and without deduction or withholding for, any present or future taxes, levies, imposts, duties, fees, assessments or other charges of whatever nature now or hereafter imposed by any jurisdiction or by any political subdivision or taxing authority thereof or therein with respect to such payments (but excluding, except as provided in the second succeeding sentence, any tax imposed on or measured by the net income or profits of a Bank, or any franchise tax based on the net income or profits of a Bank, in either case pursuant to the laws of the jurisdiction in which it is organized or the jurisdiction in which the principal office or applicable lending office of such Bank is located or any subdivision thereof or therein) and all interest, penalties or similar liabilities with respect to such non-excluded taxes, levies, imposts, duties, fees, assessments or other charges (all such non-excluded taxes, levies, imposts, duties, fees, assessments or other charges being referred to collectively as "Taxes"). If any Taxes are so levied or imposed, the Borrower agrees to pay the full amount of such Taxes, and such additional amounts as may be necessary so that every payment of all amounts due under this Agreement or under any Note, after withholding or deduction for or on account of any Taxes, will not be less than the amount provided for herein or in such Note. If any amounts are payable in respect of Taxes pursuant to the pre-ceding sentence, the Borrower agrees to reimburse each Bank, upon the written request of such Bank, for taxes imposed on or measured by the net income or profits of such Bank pursuant to the laws of the jurisdiction in which such Bank is organized or in which the principal office or applicable lending office of such Bank is located or under the laws of any political subdivision or taxing authority of any such jurisdiction in which such Bank is organized or in which the principal office or applicable lending office of such Bank is located and for any withholding of taxes as such Bank shall determine are payable by, or withheld from, such Bank, in respect of such amounts so paid to or on behalf of such Bank pursuant to the preceding sentence and in respect of any amounts paid to or on behalf of such Bank pursuant to this sentence. The Borrower will furnish to the Agent within 45 days after the date the payment of any Taxes is due pursuant to applicable law certified copies of tax receipts evidencing such payment by the Borrower. The Borrower agrees to indemnify and hold harmless each Bank, and reimburse such Bank within 15 days of its written request, for the amount of any Taxes so levied or imposed and paid by such Bank.

                  (b) Each Bank that is not a United States person (as such term is defined in Section 7701(a)(30) of the Code) for U.S. Federal income tax purposes agrees to deliver to the Borrower and the Agent on or prior to the Effective Date, or in the case of a Bank that is an assignee or transferee of an interest under this Agreement pursuant to Section 1.13 or 13.04 (unless the respective Bank was already a Bank hereunder immediately prior to such assignment or transfer), on the date of such assignment or transfer to such Bank, (i) two accurate and complete original signed copies of Internal Revenue Service Form 4224 or 1001 (or successor forms) certifying to such Bank's entitlement to a complete exemption from United States withholding tax with respect to payments to be made under this Agreement and under any Note, or (ii) if the Bank is not a "bank" within the meaning of Section 881(c)(3)(A) of the Code and cannot deliver either Internal Revenue Service Form 1001 or 4224 (or successor forms) pursuant to clause (i) above, (x) a certificate substantially in the form of Exhibit D (any such certificate, a "Section 4.04(b)(ii) Certificate") and (y) two accurate and complete original signed copies of Internal Revenue Service Form W-8 (or successor form) certifying to such Bank's entitlement to a complete exemption from United States withholding tax with respect to payments of interest to be made under this Agreement and under any Note. In addition, each Bank agrees that from time to time after the Effective Date, when a lapse in time or change in circumstances renders the previous certification obsolete or inaccurate in any material respect, such Bank will deliver to the Borrower and the Agent two new accurate and complete original signed copies of Internal Revenue Service Form 4224 or 1001 (or successor forms), or Form W-8 (or successor form) and a Section 4.04(b)(ii) Certificate, as the case may be, and such other forms as may be required in order to confirm or establish the entitlement of such Bank to a continued exemption from or reduction in United States withholding tax with respect to payments under this Agreement and any Note, or such Bank shall immediately notify the Borrower and the Agent of its inability to deliver any such Form or Certificate, in which case such Bank shall not be required to deliver any such Form or Certificate pursuant to this Section

4.04(b). Notwithstanding anything to the contrary contained in Section 4.04(a), but subject to Section 13.04(b) and the immediately succeeding sentence, (x) the Borrower shall be entitled, to the extent it is required to do so by law, to deduct or withhold income or similar taxes imposed by the United States (or any political subdivision or taxing authority thereof or therein) from interest, Fees or other amounts payable hereunder for the account of any Bank which is not a United States person (as such term is defined in Section 7701(a)(30) of the Code) for U.S. Federal income tax purposes to the extent that such Bank has not provided to the Borrower U.S. Internal Revenue Service Forms that establish a complete exemption from such deduction or withholding and (y) the Borrower shall not be obligated pursuant to Section 4.04(a) hereof to gross-up payments to be made to a Bank in respect of income or similar taxes imposed by the United States if (I) such Bank has not provided to the Borrower the Internal Revenue Service Forms required to be provided to the Borrower pursuant to this Section 4.04(b) or (II) in the case of a payment, other than interest, to a Bank described in clause (ii) above, to the extent that such Forms do not establish a complete exemption from withholding of such taxes. Notwithstanding anything to the contrary contained in the preceding sentence or elsewhere in this Section
4.04 and except as set forth in Section 13.04(b), the Borrower agrees to pay any additional amounts and to indemnify each Bank in the manner set forth in Section 4.04(a) (without regard to the identity of the jurisdiction requiring the deduction or withholding) in respect of any Taxes deducted or withheld by it as described in the immediately preceding sentence as a result of any changes after the Effective Date in any applicable law, treaty, governmental rule, regulation, guideline or order, or in the interpretation thereof, relating to the deducting or withholding of such Taxes.


                  SECTION 5. Conditions Precedent to Credit Events on the Initial Borrowing Date. The obligation of each Bank to make Loans, and the obligation of the Issuing Bank to issue Letters of Credit, on the Initial Borrowing Date, is subject at the time of the making of such Loans or the issuance of such Letters of Credit to the satisfaction of the following conditions:

     5.01 Execution of Agreement; Notes. On or prior to the Initial Borrowing Date, (i) the Effective Date shall have occurred and (ii) there shall have been delivered to the Agent for the account of each of the Banks the appropriate Term Note and/or Revolving Note executed by the Borrower and to the Swingline Bank, the Swingline Note executed by the Borrower, in each case, in the amount, maturity and as otherwise provided herein.

     5.02 Officer's Certificate. On the Initial Borrowing Date, the Agent shall have received a certificate, dated the Initial Borrowing Date and signed on behalf of the Borrower by the Chairman of the Board, the President or any Vice President of the Borrower, stating on behalf of the Borrower that all of the conditions in Sections 5.06, 5.07, 5.08, 5.10, 5.11 and 6.01 have been satisfied on such date.

     5.03 Opinions of Counsel. On the Initial Borrowing Date, the Agent shall have received from (i) Chadbourne & Parke LLP, special counsel to the Credit Parties, an opinion addressed to the Agent, the Collateral Agent and each of the Banks and dated the Initial Borrowing Date covering the matters set forth in Exhibit E-1 and such other matters incident to the transaction contemplated herein as the Agent may reasonably request, and (ii) John J. Smith, Esq., general counsel to the Borrower, an opinion addressed to the Agent, the Collateral Agent and each of the Banks and dated the Initial Borrowing Date, covering the matters set forth in Exhibit E-2 and such other matters incident to the transaction contemplated herein as the Agent may reasonably request.

     5.04 Corporate Documents; Proceedings; etc. (a) On the Initial Borrowing Date, the Agent shall have received a certificate from each Credit Party, dated the Initial Borrowing Date, signed by the Chairman of the Board, the President or any Vice President of such Credit Party, and attested to by the Secretary or any Assistant Secretary of such Credit Party, in the form of Exhibit F with appropriate insertions, together with copies of the certificate of incorporation (or equivalent organizational document) and by-laws of such Credit Party and the resolutions of such Credit Party referred to in such certificate, and the foregoing shall be in form and substance reasonably acceptable to the Agent.

                  (b) All corporate and legal proceedings and all instruments and agreements in connection with the transactions contemplated by this Agreement and the other Documents shall be reasonably satisfactory in form and substance to the Agent and the Required Banks, and the Agent shall have received all information and copies of all documents and papers, including records of corporate proceedings, governmental approvals, good standing certificates and bring-down telegrams or facsimiles, if any, which the Agent reasonably may have requested in connection therewith, such documents and papers where appropriate to be certified by proper corporate or governmental authorities.

                  (c) On the Initial Borrowing Date, the corporate, ownership and capital structure (including, without limitation, the terms of any capital stock, options, warrants or other securities issued by Holdings or any of its Subsidiaries) of Holdings and its Subsidiaries shall be in form and substance reasonably satisfactory to the Agent and the Required Banks.

     5.05 Plans; Shareholders' Agreements; Management Agreements; Employment Agreements; Non-Compete Agreements; Collective Bargaining Agreements; Tax Sharing Agreements; Existing Indebtedness Agreements. On or prior to the Initial Borrowing Date, there shall have been delivered to the Agent true and correct copies of the following documents (if any):

                   (i) all Plans (and for each Plan that is required to file an annual report on Internal Revenue Service Form 5500-series, a copy of the most recent such report (including, to the extent required, the related financial and actuarial statements and opinions and other supporting statements, certifications, schedules and information), and for each Plan that is a "single-employer plan," as defined in Section 4001(a)(15) of ERISA, the most recently prepared actuarial valuation therefor) and any other "employee benefit plans," as defined in Section 3(3) of ERISA, and any other material agreements with or for the benefit of current or former employees of Holdings or any of its Subsidiaries or any ERISA Affiliate (provided that the foregoing shall apply in the case of any multiemployer plan, as defined in 4001(a)(3) of ERISA, only to the extent that any document described therein is in the possession of Holdings or any Subsidiary of Holdings or any ERISA Affiliate or reasonably available thereto from the sponsor or trustee of any such plan);

                  (ii) all collective bargaining agreements applying or relating to any employee of Holdings or any of its Subsidiaries (collectively, the "Collective Bargaining Agreements");

                 (iii) all agreements entered into by Holdings or any of its Subsidiaries governing the terms and relative rights of its capital stock and any agreements entered into by shareholders relating to any such entity with respect to its capital stock (collectively, the "Shareholders' Agreements");

                  (iv) all material agreements with members of, or with respect to, the management of Holdings or any of its Subsidiaries to which Holdings or any of its Subsidiaries are parties (collectively, the "Management Agreements");

                   (v) all material employment agreements entered into by Holdings or any of its Subsidiaries (collectively, the "Employment Agreements");

                  (vi) any non-compete agreement entered into by Holdings or any of its Subsidiaries which restrict or limit the ability of Holdings or any of its Subsidiaries to engage in any line of business in any geographic area (collectively, the "Non-Compete Agreements");

                 (vii) all tax sharing, tax allocation and other similar agreements entered into by Holdings or any of its Subsidiaries
        (collectively, the "Tax Sharing Agreements"); and

                (viii) all agreements evidencing or relating to Indebtedness of (including all existing Seller Notes issued by) Holdings or any of its Subsidiaries which is to remain outstanding after giving effect to the incurrence of Loans on the Initial Borrowing Date (collectively, the "Existing Indebtedness Agreements");

all of which Plans, Collective Bargaining Agreements, Shareholders' Agreements, Management Agreements, Employment Agreements, Non-Compete Agreements, Tax Sharing Agreement and Existing Indebtedness Agreements shall be in form and substance reasonably satisfactory to the Agent and the Required Banks and shall be in full force and effect on the Initial Borrowing Date.

     5.06 Financings; etc. (a) On or prior to the Initial Borrowing Date, (i) Holdings shall have received gross cash proceeds of at least $32,500,000 from the Equity Financing (of which no more than (x) $10,000,000 may be received from the issuance to JNL and Old Hickory of Qualified Preferred Stock of Holdings and warrants to purchase common stock of Holdings and (y) $2,500,000 may be in the form of rollover equity by existing management of ATC), (ii) Holdings shall have contributed the full amount of the gross cash proceeds received by it from the Equity Financing to the capital of the Borrower as a common equity contribution in exchange for 100% of the issued and outstanding shares of common stock of the Borrower and (iii) the Borrower shall have utilized the full amount of such cash contribution to make payments owing in connection with the Transaction.

                  (b) On or prior to the Initial Borrowing Date, the Borrower shall have received gross cash proceeds of $100,000,000 from the issuance by it of a like principal amount of the Senior Subordinated Notes and (ii) the Borrower shall have utilized the full amount of the net cash proceeds received from the issuance of the Senior Subordinated Notes to make payments owing in connection with the Transaction.

                  (c) On or prior to the Initial Borrowing Date, there shall have been delivered to the Agent true and correct copies of the Equity Financing Documents and the Senior Subordinated Note Documents (including (x) the supplemental indenture to the Senior Subordinated Note Indenture evidencing ATC's assumption of the obligations of Acquisition Corp. in respect of the Senior Subordinated Notes and (y) the guarantees executed by the Subsidiary Guarantors in respect of the Senior Subordinated Notes), and all of the terms and conditions of the Equity Financing Documents and the Senior Subordinated Note Documents shall be reasonably satisfactory in form and substance to the Agent and the Required Banks. The Equity Financing and the issuance of the Senior Subordinated Notes shall have been consummated, in each case in all material respects in accordance with the terms and conditions of the applicable Documents therefor and all applicable laws.

                  (d) On the Initial Borrowing Date (but before giving effect to the Merger and the incurrence of any Loans on such date) ATC and its Subsidiaries shall have cash on hand of at least $4,500,000.

     5.07 Tender Offer; Merger; etc. (a) On or prior to the Initial Borrowing Date, there shall have been delivered to the Agent true and correct copies of the Tender

Offer Documents, which Tender Offer Documents shall be in form and substance reasonably satisfactory to the Agent and the Required Banks.

                  (b) On or prior to the Initial Borrowing Date, the Tender Offer shall have been consummated in all material respects in accordance with the Tender Offer Documents and all applicable laws. At the time of the consummation of the Tender Offer, neither the fair price provisions under applicable law nor the fair price provisions of ATC's articles of incorporation shall require a higher price be paid for Shares in the Merger than that paid in the Tender Offer, which price, in any event, shall not exceed that amount set forth in the Offer to Purchase and the Merger Agreement as in effect on the Effective Date.

                  (c) On or prior to the Initial Borrowing Date, there shall have been delivered to the Agent true and correct copies of the Merger Agreement and the other Merger Documents, all of which Merger Documents shall be in form and substance reasonably satisfactory to the Agent and the Required Banks and in full force and effect. All material conditions precedent to the consummation of the Merger as contained in the Merger Agreement shall have been satisfied (and not waived without the consent of the Agent and the Required Banks (which consent shall not be unreasonably withheld or delayed)), and any amendment to the Merger Documents shall be required to be reasonably satisfactory in form and substance to the Agent and the Required Banks.

                  (d) On or prior to the Initial Borrowing Date, the Merger shall have been consummated in all material respects in accordance with the Merger Documents and all applicable laws. After giving effect to the consummation of the Merger, Holdings shall own 100% of the issued and outstanding shares of capital stock of ATC.

                  (e) On or prior to the Initial Borrowing Date, there shall have been delivered to the Agent true and correct copies of all Proxy Materials, if any, and all such Proxy Materials shall be required to be in form and substance reasonably satisfactory to the Agent and the Required Banks.

     5.08 Refinancing. (a) On the Initial Borrowing Date, the total commitments in respect of the Indebtedness to be Refinanced shall have been terminated, and all loans and notes with respect thereto shall have been repaid in full, together with interest thereon, all letters of credit issued thereunder shall have been terminated and all other amounts (including premiums) owing pursuant to the Indebtedness to be Refinanced shall have been repaid in full and all documents in respect of the Indebtedness to be Refinanced and all guarantees with respect thereto shall have been terminated (except as to indemnification provisions, which may survive to the extent provided therein) and be of no further force and effect.

                  (b) On the Initial Borrowing Date, the creditors in respect of the Indebtedness to be Refinanced shall have terminated and released any and all security interests and Liens on the assets owned by ATC and its Subsidiaries. The Agent shall have received such releases of security interests in and Liens on the assets owned by ATC and its Subsidiaries as may have been requested by the Agent, which releases shall be in form and substance reasonably satisfactory to the Agent. Without limiting the foregoing, there shall have been delivered
(i) proper termination statements (Form UCC-3 or the appropriate equivalent) for filing under the UCC of each jurisdiction where a financing statement (Form UCC-1 or the appropriate equivalent) was filed with respect to ATC or any of its Subsidiaries in connection with the security interests created with respect to the Indebtedness to be Refinanced and the documentation related thereto, (ii) termination or reassignment of any security interest in, or Lien on, any patents, trademarks, copyrights, or similar interests of ATC or any of its Subsidiaries on which filings have been made, (iii) terminations of all mortgages, leasehold mortgages, deeds of trust and leasehold deeds of trust created with respect to property of ATC or any of its Subsidiaries, in each case, to secure the obligations in respect of the Indebtedness to be Refinanced, all of which shall be in form and substance reasonably satisfactory to the Agent, and (iv) all collateral owned by ATC and its Subsidiaries in the possession of any of the creditors in respect of the Indebtedness to be Refinanced or any collateral agent or trustee under any related security document shall have been returned to ATC or its respective Subsidiary, as the case may be.

                  (c) The Agent shall have received evidence, in form and substance reasonably satisfactory to it, that the matters set forth in this
Section 5.08 have been satisfied as of the Initial Borrowing Date.

     5.09 ATEC Subordination Agreement. On or prior to the Initial Borrowing Date, the Agent shall have received a duly executed Subordination Agreement among ATC, ATEC and Gerald D. Mann (as amended, modified or supplemented from time to time in accordance with the terms hereof and thereof, the "ATEC Subordination Agreement"), which ATEC Subordination Agreement shall be in form and substance reasonably satisfactory to the Agent and shall be in full force and effect on the Initial Borrowing Date.

     5.10 Adverse Change, etc. (a) Since February 28, 1997, nothing shall have occurred (and neither the Agent nor the Banks shall have become aware of any facts or conditions not previously known, whether as a result of their due diligence investigations or otherwise) which the Agent or the Required Banks shall reasonably determine (a) has had, or could reasonably be expected to have, a material adverse effect on the rights or remedies of the Banks or the Agent, or on the ability of any Credit Party to perform its obligations to them hereunder or under any other Credit Document or (b) has had, or could reasonably be expected to have, a material adverse effect on the Transaction or on the business, operations, property, assets, liabilities, condition (financial or otherwise) or prospects of Holdings and its Subsidiaries taken as a whole.

                  (b) On or prior to the Initial Borrowing Date, all necessary governmental (domestic and foreign) and third party approvals and/or consents in connection with the Transaction and the other transactions contemplated by the Documents and otherwise referred to herein or therein shall have been obtained and remain in effect (other than certain third party approvals and consents with respect to the Acquisition the failure to obtain could not, individually or in the aggregate, reasonably be expected to have a material adverse effect on the Acquisition or on the business, operations, property, assets, liabilities, condition (financial or otherwise) or prospects of Holdings and its Subsidiaries taken as a whole) and all applicable waiting periods with respect thereto shall have expired without any action being taken by any competent authority which restrains, prevents or imposes materially adverse conditions upon, the consummation of the Transaction or the other transactions contemplated by the Documents or otherwise referred to herein or therein. Additionally, there shall not exist any judgment, order, injunction or other restraint issued or filed or a hearing seeking injunctive relief or other restraint pending or notified prohibiting or imposing materially adverse conditions upon, or materially delaying, or making economically unfeasible, the consummation of the Transaction or the other transactions contemplated by the Documents or otherwise required to be consummated herein or therein.

     5.11 Litigation. On the Initial Borrowing Date, there shall be no actions, suits or proceedings pending or threatened (i) with respect to the Transaction, this Agreement or any other Document except as disclosed on Schedule XI or (ii) which the Agent or the Required Banks shall reasonably determine could reasonably be expected to have a material adverse effect on (a) the Transaction or on the business, operations, property, assets, liabilities, condition (financial or otherwise) or prospects of Holdings and its Subsidiaries taken as a whole, (b) the rights or remedies of the Banks or the Agent hereunder or under any other Credit Document or (c) the ability of any Credit Party to perform its respective obligations to the Banks or the Agent hereunder or under any other Credit Document.

     5.12 Pledge Agreement. On the Initial Borrowing Date, each Credit Party shall have duly authorized, executed and delivered the Pledge Agreement in the form of Exhibit G (as amended, modified or supplemented from time to time, the "Pledge Agreement") and shall have delivered to the Collateral Agent, as pledgee thereunder, all of the Pledged Securities, if any, referred to therein and owned by such Credit Party, (x) endorsed in blank in the case of promissory notes constituting Pledged Securities and (y) together with executed and undated stock powers in the case of capital stock constituting Pledged Securities.

     5.13 Security Agreement. On the Initial Borrowing Date, each Credit Party shall have duly authorized, executed and delivered the Security Agreement in the form of Exhibit H (as modified, supplemented or amended from time to time, the "Security

Agreement") covering all of such Credit Party's present and future Security Agreement Collateral, together with:

                    (i)  proper   Financing   Statements   (Form  UCC-1  or  the
         equivalent) fully executed for filing under the UCC or other appropriate filing offices of each jurisdiction as may be necessary or, in the reasonable opinion of the Collateral Agent, desirable to perfect the security interests purported to be created by the Security Agreement;

                   (ii) certified copies of Requests for Information or Copies (Form UCC-11), or equivalent reports, listing all effective financing statements that name any Credit Party or any of its Subsidiaries as debtor and that are filed in the jurisdictions referred to in clause
         (i) above, together with copies of such other financing statements that name any Credit Party or any of its Subsidiaries as debtor (none of which shall cover the Collateral except to the extent evidencing Permitted Liens or in respect of which the Collateral Agent shall have received termination statements (Form UCC-3 or the equivalent) as shall be required by local law fully executed for filing);

                  (iii) evidence of the completion of all other recordings and filings of, or with respect to, the Security Agreement as may be necessary or, in the reasonable opinion of the Collateral Agent, desirable to perfect the security interests intended to be created by the Security Agreement; and

                   (iv) evidence that all other actions necessary or, in the reasonable opinion of the Collateral Agent, desirable to perfect and protect the security interests purported to be created by the Security Agreement have been taken.

     5.14 Subsidiaries Guaranty. On the Initial Borrowing Date, each Subsidiary Guarantor shall have duly authorized, executed and delivered the Subsidiaries Guaranty in the form of Exhibit I (as amended, modified or supplemented from time to time, the "Subsidiaries Guaranty").

     5.15 Acknowledgment and Joinder Agreement. On the Initial Borrowing Date, ATC, as the surviving corporation of the Merger, shall have duly authorized, executed and delivered to the Agent the Acknowledgment and Joinder Agreement in the form of Exhibit J (the "Acknowledgment and Joinder Agreement").

     5.16 Financial Statements; Pro Forma Financial Statements, Projections. On or prior to the Initial Borrowing Date, the Agent shall have received true and correct copies of the historical financial statements, the pro forma financial statements and the Projections referred to in Sections 7.05(a) and (d), which historical financial statements, pro forma financial statements and Projections shall be in form and substance reasonably satisfactory to the Agent and the Required Banks. On or prior to the Initial Borrowing Date, the Agent shall have received evidence, in form and substance reasonably satisfactory to the Agent and the Required Banks, that ATC's pro forma EBITDA for the twelve month period ended February 28, 1997 was at least $22,491,000 (with such pro forma EBITDA to give pro forma effect to any acquisitions consummated by ATC on and after March 1, 1996 and prior to the Initial Borrowing Date, including the Bing Yen Acquisition and the EWI Acquisition).

     5.17 Solvency Opinion; Insurance Certificates. On or prior to the Initial Borrowing Date, the Agent shall have received:

                    (i) a solvency opinion from Houlihan, Lokey, Howard & Zukin Financial Advisors, Inc., which solvency opinion shall be in form and substance reasonably satisfactory to the Agent; and

                 (ii) certificates of insurance complying with the requirements of Section 8.03 for the business and properties of Holdings and its Subsidiaries, in form and substance reasonably satisfactory to the Agent and naming the Collateral Agent as an additional insured and as loss payee, and stating that such insurance shall not be cancelled without at least 30 days prior written notice by the insurer to the Collateral Agent (or such shorter period of time as a particular insurance company generally provides).

     5.18 Fees, etc. On the Initial Borrowing Date, the Borrower shall have paid to the Agent and each Bank all costs, fees and expenses (including, without limitation, legal fees and expenses) payable to the Agent and such Bank to the extent then due.


                  SECTION 6. Conditions Precedent to All Credit Events. The obligation of each Bank to make Loans (including Loans made on the Initial Borrowing Date), and the obligation of the Issuing Bank to issue Letters of Credit, is subject, at the time of each such Credit Event (except as hereinafter indicated), to the satisfaction of the following conditions:

     6.01 No Default; Representations and Warranties. At the time of each such Credit Event and also after giving effect thereto (i) there shall exist no Default or Event of Default and (ii) all representations and warranties contained herein and in the other Credit Documents shall be true and correct in all material respects with the same effect as though such representations and warranties had been made on the date of such Credit Event (it being understood and agreed that any representation or warranty which by its terms is made as of a specified date shall be required to be true and correct in all material respects only as of such specified date).

     6.02 Notice of Borrowing; Letter of Credit Request. (a) Prior to the making of each Loan (other than a Swingline Loan and a Revolving Loan made pursuant to a Mandatory Borrowing), the Agent shall have received a Notice of Borrowing meeting the requirements of Section 1.03(a). Prior to the making of each Swingline Loan, the Swingline Bank shall have received the notice referred to in
Section 1.03(b)(i).

                  (b) Prior to the issuance of each Letter of Credit, the Agent and the Issuing Bank shall have received a Letter of Credit Request meeting the requirements of Section 2.03.

                  The acceptance of the benefits of each Credit Event shall constitute a representation and warranty by Holdings and the Borrower to the Agent and each of the Banks that all the conditions specified in Section 5 (with respect to Credit Events on the Initial Borrowing Date) and in this Section 6 (with respect to Credit Events on or after the Initial Borrowing Date) and applicable to such Credit Event exist as of that time. All of the Notes, certificates, legal opinions and other documents and papers referred to in
Section 5 and in this Section 6, unless otherwise specified, shall be delivered to the Agent at the Notice Office for the account of each of the Banks and, except for the Notes, in sufficient counterparts or copies for each of the Banks and shall be in form and substance reasonably satisfactory to the Agent and the Required Banks.


                  SECTION 7 Representations, Warranties and Agreements. In order to induce the Banks to enter into this Agreement and to make the Loans, and issue (or participate in) the Letters of Credit as provided herein, each of Holdings and the Borrower makes the following representations, warranties and agreements, in each case after giving effect to the Transaction, all of which shall survive the execution and delivery of this Agreement and the Notes and the making of the Loans and issuance of the Letters of Credit, and with the occurrence of each Credit Event on or after the Initial Borrowing Date being deemed to constitute a representation and warranty that the matters specified in this Section 7 are true and correct in all material respects on and as of the Initial Borrowing Date and on the date of each such Credit Event (it being understood and agreed that any representation or warranty which by its terms is made as of a specified date shall be required to be true and correct in all material respects only as of such specified date).

     7.01 Corporate Status. Each Credit Party and each of its Subsidiaries (i) is a duly organized and validly existing corporation in good standing under the laws of the jurisdiction of its organization, (ii) has the corporate power and authority to own its property and assets and to transact the business in which it is engaged and presently proposes to engage and (iii) is duly qualified and is authorized to do business and is in good standing in each jurisdiction where the ownership, leasing or operation of its property or the conduct of its business requires such qualifications except for failures to be so qualified which, individually or in the aggregate, could not reasonably be expected to have a material adverse effect on the business, operations, property, assets, liabilities, condition (financial or otherwise) or prospects of Holdings and its Subsidiaries taken as a whole.

     7.02 Corporate and Other Power and Authority. Each Credit Party has the corporate power and authority to execute, deliver and perform the terms and provisions of each of the Documents to which it is party and has taken all necessary corporate action to authorize the execution, delivery and performance by it of each of such Documents. Each Credit Party has duly executed and delivered each of the Documents to which it is party, and each of such Documents constitutes its legal, valid and binding obligation enforceable in accordance with its terms, except to the extent that the enforceability thereof may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or other similar laws generally affecting creditors' rights and by equitable principles (regardless of whether enforcement is sought in equity or at law).

     7.03 No Violation. Neither the execution, delivery or performance by any Credit Party of the Documents to which it is a party, nor compliance by it with the terms and provisions thereof, (i) will contravene any provision of any law, statute, rule or regulation or any order, writ, injunction or decree of any court or governmental instrumentality, (ii) will conflict with or result in any breach of any of the terms, covenants, conditions or provisions of, or constitute a default under, or result in the creation or imposition of (or the obligation to create or impose) any Lien (except pursuant to the Security
Documents) upon any of the property or assets of Holdings or any of its Subsidiaries pursuant to the terms of any indenture, mortgage, deed of trust, credit agreement or loan agreement, or any other material agreement, contract or instrument, to which Holdings or any of its Subsidiaries is a party or by which it or any of its property or assets is bound or to which it may be subject (including, without limitation, any Seller Note), except for the violation of certain lease and other agreements as a result of Acquisition, which violations could not, individually or in the aggregate, reasonably be expected to have a material adverse effect on the Acquisition or on the business, operations, property, assets, liabilities, condition (financial or otherwise) or prospects of Holdings and its Subsidiaries taken as a whole, or (iii) will violate any provision of the certificate of incorporation or by-laws (or equivalent organizational documents) of Holdings or any of its Subsidiaries.

     7.04 Approvals. No order, consent, approval, license, authorization or validation of, or filing, recording or registration with (except for (x) those that have otherwise been obtained or made on or prior to the Initial Borrowing Date and which remain in full force and effect on the Initial Borrowing Date,
(y) those  required to register the Senior  Subordinated  Notes with the SEC and
(z) the filing of continuation statements in connection with the Liens granted pursuant to the Security Agreement), or exemption by, any governmental or public body or authority, or any subdivision thereof, is required to authorize, or is required in connection with, (i) the execution, delivery and performance of any Document or (ii) the legality, validity, binding effect or enforceability of any such Document.

     7.05 Financial Statements; Financial Condition; Undisclosed Liabilities; Projections; etc. (a) The consolidated balance sheets of ATC for the fiscal year and nine month period ended on February 28, 1997 and November 30, 1997, respectively, and the related consolidated statements of income, cash flows and shareholders' equity of ATC for the fiscal year or nine month period, as the case may be, ended on such dates, copies of which have been furnished to the Banks prior to the Initial Borrowing Date, present fairly in all material respects the consolidated financial position of ATC at the dates of such balance sheets and the consolidated results of the operations of ATC for the periods covered thereby. The consolidated balance sheet of each of Bing Yen and EWI for the fiscal years ended on December 31, 1996 and June 30, 1997, respectively, and the related consolidated statements of income, cash flows and shareholders' equity of each of Bing Yen and EWI for the respective fiscal years ended on such dates, copies of which have been furnished to the Banks prior to the Initial Borrowing Date, present fairly in all material respects the consolidated financial position of each of Bing Yen and EWI at the dates of such balance sheets and the consolidated results of operations of each of Bing Yen and EWI for the periods covered thereby. All of the foregoing historical financial statements have been prepared in accordance with generally accepted accounting principles consistently applied. The pro forma consolidated financial statements of Holdings and its Subsidiaries as of November 30, 1997, in each case after giving effect to the Transaction and the financing therefor, copies of which have been furnished to the Banks prior to the Initial Borrowing Date, present fairly in all material respects the pro forma consolidated financial position of Holdings and its Subsidiaries as of November 30, 1997 and the pro forma consolidated results of operations of Holdings and its Subsidiaries for the twelve month and nine month periods covered thereby, as the case may be. After giving effect to the Transaction (but for this purpose assuming that the Transaction, the Bing Yen Acquisition, the EWI Acquisition and the related financing had occurred prior to February 28, 1997), since February 28, 1997, there has been no material adverse change in the business, operations, property, assets, liabilities, condition (financial or otherwise) or prospects of Holdings and its Subsidiaries taken as a whole.

                  (b) On and as of the Initial Borrowing Date and after giving effect to the Transaction and to all Indebtedness (including the Loans) being incurred or assumed and Liens created by the Credit Parties in connection therewith (a) the sum of the assets, at a fair valuation, of each of the Borrower on a stand-alone basis and of Holdings and its Subsidiaries taken as a whole will exceed its debts; (b) each of the Borrower on a stand-alone basis and Holdings and its Subsidiaries taken as a whole has not incurred and does not intend to incur, and does not believe that it will incur, debts beyond its ability to pay such debts as such debts mature; and (c) each of the Borrower on a stand alone basis and Holdings and its Subsidiaries taken as a whole will have sufficient capital with which to conduct its business. For purposes of this
Section 7.05(b), "debt" means any liability on a claim, and "claim" means (i) right to payment, whether or not such a right is reduced to judgment, liquidated, unliquidated, fixed, contingent, matured, unmatured, disputed, undisputed, legal, equitable, secured, or unsecured or (ii) right to an equitable remedy for breach of performance if such breach gives rise to a payment, whether or not such right to an equitable remedy is reduced to judgment, fixed, contingent, matured, unmatured, disputed, undisputed, secured or unsecured. The amount of contingent liabilities at any time shall be computed as the amount that, in the light of all the facts and circumstances existing at such time, represents the amount that can reasonably be expected to become an actual or matured liability.

                  (c) Except as disclosed in the financial statements delivered pursuant to Section 7.05(a) (including in the notes thereto) or as set forth on
Schedule XII, there were as of the Initial Borrowing Date no liabilities or obligations with respect to Holdings or any of its Subsidiaries of any nature whatsoever (whether absolute, accrued, contingent or otherwise and whether or not due) which, either individually or in aggregate, could reasonably be expected to be material to Holdings and its Subsidiaries taken as a whole. As of the Initial Borrowing Date, neither Holdings nor the Borrower knows of any basis for the assertion against it or any of its Subsidiaries of any liability or obligation of any nature whatsoever that is not disclosed in the financial statements delivered pursuant to Section 7.05(a) or on Schedule XII which, either individually or in the aggregate, could reasonably be expected to be material to Holdings and its Subsidiaries taken as a whole.

                  (d) On and as of the Initial Borrowing Date, the Projections delivered to the Agent and the Banks prior to the Initial Borrowing Date have been prepared in good faith and are based on reasonable assumptions, and there are no statements or conclusions in the Projections which are based upon or include information known to Holdings or the Borrower to be misleading in any material respect or which fail to take into account material information known to Holdings or the Borrower regarding the matters reported therein. On the Initial Borrowing Date, Holdings and the Borrower believe that the Projections are reasonable and attainable, it being recognized by the Banks, however, that projections as to future events are not to be viewed as facts and are subject to various contingencies (many of which may be outside the Borrower's control) and that the actual results during the period or periods covered by the Projections may differ from the projected results and that the differences may be material.

     7.06 Litigation. There are no actions, suits or proceedings pending or, to the best knowledge of Holdings and the Borrower, threatened (i) with respect to the Transaction or any Document except as disclosed on Schedule XI, (ii) with respect to any material Indebtedness of Holdings or any of its Subsidiaries or (iii) that are reasonably likely to materially and adversely affect the business, operations, property, assets, liabilities, condition (financial or otherwise) or prospects of Holdings and its Subsidiaries taken as a whole.

     7.07 True and Complete Disclosure. All factual information (taken as a whole) furnished by or on behalf of any Credit Party in writing to the Agent or any Bank (including, without limitation, all information contained in the Documents) for purposes of or in connection with this Agreement, the other Credit Documents or any transaction contemplated herein or therein is, and all other such factual information (taken as a whole) hereafter furnished by or on behalf of any Credit Party in writing to the Agent or any Bank will be, true and accurate in all material respects on the date as of which such information was or is dated or certified and not incomplete by omitting to state any fact necessary to make such information (taken as a whole) not misleading in any material respect at such time in light of the circumstances under which such information was provided.

     7.08 Use of Proceeds; Margin Regulations. (a) All proceeds of the Term Loans will be used by the Borrower (i) to effect the Refinancing and (ii) to pay fees and expenses related to this Agreement.

                  (b) All proceeds of the Working Capital Loans and the Swingline Loans shall be used for the working capital and general corporate purposes of the Borrower and its Subsidiaries (it being understood and agreed that such purposes shall include payments to effect the repayment of working capital indebtedness of entities that become Subsidiaries of the Borrower that is outstanding at the time of the acquisition thereof pursuant to a Permitted Acquisition), provided that up to $9,000,000 of Working Capital Loans in the aggregate may be incurred on the Initial Borrowing Date to effect the Refinancing and to pay fees and expenses in connection with this Agreement. The proceeds of all Acquisition Loans shall be utilized to make Permitted Acquisitions.

                  (c) No part of any Credit Event (or the proceeds thereof) will be used to purchase or carry any Margin Stock (including any Shares tendered pursuant to the Tender Offer or to pay the merger consideration pursuant to the Merger) or to extend credit for the purpose of purchasing or carrying any Margin Stock. Neither the making of any Loan nor the use of the proceeds thereof nor the occurrence of any other Credit Event will violate or be inconsistent with the provisions of Regulation G, T, U or X of the Board of Governors of the Federal Reserve System.

     7.09 Tax Returns and Payments. Except as set forth on Schedule XIII, each of Holdings and each of its Subsidiaries has filed all federal and state income tax returns and all other material tax returns, domestic and foreign, required to be filed by it and has paid all taxes and assessments payable by it which have become due, except for those contested in good faith and adequately disclosed and fully provided for on the financial statements of Holdings and its Subsidiaries in accordance with generally accepted accounting principles. Holdings and each of its Subsidiaries have at all times paid, or have provided adequate reserves (in the good faith judgment of the management of Holdings) for the payment of, all federal, state and other material income taxes applicable for all prior fiscal years and for the current fiscal year to date. There is no material action, suit, proceeding, investigation, audit or claim now pending or, to the best knowledge of Holdings and the Borrower threatened, by any authority regarding any taxes relating to Holdings or any of its Subsidiaries. As of the Initial Borrowing Date, neither Holdings nor any of its Subsidiaries has entered into an agreement or waiver or been requested to enter into an agreement or waiver extending any statute of limitations relating to the payment or collection of taxes of Holdings or any of its Subsidiaries, or is aware of any circumstances that would cause the taxable years or other taxable periods of Holdings or any of its Subsidiaries not to be subject to the normally applicable statute of limitations.

     7.10 Compliance with ERISA. (a) Schedule IV sets forth, as of the Initial Borrowing Date, each Plan; except as set forth on Schedule IV, each Plan (and each related trust, insurance contract or fund) is in substantial compliance with its terms and with all applicable laws, including, without limitation, ERISA and the Code; each Plan (and each related trust, if any) which is intended to be qualified under Section 401(a) of the Code has received a determination letter from the Internal Revenue Service to the effect that it meets the requirements of Sections 401(a) and 501(a) of the Code; no Reportable Event has occurred; no Plan which is a multiemployer plan (as defined in Section 4001(a)(3) of ERISA) is insolvent or in reorganization; no Plan has an Unfunded Current Liability; no Plan which is subject to Section 412 of the Code or
Section 302 of ERISA has an accumulated funding deficiency, within the meaning of such sections of the Code or ERISA, or has applied for or received a waiver of an accumulated funding deficiency or an extension of any amortization period, within the meaning of Section 412 of the Code or Section 303 or 304 of ERISA; all contributions required to be made with respect to a Plan have been timely made; neither Holdings nor any Subsidiary of Holdings nor any ERISA Affiliate has incurred any material liability (including any indirect, contingent or secondary liability) to or on account of a Plan pursuant to Section 409, 502(i), 502(l), 515, 4062, 4063, 4064, 4069, 4201, 4204 or 4212 of ERISA or Section
401(a)(29), 4971 or 4975 of the Code or expects to incur any such material liability under any of the foregoing sections with respect to any Plan; no condition exists which presents a material risk to Holdings or any Subsidiary of Holdings or any ERISA Affiliate of incurring a material liability to or on account of a Plan pursuant to the foregoing provisions of ERISA and the Code; no proceedings have been instituted to terminate or appoint a trustee to administer any Plan which is subject to Title IV of ERISA; no action, suit, proceeding, hearing, audit or investigation with respect to the administration, operation or the investment of assets of any Plan (other than routine claims for benefits) is pending, expected or threatened; using actuarial assumptions and computation methods consistent with Part 1 of subtitle E of Title

IV of ERISA, the aggregate liabilities of Holdings and its Subsidiaries and its ERISA Affiliates to all Plans which are multiemployer plans (as defined in Section 4001(a)(3) of ERISA) in the event of a complete withdrawal therefrom, as of the close of the most recent fiscal year of each such Plan ended prior to the date of the most recent Credit Event, would not exceed $500,000; each group health plan (as defined in Section 607(1) of ERISA or Section 4980B(g)(2) of the Code) which covers or has covered employees or former employees of Holdings, any Subsidiary of Holdings or any ERISA Affiliate has at all times been operated in material compliance with the provisions of Part 6 of subtitle B of Title I of ERISA and Section 4980B of the Code; no lien imposed under the Code or ERISA on the assets of Holdings or any Subsidiary of Holdings or any ERISA Affiliate exists or is likely to arise on account of any Plan; and Holdings and its Subsidiaries may cease contributions to or terminate any employee benefit plan maintained by any of them without incurring any material liability.

                  (b) Each Foreign Pension Plan has been maintained in material compliance with its terms and with the requirements of any and all applicable laws, statutes, rules, regulations and orders and has been maintained, where required, in good standing with applicable regulatory authorities. All contributions required to be made with respect to a Foreign Pension Plan have been timely made. Neither Holdings nor any of its Subsidiaries has incurred any material obligation in connection with the termination of or withdrawal from any Foreign Pension Plan. The present value of the accrued benefit liabilities (whether or not vested) under each Foreign Pension Plan, determined as of the end of Holdings most recently ended fiscal year on the basis of actuarial assumptions, each of which is reasonable, did not exceed the current value of the assets of such Foreign Pension Plan allocable to such benefit liabilities.

     7.11 The Security Documents. (a) The provisions of the Security Agreement are effective to create in favor of the Collateral Agent for the benefit of the Secured Creditors a legal, valid and enforceable security interest in all right, title and interest of the Credit Parties in the Security Agreement Collateral described therein, and the Collateral Agent, for the benefit of the Secured Creditors, has a fully perfected first lien on, and security interest in, all right, title and interest of the Credit Parties in all of the Security Agreement Collateral described therein, in each case subject to no other Liens other than Permitted Liens. The recordation of the Grant of Security Interest in U.S. Patents and Trademarks in the form attached to the Security Agreement in the United States Patent and Trademark Office, together with filings on Form UCC-1 made pursuant to the Security Agreement, will create, as may be perfected by such filing and recordation, a perfected security interest in the United States trademarks and patents covered by the Security Agreement. The recordation of the Grant of Security Interest in U.S. Copyrights in the form attached to the Security Agreement with the United States Copyright Office, together with filings on Form UCC-1 made pursuant to the Security Agreement, will create, as may be perfected by such filing and recordation, a perfected security interest in the United States copyrights covered by the Security Agreement.

                  (b) The security interests created in favor of the Collateral Agent, as pledgee, for the benefit of the Secured Creditors, under the Pledge Agreement constitute first priority perfected security interests in the Pledged Securities described in the Pledge Agreement, subject to no security interests of any other Person. So long as the Collateral Agent has control (as defined in Section 9-115 of the New York UCC) of the Pledged Securities, no filings or recordings are required to perfect (or maintain the perfection or priority of) the security interests created in the Pledged Securities under the Pledge Agreement.

                  (c)  After the  execution  and  deliver  thereof  pursuant  to
Section 811, the Mortgages create, for the obligations purported to be secured thereby, a valid and enforceable perfected security interest in and mortgage lien on all of the Mortgaged Properties in favor of the Collateral Agent (or such other trustee as may be required or desired under local law) for the benefit of the Secured Creditors, superior to and prior to the rights of all third persons (except that the security interest and mortgage lien created in the Mortgaged Properties may be subject to the Permitted Encumbrances related thereto) and subject to no other Liens (other than Liens permitted under Section 9.01). Schedule III contains a true and complete list of each parcel of Real Property owned or leased by Holdings and its Subsidiaries on the Initial Borrowing Date, and the type of interest therein held by Holdings or such Subsidiary. Holdings and each of its Subsidiaries have good and marketable title to all fee-owned Real Property and valid leasehold title to all Leaseholds, in each case free and clear of all Liens except those described in the first sentence of this subsection (c).

     7.12 Representations and Warranties in the Documents. All representations and warranties set forth in the other Documents were true and correct in all material respects at the time as of which such representations and warranties were made (or deemed made) and shall be true and correct in all material respects as of the Initial Borrowing Date as if such representations and warranties were made on and as of such date, unless stated to relate to a specific earlier date, in which case such representations and warranties shall be true and correct in all material respects as of such earlier date.

     7.13 Properties. Holdings and each of its Subsidiaries have good title to all material properties owned by them, including all property reflected in the balance sheets referred to in Section 7.05(a) (except as sold or otherwise disposed of since the date of such balance sheet in the ordinary course of business or as permitted by the terms of this Agreement), free and clear of all Liens, other than Permitted Liens.

     7.14 Capitalization. (a) On the Initial Borrowing Date and after giving effect to the Transaction and the other transactions contemplated hereby, the authorized capital stock of Holdings shall consist of (i) 15,000,000 shares of common stock, $.01 par value per share, and (ii) 2,000,000 shares of preferred stock, $.01 par value per share, of which 100,000 shares of series A Preferred Stock shall be issued and outstanding. All outstanding shares of capital stock of Holdings have been duly and validly issued and are fully paid and non-assessable. Holdings does not have outstanding any securities convertible into or exchangeable for its capital stock or outstanding any rights to subscribe for or to purchase, or any options for the purchase of, or any agreement providing for the issuance (contingent or otherwise) of, or any calls, commitments or claims of any character relating to, its capital stock, except
(i) for options to purchase shares of Holdings' common stock which may be issued from time to time to directors, officers and employees of Holdings or any of its Subsidiaries, (ii) warrants to purchase shares of Holdings' common stock issued to JNL and Old Hickory as part of the Equity Financing, (iii) Qualified Preferred Stock of Holdings which may be convertible into shares of common stock of Holdings, and (iv) as may be set forth in the Shareholders' Agreements delivered pursuant to Section 5.05(iii).

                  (b) On the Initial Borrowing Date and after giving effect to the Transaction and the other transactions contemplated hereby, the authorized capital stock of the Borrower shall consist of one share of common stock, $0.01 par value per share, which shall be owned by Holdings. All outstanding shares of capital stock of the Borrower have been duly and validly issued, are fully paid and nonassessable. The Borrower does not have outstanding any securities convertible into or exchangeable for its capital stock or outstanding any rights to subscribe for or to purchase, or any options for the purchase of, or any agreement providing for the issuance (contingent or otherwise) of, or any calls, commitments or claims of any character relating to, its capital stock.

     7.15 Subsidiaries. As of the Initial Borrowing Date, Holdings has no Subsidiaries other than the Borrower and its Subsidiaries and the Borrower has no Subsidiaries other than those Subsidiaries listed on Schedule V. Schedule V correctly sets forth, as of the Initial Borrowing Date, the percentage ownership (direct or indirect) of Holdings in each class of capital stock or other equity of each of its Subsidiaries and also identifies the direct owner thereof.

     7.16 Compliance with Statutes, etc. Each of Holdings and each of its Subsidiaries is in compliance with all applicable statutes, regulations and orders of, and all applicable restrictions imposed by, all governmental bodies, domestic or foreign, in respect of the conduct of its business and the ownership of its property (including applicable statutes, regulations, orders and restrictions relating to environmental standards and controls), except such noncompliances as could not, individually or in the aggregate, reasonably be expected to have a material adverse effect on the business, operations, property, assets, liabilities, condition (financial or otherwise) or prospects of Holdings and its Subsidiaries taken as a whole.

     7.17 Investment Company Act. Neither Holdings nor any of its Subsidiaries is an "investment company" or a company "controlled" by an "investment company," within the meaning of the Investment Company Act of 1940, as amended.

     7.18 Public Utility Holding Company Act. Neither Holdings nor any of its Subsidiaries is a "holding company," or a "subsidiary company" of a "holding company," or an "affiliate" of a "holding company" or of a "subsidiary company" of a "holding company" within the meaning of the Public Utility Holding Company Act of 1935, as amended.

     7.19 Environmental Matters. (a) Holdings and each of its Subsidiaries have complied with, and on the date of each Credit Event are in compliance with, all applicable Environmental Laws and the requirements of any permits issued under such Environmental Laws. There are no pending or, to the best knowledge of Holdings and the Borrower, threatened Environmental Claims against Holdings or any of its Subsidiaries (including any such claim arising out of the ownership, lease or operation by Holdings or any of its Subsidiaries of any Real Property no longer owned, leased or operated by Holdings or any of its Subsidiaries) or any Real Property owned, leased or operated by Holdings or any of its Subsidiaries. There are no facts, circumstances, conditions or occurrences with respect to the business or operations of Holdings or any of its Subsidiaries, or any Real Property owned, leased or operated by Holdings or any of its Subsidiaries (including any Real Property formerly owned, leased or operated by Holdings or any of its Subsidiaries but no longer owned, leased or operated by Holdings or any of its Subsidiaries) or, to the knowledge of Holdings or the Borrower, any property adjoining or adjacent to any such Real Property, that could reasonably be expected (i) to form the basis of an Environmental Claim against Holdings or any of its Subsidiaries or any Real Property owned, leased or operated by Holdings or any of its Subsidiaries or (ii) to cause any Real Property owned, leased or operated by Holdings or any of its Subsidiaries to be subject to any restrictions on the ownership, occupancy or transferability of such Real Property by Holdings or any of its Subsidiaries under any applicable Environmental Law.

                  (b) Hazardous Materials have not at any time been generated, used, treated or stored on, or transported to or from, any Real Property owned, leased or operated by Holdings or any of its Subsidiaries where such generation, use, treatment or storage has violated or has given rise to an Environmental Claim under, or could reasonably be expected to violate or give rise to an Environmental Claim under, any applicable Environmental Law. Hazardous Materials have not at any time been Released or disposed of on or from any Real Property owned, leased or operated by Holdings or any of its Subsidiaries where such Release or disposal has violated or given rise to an Environmental Claim under, or could reasonably be expected to violate or give rise to an Environmental Claim under, any applicable Environmental Law.

                  (c) Notwithstanding anything to the contrary in this Section 7.19, the representations and warranties made in this Section 7.19 shall not be untrue unless the effect of any or all violations, claims, restrictions, failures and noncompliances of the types described above in this Section 7.19 could reasonably be expected to, either individually or in the aggregate, have a material adverse effect on the business, operations, property, assets, liabilities, condition (financial or otherwise) or prospects of Holdings and its Subsidiaries taken as a whole.

     7.20 Labor Relations. Neither Holdings nor any of its Subsidiaries is engaged in any unfair labor practice that could reasonably be expected to have a material adverse effect on Holdings and its Subsidiaries taken as a whole. There is (i) no unfair labor practice complaint pending against Holdings or any of its Subsidiaries or, to the best knowledge of Holdings or the Borrower, threatened against any of them, before the National Labor Relations Board, and no grievance or arbitration proceeding arising out of or under any collective bargaining agreement is so pending against Holdings or any of its Subsidiaries or, to the best knowledge of Holdings and the Borrower, threatened against any of them,
(ii) no strike, labor dispute, slowdown or stoppage pending against Holdings or any of its Subsidiaries or, to the best knowledge of Holdings and the Borrower, threatened against Holdings or any of its Subsidiaries and (iii) no union representation question exists with respect to the employees of Holdings or any of its Subsidiaries, except (with respect to any matter specified in clause (i), (ii) or (iii) above, either individually or in the aggregate) such as could not reasonably be expected to have a material adverse effect on the business, operations, property, assets, liabilities, condition (financial or otherwise) or prospects of Holdings and its Subsidiaries taken as a whole.

     7.21 Patents, Licenses, Franchises and Formulas. Each of Holdings and each of its Subsidiaries owns or has the right to use all the patents, trademarks, permits, service marks, trade names, copyrights, licenses, franchises, proprietary information (including but not limited to rights in computer programs and databases) and formulas, or rights with respect to the foregoing, and has obtained assignments of all leases and other rights of whatever nature, necessary for the present conduct of its business, without any known conflict with the rights of others which, or the failure to obtain which, as the case may be, could reasonably be expected to result in a material adverse effect on the business, operations, property, assets, liabilities, condition (financial or otherwise) or prospects of Holdings and its Subsidiaries taken as a whole.

     7.22 Indebtedness. Schedule VI sets forth a true and complete list of all Indebtedness (including Contingent Obligations and Seller Notes) of Holdings and its Subsidiaries as of the Initial Borrowing Date and which is to remain outstanding after giving effect to the Transaction (excluding the Loans, the
Letters of Credit and the Senior Subordinated Notes, the "Existing Indebtedness"), in each case showing the aggregate principal amount thereof and the name of the respective borrower and any Credit Party or any of its Subsidiaries which directly or indirectly guarantees such debt.

     7.23 Tender Offer. At the time of consummation thereof, the Tender Offer shall have been consummated in all material respects in accordance with the terms of the Tender Offer Documents and all applicable laws. At the time of consummation of the Tender Offer, all third party approvals and all consents and approvals of, and filings and registrations with, and all other actions in respect of, all governmental agencies, authorities or instrumentalities required in order to make or consummate the Tender Offer (or otherwise referred to in the Offer to Purchase) will have been obtained, given, filed or taken and are or will be in full force and effect (or effective judicial relief with respect thereto has been obtained). All actions taken by Holdings or any of its Subsidiaries pursuant to or in furtherance of the Tender Offer have been taken in all material respects in compliance with the Tender Offer Documents and all applicable laws.

     7.24 Merger. At the time of consummation thereof, the Merger shall have been consummated in all material respects in accordance with the terms of the Merger Documents and all applicable laws. At the time of consummation of the Merger, all third party approvals and all consents (other than certain third party approvals and consents with respect to the Acquisition the failure to obtain could not, individually or in the aggregate, reasonably be expected to have a material adverse effect on the Acquisition or on the business, operations, property, assets, liabilities, condition (financial or otherwise) or prospects of Holdings and its Subsidiaries taken as a whole) and approvals of, and filings and registrations with, and all other actions in respect of, all governmental agencies, authorities or instrumentalities required in order to make or consummate the Merger will have been obtained, given, filed or taken and are or will be in full force and effect (or effective judicial relief with respect thereto has been obtained). All applicable waiting periods with respect thereto have or, prior to the time when required, will have, expired without, in all such cases, any action being taken by any competent authority which restrains, prevents, or imposes material adverse conditions upon the Merger. Additionally, there does not exist any judgment, order or injunction prohibiting the Merger or the performance by Holdings or any of its Subsidiaries of their respective obligations under the Merger Documents. As of the Initial Borrowing Date, all actions taken by Holdings or any of its Subsidiaries pursuant to or in furtherance of the Merger have been taken in all material respects in compliance with the Merger Documents and all applicable laws.

     7.25 Issuance of the Senior Subordinated Notes. At the time of the issuance thereof, the Senior Subordinated Notes shall have been issued in all material respects in accordance with the terms of the Senior Subordinated Note Documents and all applicable laws. At the time of the issuance thereof, all consents, approvals of and permits for, and filings and registrations with, and all other actions in respect of, all governmental agencies, authorities or instrumentalities required in order to issue the Senior Subordinated

Notes have been (or will, within the time frame required, be) obtained, given, filed or taken and are or will be in full force and effect (or effective judicial relief with respect thereto has been obtained). Additionally, there does not exist any judgment, order or injunction prohibiting or imposing material adverse conditions upon the issuance of the Senior Subordinated Notes or the performance by Acquisition Corp. or any of its Subsidiaries of their obligations under the Senior Subordinated Note Documents. All actions taken by the Borrower or any of its Subsidiaries pursuant to or in furtherance of the issuance of Senior Subordinated Notes have been taken in all material respects in compliance with the Senior Subordinated Note Documents and all applicable laws.

     7.26 Special Purpose Corporations. (a) Holdings and Acquisition Corp. were formed to effect the Transaction. Prior to the consummation of the Tender Offer, (i) Holdings had no significant assets (other than the capital stock of Acquisition Corp.) or liabilities (other than those liabilities under the Documents) and (ii) Acquisition Corp. had no significant assets or liabilities (other than those liabilities under the Documents).

                  (b) After the consummation of the Transaction, Holdings has no significant assets (other than the capital stock of the Borrower)) or material liabilities (other than those liabilities under this Agreement and the other Documents to which it is a party).

                  (c) Prior to the consummation of the Merger, Acquisition Corp. has no significant assets (other than the Shares of ATC tendered to it pursuant to the Tender Offer) or material liabilities (other than those liabilities under this Agreement and the other Documents to which it is party).

     7.27 Insurance. Schedule VII sets forth a true and complete listing of all insurance maintained by Holdings and its Subsidiaries as of the Initial Borrowing Date, and with the amounts insured (and any deductibles) set forth therein.

     7.28 Senior Subordinated Notes. The subordination provisions contained in the Senior Subordinated Notes and in the other Senior Subordinated Note Documents are enforceable against the respective Credit Parties party thereto and the holders of the Senior Subordinated Notes, and all Obligations and Guaranteed Obligations (as defined in the Subsidiaries Guaranty) are within the definition of "Senior Indebtedness" or "Guarantor Senior Indebtedness", as the case may be, included in such subordination provisions.


                  SECTION 8. Affirmative Covenants. Each of Holdings and the Borrower hereby covenants and agrees that on and after the Effective Date and until the Total Commitment and all Letters of Credit have terminated and the Loans, Notes and Unpaid Drawings, together with interest, Fees and all other Obligations (other than indemnities described in Section 13.13 which are not then due and payable) incurred hereunder and thereunder, are paid in full:

     8.01 Information Covenants. Holdings will furnish to each Bank:

               (a) Monthly Reports. Within 50 days after the end of each fiscal month of Holdings (commencing with its fiscal month ending on March 31, 1998), the consolidated balance sheet of Holdings and its Subsidiaries as at the end of such fiscal month and the related consolidated statements of income and retained earnings and statement of cash flows for such fiscal month and for the elapsed portion of the fiscal year ended with the last day of such fiscal month, in each case setting forth comparative figures for the corresponding fiscal month in the prior fiscal year and comparable budgeted figures for such fiscal month.

               (b) QuarterlyFinancial Statements. Within 50 days after the close of the first three quarterly accounting periods in each fiscal year of Holdings (commencing with its quarterly accounting period ending on May 31, 1998), the consolidated balance sheet of Holdings and its Subsidiaries as at the end of such quarterly accounting period and the related consolidated statements of income and retained earnings and statement of cash flows for such quarterly accounting period and for the elapsed portion of the fiscal year ended with the last day of such quarterly accounting period, in each case setting forth comparative figures for the related periods in the prior fiscal year, all of which shall be certified by the Chief Financial Officer of Holdings, subject to normal year-end audit adjustments and the absence of footnotes.

               (c) Annual Financial Statements. Within 95 days after the close of each fiscal year of Holdings, (i) the consolidated balance sheet of Holdings and its Subsidiaries as at the end of such fiscal year and the related consolidated statements of income and retained earnings and statement of cash flows for such fiscal year setting forth comparative figures for the preceding fiscal year and certified by Deloitte & Touche LLP or such other independent certified public accountants of recognized national standing reasonably acceptable to the Agent, together with a report of such accounting firm stating that in the course of its regular audit of the financial statements of Holdings and its Subsidiaries, which audit was conducted in accordance with generally accepted auditing standards, such accounting firm obtained no knowledge of any Default or an Event of Default relating to accounting matters which has occurred and is continuing or, if in the opinion of such accounting firm such a Default or Event of Default has occurred and is continuing, a statement as to the nature thereof and (ii) management's discussion and analysis of the material operational and financial developments during such fiscal year.

               (d) Management Letters. Promptly after Holdings' or any of its Subsidiaries' receipt thereof, a copy of any "management letter" received from its certified public accountants and management's response thereto.

               (e) Budgets and Projections.  No later than 30 days following the first day of each fiscal year of Holdings (commencing with its fiscal year ending February 28, 1999), a budget in form reasonably satisfactory to the Agent (including budgeted statements of income and sources and uses of cash and balance sheets) prepared by Holdings (i) for each of the twelve months of such fiscal year prepared in detail and (ii) for each of the immediately three succeeding fiscal years prepared in summary form, in each case setting forth, with appropriate discussion, the principal assumptions upon which such budgets are based.

               (f) Officer's Certificates. At the time of the delivery of the financial statements provided for in Sections 8.01(b) and (c), a certificate of the Chief Financial Officer of Holdings to the effect that, to the best of such officer's knowledge, no Default or Event of Default has occurred and is continuing or, if any Default or Event of Default has occurred and is continuing, specifying the nature and extent thereof, which certificate shall (x) set forth in reasonable detail the calculations required to establish (A) whether Holdings and its Subsidiaries were in compliance with the provisions of Sections 4.02(e), 4.02(g), 9.04 and 9.07 through 9.09, inclusive, at the end of such fiscal quarter or year, as the case may be, and (B) the Applicable Eurodollar Rate Margin and the Applicable Base Rate Margin for the Applicable Margin Period commencing with the date of the delivery of such financial statements, and (y) if delivered with the financial statements required by Section 8.01(c), set forth in reasonable detail the amount of (and the calculations required to establish the amount of) Excess Cash Flow for the respective Excess Cash Payment Period.

               (g) Notice of Default or Litigation. Promptly upon, and in any event within three Business Days after, any officer of any Credit Party obtains knowledge thereof, notice of (i) the occurrence of any event which constitutes a Default or an Event of Default and (ii) any litigation or governmental investigation or proceeding pending (x) against Holdings or any of its Subsidiaries which could reasonably be expected to materially and adversely affect the business, operations, property, assets, liabilities, condition (financial or otherwise) or prospects of Holdings and its Subsidiaries taken as a whole, (y) with respect to any material Indebtedness of Holdings or any of its Subsidiaries or (z) with respect to the Transaction or any Document.

               (h) Other Reports and Filings. Promptly after the filing or delivery thereof, copies of all financial information, proxy materials and reports, if any, which

         Holdings or any of its Subsidiaries shall publicly file with the Securities and Exchange Commission or any successor thereto (the "SEC") or deliver to holders of its material Indebtedness pursuant to the terms of the documentation governing such Indebtedness (or any trustee, agent or other representative therefor).

               (i) Environmental Matters. Promptly after any officer of any Credit Party obtains knowledge thereof, notice of one or more of the following environmental matters, unless such environmental matters could not, individually or when aggregated with all other such environmental matters, be reasonably expected to materially and
         adversely   affect  the   business,   operations,   property,   assets,
         liabilities, condition (financial or otherwise) or prospects of Holdings and its Subsidiaries taken as a whole:

                            (i) any pending or  threatened  Environmental  Claim
                   against Holdings or any of its Subsidiaries or any Real Property owned, leased or operated by Holdings or any of its Subsidiaries;

                           (ii) any  condition or  occurrence on or arising from
                   any Real Property owned, leased or operated by Holdings or any of its Subsidiaries that (a) results in noncompliance by Holdings or any of its Subsidiaries with any applicable Environmental Law or (b) could be expected to form the basis of an Environmental Claim against Holdings or any of its Subsidiaries or any such Real Property;

                          (iii) any condition or occurrence on any Real Property
                   owned, leased or operated by Holdings or any of its Subsidiaries that could be expected to cause such Real Property to be subject to any restrictions on the ownership, occupancy, use or transferability by Holdings or any of its Subsidiaries of such Real Property under any Environmental Law; and

                           (iv) the taking of any removal or remedial  action in
                   response to the actual or alleged presence of any Hazardous Material on any Real Property owned, leased or operated by Holdings or any of its Subsidiaries as required by any Environmental Law or any governmental or other administrative agency; provided, that in any event Holdings shall deliver to each Bank all notices received by Holdings or any of its Subsidiaries from any government or governmental agency under, or pursuant to, CERCLA which identify Holdings or any of its Subsidiaries as potentially responsible parties for remediation costs or which otherwise notify Holdings or any of its Subsidiaries of potential liability under CERCLA.

All such notices shall describe in reasonable detail the nature of the claim, investigation, condition, occurrence or removal or remedial action and Holdings' or such Subsidiary's response thereto.

               (j) Other Information. From time to time, such other information or documents (financial or otherwise) with respect to Holdings or any of its Subsidiaries as the Agent or any Bank may reasonably request.

     8.02 Books, Records, Inspections and Annual Meetings. (a) Holdings will, and will cause each of its Subsidiaries to, keep proper books of record and accounts in which full, true and correct entries in conformity with generally accepted accounting principles and all requirements of law shall be made of all dealings and transactions in relation to its business and activities. Holdings will, and will cause each of its Subsidiaries to, permit officers and designated representatives of the Agent or any Bank to visit and inspect, under guidance of officers of Holdings or such Subsidiary, any of the properties of Holdings or such Subsidiary, and to examine the books of account of Holdings or such Subsidiary and discuss the affairs, finances and accounts of Holdings or such Subsidiary with, and be advised as to the same by, its and their officers and independent accountants, all upon reasonable prior notice and at such reasonable times and intervals and to such reasonable extent as the Agent or such Bank may reasonably request.

                  (b) At a date to be mutually agreed upon between the Agent and Holdings occurring on or prior to the 120th day after the close of each fiscal year of Holdings, Holdings shall, at the request of the Agent, hold a meeting with all of the Banks at which meeting shall be reviewed the financial results of Holdings and its Subsidiaries for the previous fiscal year and the budgets presented for the current fiscal year of Holdings.

     8.03 Maintenance of Property; Insurance. (a) Holdings will, and will cause each of its Subsidiaries to, (i) keep all property necessary to the business of Holdings and its Subsidiaries in reasonably good working order and condition, ordinary wear and tear excepted, (ii) maintain insurance on all such property in at least such amounts and against at least such risks as is consistent and in accordance with industry practice for companies similarly situated owning similar properties in the same general areas in which Holdings or any of its Subsidiaries operates, and (iii) furnish to the Agent, upon written request, full information as to the insurance carried. At any time that insurance at or above the levels described on Schedule VII is not being maintained by Holdings or any Subsidiary of Holdings, Holdings will, or will cause one of its Subsidiaries to, promptly notify the Agent in writing and, if thereafter reasonably requested by the Agent or the Required Banks to do so, Holdings or any such Subsidiary, as the case may be, shall obtain such insurance at such levels and coverage which are at least as great as to the extent such insurance is reasonably available at a reasonable expense.

                  (b) Holdings will, and will cause each of its Subsidiaries to, at all times keep its property insured in favor of the Collateral Agent, and all policies (including Mortgage Policies) or certificates (or certified copies thereof) with respect to such insurance (and any other insurance maintained by Holdings and/or such Subsidiaries) (i) shall be endorsed to the Collateral Agent's satisfaction for the benefit of the Collateral Agent (including, without limitation, by naming the Collateral Agent as loss payee and/or additional insured), (ii) shall state that such insurance policies shall not be cancelled without at least 30 days' prior written notice thereof by the respective insurer to the Collateral Agent (or such shorter period of time as a particular insurance company policy generally provides), (iii) shall provide that the respective insurers irrevocably waive any and all rights of subrogation with respect to the Collateral Agent and the Secured Creditors, (iv) shall contain the standard non-contributing mortgage clause endorsement in favor of the Collateral Agent with respect to hazard liability insurance, (v) shall, except in the case of public liability insurance, provide that any losses shall be payable notwithstanding (A) any act or neglect of Holdings or any of its Subsidiaries, (B) the occupation or use of the properties for purposes more hazardous than those permitted by the terms of the respective policy if such coverage is obtainable at commercially reasonable rates and is of the kind from time to time customarily insured against by Persons owning or using similar property and in such amounts as are customary, (C) any foreclosure or other proceeding relating to the insured properties or (D) any change in the title to or ownership or possession of the insured properties and (vi) shall be deposited with the Collateral Agent.

                  (c) If Holdings or any of its Subsidiaries shall fail to insure its property in accordance with this Section 8.03, or if Holdings or any of its Subsidiaries shall fail to so endorse and deposit all policies or certificates with respect thereto, the Collateral Agent shall have the right (but shall be under no obligation) to procure such insurance and Holdings and the Borrower agree to reimburse the Collateral Agent for all reasonable costs and expenses of procuring such insurance.

     8.04 Corporate Franchises. Holdings will, and will cause each of its Subsidiaries to, do or cause to be done, all things necessary to preserve and keep in full force and effect its existence and its material rights, franchises, licenses and patents; provided, however, that nothing in this Section 8.04 shall prevent (i) sales of assets and other transactions by Holdings or any of its Subsidiaries in accordance with Section 9.02 or (ii) the withdrawal by Holdings or any of its Subsidiaries of its qualification as a foreign corporation in any jurisdiction where such withdrawal could not, individually or in the aggregate, reasonably be expected to have a material adverse effect on the business, operations, property, assets, liabilities, condition (financial or otherwise) or prospects of Holdings and its Subsidiaries taken as a whole.

     8.05 Compliance with Statutes, etc. Holdings will, and will cause each of its Subsidiaries to, comply with all applicable statutes, regulations and orders of, and all applicable restrictions imposed by, all governmental bodies, domestic or foreign, in respect of the conduct of its business and the ownership of its property (including applicable statutes, regulations, orders and restrictions relating to environmental standards and controls), except such noncompliances as could not, individually or in the aggregate, reasonably be expected to have a material adverse effect on the business, operations, property, assets, liabilities, condition (financial or otherwise) or prospects of Holdings and its Subsidiaries taken as a whole.

     8.06 Compliance with Environmental Laws. (a) Holdings will comply, and will cause each of its Subsidiaries to comply, in all material respects with all Environmental Laws applicable to the ownership or use of its Real Property now or hereafter owned, leased or operated by Holdings or any of its Subsidiaries, will promptly pay or cause to be paid all costs and expenses incurred in connection with such compliance, and will keep or cause to be kept all such Real Property free and clear of any Liens imposed pursuant to such Environmental Laws. Neither Holdings nor any of its Subsidiaries will generate, use, treat, store, Release or dispose of, or permit the generation, use, treatment, storage, Release or disposal of Hazardous Materials on any Real Property now or hereafter owned, leased or operated by Holdings or any of its Subsidiaries, or transport or permit the transportation of Hazardous Materials to or from any such Real Property, except for Hazardous Materials generated, used, treated, stored, Released or disposed of at any such Real Properties in compliance in all material respects with all applicable Environmental Laws and reasonably required in connection with the operation, use and maintenance of the business or operations of Holdings or any of its Subsidiaries.

                  (b) At the reasonable written request of the Agent or the Required Banks, which request shall specify in reasonable detail the basis therefor, at any time and from time to time, Holdings and the Borrower will provide, at the sole expense of Holdings and the Borrower, an environmental site assessment report concerning any Real Property owned, leased or operated by Holdings or any of its Subsidiaries, prepared by an environmental consulting firm reasonably approved by the Agent, indicating the presence or absence of Hazardous Materials and the potential cost of any removal or remedial action in connection with such Hazardous Materials on such Real Property, provided that
(i) unless the Banks or the Agent has received any notice of the type described in Section 8.01(i) or (ii) the Banks have exercised any of the remedies pursuant to the last paragraph of Section 10, such request may not be made more than once every two years in respect of any parcel of Real Property. If Holdings or the Borrower fails to provide the same within 90 days after such request was made, the Agent may order the same, the cost of which shall be borne by Holdings and the Borrower, and Holdings and the Borrower shall grant and hereby grant to the Agent and the Banks and their agents access to such Real Property and specifically grants the Agent and the Banks an irrevocable non-exclusive license, subject to the rights of tenants, to undertake such an assessment at any reasonable time upon rea-sonable notice to Holdings, all at the sole and reasonable expense of Holdings and the Borrower.

     8.07 ERISA. As soon as possible and, in any event, within ten (10) days after Holdings, any Subsidiary of Holdings or any ERISA Affiliate knows or has reason to know of the occurrence of any of the following, Holdings will deliver to each of the Banks a certificate of the Chief Financial Officer of Holdings setting forth the full details as to such occurrence and the action, if any, that Holdings, such Subsidiary or such ERISA Affiliate is required or proposes to take, together with any notices required or proposed to be given to or filed with or by Holdings, any Subsidiary, any ERISA Affiliate, the PBGC, a Plan participant or the Plan administrator with respect thereto: that a Reportable Event has occurred (except to the extent that Holdings has previously delivered to the Banks a certificate and notices (if any) concerning such event pursuant to the next clause hereof); that a contributing sponsor (as defined in Section 4001(a)(13) of ERISA) of a Plan subject to Title IV of ERISA is subject to the advance reporting requirement of PBGC Regulation Section 4043.61 (without regard to subparagraph (b)(1) thereof), and an event described in subsection .62, .63,
 .64, .65, .66, .67 or .68 of PBGC Regulation Section 4043 is reasonably expected to occur with respect to such Plan within the following 30 days; that an accumulated funding deficiency, within the meaning of Section 412 of the Code or
Section 302 of ERISA, has been incurred or an application is reasonably likely to be or has been made for a waiver or modification of the minimum funding standard (including any required installment payments) or an extension of any amortization period under Section 412 of the Code or Section 303 or 304 of ERISA with respect to a Plan; that any contribution required to be made with respect to a Plan or Foreign Pension Plan has not been timely made; that a Plan has been or may be terminated, reorganized, partitioned or declared insolvent under Title IV of ERISA; that a Plan has an Unfunded Current Liability in excess of $150,000 or all Plans in the aggregate have an Unfunded Current Liability in excess of $500,000; that proceedings are reasonably likely to be or have been instituted to terminate or appoint a trustee to administer a Plan which is subject to Title IV of ERISA; that a proceeding has been instituted pursuant to Section 515 of ERISA to collect a delinquent contribution to a Plan; that Holdings, any Subsidiary of Holdings or any ERISA Affiliate will or may incur any material liability (including any indirect, contingent, or secondary liability) to or on account of the termination of or withdrawal from a Plan under Section 4062, 4063, 4064, 4069, 4201, 4204 or 4212 of ERISA or with respect to a Plan under
Section  401(a)(29),  4971,  4975 or 4980 of the Code or Section 409,  502(i) or
502(l) of ERISA or with respect to a group health plan (as defined in Section 607(1) of ERISA or Section 4980B(g)(2) of the Code) under Section 4980B of the Code; or that Holdings or any Subsidiary of Holdings may incur any material liability pursuant to any employee welfare benefit plan (as defined in Section 3(1) of ERISA) that provides benefits to retired employees or other former employees (other than as required by Section 601 of ERISA) or any Plan or any Foreign Pension Plan. Holdings will deliver to each of the Banks (i) a complete copy of the annual report (on Internal Revenue Service Form 5500-series) of each

Plan (including, to the extent required, the related financial and actuarial statements and opinions and other supporting statements, certifications, schedules and information) required to be filed with the Internal Revenue Service and (ii) copies of any records, documents or other information that must be furnished to the PBGC with respect to any Plan pursuant to Section 4010 of ERISA. In addition to any certificates or notices delivered to the Banks pursuant to the first sentence hereof, copies of annual reports and any records, documents or other information required to be furnished to the PBGC, and any material notices received by Holdings, any Subsidiary of Holdings or any ERISA Affiliate with respect to any Plan or Foreign Pension Plan shall be delivered to the Banks no later than ten (10) days after the date such annual report has been filed with the Internal Revenue Service or such records, documents and/or information has been furnished to the PBGC or such notice has been received by Holdings, any Subsidiary or any ERISA Affiliate, as applicable.

     8.08 End of Fiscal Years; Fiscal Quarters. Holdings will cause (i) each of its, and each of its Subsidiaries', fiscal years to end on February 28 or February 29, as the case may be, and (ii) each of its, and each of its Subsidiaries', fiscal quarters to end on February 28 (or February 29, as the case may be), May 31, August 31 and November 30.

     8.09 Performance of Obligations. Holdings will, and will cause each of its Subsidiaries to, perform all of its obligations under the terms of each mortgage, indenture, security agreement, loan agreement or credit agreement and each other material agreement, contract or instrument by which it is bound, except such non-performances as could not, individually or in the aggregate, reasonably be expected to have a material adverse effect on the business, operations, property, assets, liabilities, condition (financial or otherwise) or prospects of Holdings and its Subsidiaries taken as a whole.

     8.10 Payment of Taxes. Holdings will pay and discharge, and will cause each of its Subsidiaries to pay and discharge, all taxes, assessments and governmental charges or levies imposed upon it or upon its income or profits, or upon any properties belonging to it, prior to the date on which penalties attach thereto, and all lawful claims for sums that have become due and payable which, if unpaid, might become a Lien not otherwise permitted under Section 9.01(i); provided, that neither Holdings nor any of its Subsidiaries shall be required to pay any such tax, assessment, charge, levy or claim which is being contested in good faith and by proper proceedings if it has maintained adequate reserves with respect thereto in accordance with generally accepted accounting principles.

     8.11 Additional Security; Further Assurances. (a) Holdings will, and will cause each of its Subsidiaries to, grant to the Collateral Agent security interests and Mortgages in such assets and properties of Holdings and its Subsidiaries as are not covered by the original Security Documents, and as may be reasonably requested from time to time by the Agent or the Required Banks (collectively, the "Additional Security Documents"). All such security interests and Mortgages shall be granted pursuant to documentation reasonably satisfactory in form and substance to the Agent and shall constitute valid and enforceable perfected security interests and Mortgages superior to and prior to the rights of all third Persons and subject to no other Liens except for Permitted Liens. The Additional Security Documents or instruments related thereto shall have been duly recorded or filed in such manner and in such places as are required by law to establish, perfect, preserve and protect the Liens in favor of the Collateral Agent required to be granted pursuant to the Additional Security Documents and all taxes, fees and other charges payable in connection therewith shall have been paid in full.

                  (b) Holdings will, and will cause each of its Subsidiaries to, at the expense of Holdings and the Borrower, make, execute, endorse, acknowledge, file and/or deliver to the Collateral Agent from time to time such vouchers, invoices, schedules, confirmatory assignments, conveyances, financing statements, transfer endorsements, powers of attorney, certificates, real property surveys on new Mortgaged Properties, reports and other assurances or instruments and take such further steps relating to the Collateral covered by any of the Security Documents as the Collateral Agent may reasonably require. Furthermore, Holdings and the Borrower will cause to be delivered to the Collateral Agent such opinions of counsel, title insurance and other related documents as may be reasonably requested by the Agent to assure itself that this
Section 8.11 has been complied with.

                  (c) If the Agent or the Required Banks reasonably determine that they are required by law or regulation to have appraisals prepared in respect of the Mortgaged Properties, the Borrower will provide, at its own expense, to the Agent appraisals which satisfy the applicable requirements of the Real Estate Appraisal Reform Amendments of the Financial Institution Reform, Recovery and Enforcement Act of 1989, as amended, and which otherwise shall be in form and substance reasonably satisfactory to the Agent.

                  (d) Holdings and the Borrower agree that each action required above by this Section 8.11 shall be completed as soon as possible, but in no event later than 90 days after such action is either requested to be taken by the Agent or the Required Banks or required to be taken by Holdings and/or its Subsidiaries pursuant to the terms of this Section 8.11; provided that, in no event will Holdings or any of its Subsidiaries be required to take any action, other than using its reasonable efforts, to obtain consents from third parties with respect to its compliance with this Section 8.11.

     8.12 Contributions. Holdings will contribute as a common equity contribution to the capital of the Borrower upon its receipt thereof, any cash proceeds received by Holdings after the Effective Date from any asset sale, any incurrence of Indebtedness, any Recovery Event, any sale or issuance of its equity or any cash capital contributions received by Holdings.

               SECTION 9. Negative Covenants. Each of Holdings and the Borrower hereby covenants and agrees that on and after the Effective Date and until the Total Commitment and all Letters of Credit have terminated and the Loans, Notes and Unpaid Drawings, together with interest, Fees and all other Obligations (other than any indemnities described in Section 13.13 which are not then due and payable) incurred hereunder and thereunder, are paid in full:

     9.01 Liens. Holdings will not, and will not permit any of its Subsidiaries to, create, incur, assume or suffer to exist any Lien upon or with respect to any property or assets (real or personal, tangible or intangible) of Holdings or any of its Subsidiaries, whether now owned or hereafter acquired, or sell any such property or assets subject to an understanding or agreement, contingent or otherwise, to repurchase such property or assets (including sales of accounts receivable with recourse to Holdings or any of its Subsidiaries), or assign any right to receive income or permit the filing of any financing statement under the UCC or any other similar notice of Lien under any similar recording or notice statute; provided that the provisions of this Section 9.01 shall not prevent the creation, incurrence, assumption or existence of the following (Liens described below are herein referred to as "Permitted Liens"):

                    (i) inchoate Liens for taxes, assessments or governmental charges or levies not yet due or Liens for taxes, assessments or governmental charges or levies being contested in good faith and by
         appropriate   proceedings   for  which  adequate   reserves  have  been
         established   in  accordance   with   generally   accepted   accounting
         principles;

                   (ii) Liens in respect of property or assets of the Borrower or any of its Subsidiaries imposed by law, which were incurred in the ordinary course of business and do not secure Indebtedness for borrowed money, such as carriers', warehousemen's, materialmen's and mechanics' liens and other similar Liens (including any right of set-off by a bank in connection with any deposit accounts maintained with such bank) arising in the ordinary course of business, and (x) which do not in the aggregate materially detract from the value of the Borrower's or such Subsidiary's property or assets or materially impair the use thereof in the operation of the business of the Borrower or such Subsidiary or (y) which are being contested in good faith by appropriate proceedings, which proceedings have the effect of removing such Lien or preventing the forfeiture or sale of the property or assets subject to any such Lien;

                  (iii) Liens in existence on the Initial Borrowing Date which are listed, and the property subject thereto described, in Schedule VIII, but only to the respective date, if any, set forth in such
         Schedule VIII for the removal, replacement and termination of any such Liens, plus renewals, replacements and extensions of such

         Liens to the extent set forth on Schedule VIII, provided that (x) the aggregate principal amount of the Indebtedness, if any, secured by such Liens does not increase from that amount outstanding at the time of any such renewal, replacement or extension and (y) any such renewal, replacement or extension does not encumber any additional assets or properties of Holdings or any of its Subsidiaries;

                   (iv)    Permitted Encumbrances;

                    (v)    Liens created pursuant to the Security Documents;

                   (vi) leases or subleases granted to other Persons not materially interfering with the conduct of the business of Holdings or any of its Subsidiaries;

                  (vii) Liens upon assets of the Borrower or any of its Subsidiaries subject to Capitalized Lease Obligations to the extent such Capitalized Lease Obligations are permitted by Section 9.04(iv), provided that (x) such Liens only serve to secure the payment of Indebtedness arising under such Capitalized Lease Obligation and (y) the Lien encumbering the asset giving rise to the Capitalized Lease Obligation does not encumber any other asset of the Borrower or any Subsidiary of the Borrower;

                 (viii) Liens placed upon Real Property, fixtures, equipment or machinery acquired after the Effective Date and used in the ordinary course of business of the Borrower or any of its Subsidiaries at the time of the acquisition thereof by the Borrower or any such Subsidiary or within 90 days thereafter to secure Indebtedness incurred to pay all or a portion of the purchase price thereof or to secure Indebtedness incurred solely for the purpose of financing the acquisition of any such Real Property, fixtures, equipment or machinery or extensions, renewals or replacements of any of the foregoing for the same or a lesser amount, provided that (x) the aggregate outstanding principal amount of all Indebtedness secured by Liens permitted by this clause
         (viii) shall not at any time exceed $1,000,000 and (y) in all events, the Lien encumbering the Real Property, fixtures, equipment or machinery so acquired does not encumber any other asset of the Borrower or such Subsidiary;

                   (ix) easements, rights-of-way, restrictions, encroachments and other similar charges or encumbrances, and minor title deficiencies, in each case not securing Indebtedness and not materially interfering with the conduct of the business of Holdings or any of its Subsidiaries;

                    (x) Liens arising from precautionary UCC financing statement filings regarding operating leases;

                   (xi) Liens arising out of the existence of judgments or awards in respect of which Holdings or any of its Subsidiaries shall in good faith be prosecuting an appeal or proceedings for review in respect of which there shall have been secured a subsisting stay of execution pending such appeal or proceedings, provided that the aggregate amount of any cash and the fair market value of any property subject to such Liens do not exceed $1,000,000 at any time outstanding;

                  (xii) statutory and common law landlords' liens under leases to which Holdings or any of its Subsidiaries is a party;

                 (xiii) Liens (other than Liens imposed under ERISA) incurred in the ordinary course of business in connection with workers compensation claims, unemployment insurance and social security benefits and Liens securing the performance of bids, tenders, leases and contracts in the ordinary course of business, statutory obligations, surety bonds, performance bonds and other obligations of a like nature incurred in the ordinary course of business (exclusive of obligations in respect of the payment for borrowed money);

                  (xiv) Liens on property or assets acquired pursuant to a Permitted Acquisition, or on property or assets of a Subsidiary of the Borrower in existence at the time such Subsidiary is acquired pursuant to a Permitted Acquisition, provided that (x) any Indebtedness that is secured by such Liens is permitted to exist under Section 9.04(viii), and (y) such Liens are not incurred in connection with, or in contemplation or anticipation of, such Permitted Acquisition and do not attach to any other asset of the Borrower or any of its Subsidiaries;

                   (xv) Liens securing the Indebtedness to be Refinanced, provided that such Liens shall only be permitted to remain outstanding until the consummation of the Merger; and

                  (xvi) Liens on the proceeds (plus investment earnings thereon) from the issuance of the Senior Subordinated Notes (to the extent such proceeds were not used to pay for the Shares tendered pursuant to the Tender Offer) in favor of the holders thereof to be held by the trustee for such holders to pay the merger consideration pursuant to the Merger, provided that such Liens only shall be permitted to remain outstanding through the consummation of the Merger.

In connection with the granting of Liens of the type described in clauses (vii) and (viii) of this Section 9.01 by the Borrower or any of its Subsidiaries, the Agent and the Collateral Agent shall be authorized to take any actions deemed appropriate by it in connection therewith (including, without limitation, by executing appropriate lien releases or lien subordination agreements in favor of the holder or holders of such Liens, in either case solely with respect to the item or items of equipment or other assets (including Real Property) subject to such Liens).

     9.02 Consolidation, Merger, Purchase or Sale of Assets, etc. Holdings will not, and will not permit any of its Subsidiaries to, wind up, liquidate or dissolve its affairs or enter into any transaction of merger or consolidation, or convey, sell, lease or otherwise dispose of all or any part of its property or assets, or enter into any sale-leaseback transactions, or purchase or otherwise acquire (in one or a series of related transactions) any part of the property or assets (other than purchases or other acquisitions of inventory, materials and equipment in the ordinary course of business) of any Person (or agree to do any of the foregoing at any future time), except that:

                   (i) Capital Expenditures by the Borrower and its Subsidiaries shall be permitted to the extent not in violation of Section 9.08;

                  (ii) each of the Borrower and its Subsidiaries may make sales of inventory in the ordinary course of business;

                 (iii) each of the Borrower and its Subsidiaries may sell obsolete, uneconomic or worn-out equipment or materials in the ordinary course of business or other equipment or materials in the ordinary course of business which are no longer useful in the business of the Borrower or such Subsidiary, provided that the aggregate amount of the proceeds received from all assets sold pursuant to this clause (iii) shall not exceed $250,000 in any fiscal year of the Borrower;

                  (iv) each of the Borrower and its Subsidiaries may sell assets (other than the capital stock of any Subsidiary Guarantor), so long as
         (u) no Default or Event of Default then exists or would result therefrom, (w) each such sale is in an arm's-length transaction and the Borrower or the respective Subsidiary receives at least fair market value (as determined in good faith by the Borrower or such Subsidiary, as the case may be), (x) the total consideration received by the Borrower or such Subsidiary is at least 90% cash and is paid at the time of the closing of such sale, (y) the Net Sale Proceeds therefrom are applied and/or reinvested as (and to the extent) required by
         Section 4.02(e) and (z) the aggregate amount of the proceeds received from all assets sold pursuant to this clause (iv) shall not exceed $1,500,000 in any fiscal year of the Borrower;

                   (v)  Investments  may be  made  to the  extent  permitted  by
         Section 9.05;

                  (vi) each of the Borrower and its Subsidiaries may lease (as lessee) real or personal property (so long as any such lease does not create a Capitalized Lease Obligation except to the extent permitted by
         Section 9.04(iv));

                 (vii) each of the Borrower and its Subsidiaries may sell or discount, in each case without recourse and in the ordinary course of business, accounts receivable arising in the ordinary course of business, but only in connection with the compromise or collection thereof;

                (viii)     the Acquisition shall be permitted;

                  (ix) each of the Borrower and its Subsidiaries may grant leases or subleases to other Persons not materially interfering with the conduct of the business of the Borrower or any of its Subsidiaries;

                   (x) any Subsidiary of the Borrower (x) may be merged, consolidated or liquidated with or into the Borrower so long as the Borrower is the surviving corporation of such merger, consolidation or liquidation and (y) may transfer all or any portion of its assets to the Borrower;

                  (xi) any Subsidiary of the Borrower (x) may be merged, consolidated or liquidated with or into any other Subsidiary of the Borrower so long as (i) in the case of any such merger, consolidation or liquidation involving a Subsidiary Guarantor, the Subsidiary Guarantor is the surviving corporation of such merger, consolidation or liquidation and (ii) in addition to the requirements or preceding clause (i), in the case of any such merger, consolidation or liquidation involving a Wholly-Owned Subsidiary of the Borrower, the Wholly-Owned Subsidiary is the surviving corporation of such merger, consolidation or liquidation, (y) may transfer all or any portion of its assets to any Subsidiary Guarantor and (z) may, so long as such Subsidiary is not a Subsidiary Guarantor, (i) be merged, consolidated or liquidated with or into any other Subsidiary of the Borrower that is not a Subsidiary Guarantor and (ii) transfer all or any portion of its assets to any other Subsidiary of the Borrower that is not a Subsidiary Guarantor; and

                 (xii)  after  the  consummation  of  the  Merger,  each  of the
         Borrower and the Subsidiary Guarantors may acquire all or substantially all of the assets of any Person (or all or substantially all of the assets of a product line or division of any Person) or 100% (or, to the extent permitted below, at least 90%) of the capital stock of any
         Person (including by the merger or consolidation of such Person with and into the Borrower or such Subsidiary Guarantor so long as the Borrower or such Subsidiary Guarantor is the surviving corporation of such merger or consolidation) (any such acquisition, merger or consolidation permitted by this clause (xii), a "Permitted
         Acquisition"), so long as (i) no Default or Event of Default then exists or would result therefrom, (ii) each of the representations and warranties contained in Section 7 shall be true and correct in all material respects both before and after giving effect to such Permitted Acquisition (provided that any representation or warranty which is made as of specified shall solely be required to be true and correct in all material respects as of such date), (iii) any Liens or Indebtedness assumed or issued (including any Seller Notes) in connection with such acquisition are otherwise permitted under Section 9.01 or 9.04, as the case may be, (iv) the only consideration paid by the Borrower or any Subsidiary Guarantor in connection with any Permitted Acquisition consists solely of cash, Seller Notes, common stock of Holdings and/or Qualified Preferred Stock of Holdings, (v) at least 10 Business Days prior to the consummation of any Permitted Acquisition, the Borrower shall have delivered to the Agent and each of the Banks a certificate of
          Holdings' Chief Financial Officer certifying (and showing the calculations therefor in reasonable detail) that (x) the assets or Person acquired pursuant to such Permitted Acquisition will have pro forma positive earnings (before interest expense and taxes and adding back any amortization of intangibles and depreciation) and (y) Holding's and its Subsidiaries would have been in compliance with the financial covenants set forth in Sections 9.08 and 9.09 for the Test Period then most recently ended prior to the date of the consummation of such Permitted Acquisition, in each case with such earnings and financial covenants to be determined on a pro forma basis as if such Permitted Acquisition had been consummated on the first day of such Test Period (and assuming that any Indebtedness incurred, issued or assumed in connection therewith had been incurred, issued or assumed on the first day of, and had remained outstanding throughout, such Test Period), it being understood, however, (A) that with respect to any Permitted Acquisition consummated prior to May 31, 1998, the Borrower shall be in pro forma compliance with the financial ratios set forth in Sections 9.08 and 9.09 in respect of the Test Period ending May 31, 1998 but utilizing the Borrower's Consolidated EBITDA for its fourth quarter ended February 28, 1998 (and annualized in connection with determining compliance with Section 9.09), and (B) that with respect to any Permitted Acquisition consummated on or prior to January 29, 2000, the Borrower's pro forma Leverage Ratio for the respective Test period shall be at least .25 below the maximum permitted Leverage Ratio for such Test Period as set forth in Section
          9.09 (provided that this clause (B) shall not apply to any Permitted Acquisition in which the aggregate consideration (determined as provided below in this Section 9.02(xii)) is $1,000,000 or less so long as no more than one such $1,000,000 or less Permitted Acquisition is consummated in any six month period), (vi) the aggregate consideration paid in connection with any Permitted Acquisition or group of related Permitted Acquisitions (including, without limitation, any earn-out, non-compete or deferred compensation arrangements, the aggregate principal amount of any Indebtedness issued and/or assumed in connection therewith and the fair market value of any capital stock of Holdings issued in connection therewith (as determined in good faith by the Board of Directors of Holdings)) does not exceed $10,000,000, (vii) the aggregate cash consideration paid in connection with all Permitted Acquisitions in which less than 100% of the capital stock of the acquired Person is purchased (including, without limitation, any earn-out, non-compete or deferred compensation arrangements, the aggregate principal amount of any Indebtedness issued and/or assumed in connection therewith and the fair market value of any capital stock of Holdings issued in connection therewith) does not exceed $5,000,000 and (viii) the assets acquired pursuant to each such Permitted Acquisition are engaged in a business permitted by Section 9.13 and are employed principally in the United States and Canada.

To the extent the Required Banks waive the provisions of this Section 9.02 with respect to the sale of any Collateral, or any Collateral is sold as permitted by this Section 9.02 (other than to Holdings or a Subsidiary thereof), such Collateral shall be sold free and clear of the Liens created by the Security Documents, and the Agent and the Collateral Agent shall be authorized to take any actions deemed appropriate in order to effect the foregoing.

     9.03 Dividends. Holdings will not, and will not permit any of its Subsidiaries to, authorize, declare or pay any Dividends with respect to Holdings or any of its Subsidiaries, except that:

                    (i) (x) any Subsidiary of the Borrower may pay cash Dividends to the Borrower or to any Wholly-Owned Subsidiary of the Borrower, provided that, prior to the consummation of the Merger, ATC may not pay cash Dividends and (y) so long as no Default under Section
         10.01 or 10.05 then exists or would result therefrom or no Event of Default then exists or would result therefrom, any non-Wholly-Owned Subsidiary of the Borrower may pay cash Dividends to its shareholders generally so long as the Borrower or its respective Subsidiary which owns the equity interest or interests in the Subsidiary paying such Dividends receives at least its proportionate share thereof (based upon its relative holdings of equity interests in the Subsidiary paying such Dividends and taking into account the relative preferences, if any, of the various classes of equity interests in such Subsidiary);

                   (ii) so long as no Default or Event of Default then exists or would result therefrom, after the consummation of the Merger, Holdings may repurchase outstanding shares of its common stock (or options to purchase such common stock) following the death, disability, hardship or termination of employment of officers or employees of Holdings or any of its Subsidiaries, provided that the aggregate amount of Dividends paid by Holdings pursuant to this clause (ii) shall not exceed $500,000 in any fiscal year of Holdings;

                  (iii) so long as no Default or Event of Default then exists or would result therefrom, after the consummation of the Merger, the Borrower may pay cash

         Dividends to Holdings so long as Holdings promptly uses such proceeds for the purposes described in clause (ii) of this Section 9.03;

                   (iv) after the consummation of the Merger, the Borrower may pay cash Dividends to Holdings so long as the proceeds thereof are promptly used by Holdings to pay operating expenses in the ordinary course of business (including, without limitation, director fees, professional fees and expenses) and other similar corporate overhead costs and expenses, provided that the aggregate amount of cash Dividends paid pursuant to this clause (iv) during any fiscal year of the Borrower shall not exceed $250,000;

                    (v) after the consummation of the Merger, the Borrower may pay cash Dividends to Holdings in the amounts and at the times of any payment by Holdings in respect of taxes, provided that (x) the amount of cash Dividends paid pursuant to this clause (v) to enable Holdings to pay federal and state income taxes at any time shall not exceed the amount of such federal and state income taxes actually owing by Holdings at such time for the respective period and (y) any refunds received by Holdings shall promptly be returned by Holdings to the Borrower;

                   (vi) Holdings may pay Dividends on its Qualified Preferred Stock solely through the issuance of additional shares of Qualified Preferred Stock of Holdings; and

                  (vii) the merger consideration may be paid in connection with the consummation of the Merger.

     9.04 Indebtedness. Holdings will not, and will not permit any of its Subsidiaries to, contract, create, incur, assume or suffer to exist any Indebtedness, except:

                    (i) Indebtedness incurred pursuant to this Agreement and the other Credit Documents;

                   (ii) Existing Indebtedness outstanding on the Initial Borrowing Date and listed on Schedule VI, without giving effect to any subsequent extension, renewal or refinancing thereof except to the extent set forth on Schedule VI, provided that the aggregate principal amount of the Indebtedness to be extended, renewed or refinanced shall not increase from that amount outstanding at the time of any such extension, renewal or refinancing;

                  (iii) Indebtedness under Interest Rate Protection Agreements entered into with respect to other Indebtedness permitted under this
         Section 9.04;

                   (iv) Indebtedness of the Borrower and its Subsidiaries evidenced by Capitalized Lease Obligations to the extent permitted pursuant to Section 9.08, provided that in no event shall the aggregate principal amount of Capitalized Lease Obligations permitted by this clause (iv) exceed $1,000,000 at any time outstanding;

                    (v) Indebtedness subject to Liens permitted under Sections 9.01(viii);

                   (vi) intercompany Indebtedness among the Borrower and its Subsidiaries to the extent permitted by Section 9.05(ix);

                  (vii)   Indebtedness   of  the  Borrower  and  the  Subsidiary
         Guarantors under the Senior Subordinated Notes and the other Senior Subordinated Note Documents in an aggregate principal amount not to exceed $100,000,000 (as reduced by any repayments of principal thereof), provided that, prior to the consummation of the Merger, ATC and its Subsidiaries may not have any obligations in respect of the Senior Subordinated Notes;

                 (viii)  Indebtedness  of a  Subsidiary  acquired  pursuant to a
         Permitted Acquisition (or Indebtedness assumed at the time of a Permitted Acquisition of an asset securing such Indebtedness), provided that (x) such Indebtedness was not incurred in connection with, or in anticipation or contemplation of, such Permitted Acquisition, (y) such Indebtedness does not constitute debt for borrowed money (other than debt for borrowed money incurred in connection with industrial revenue or industrial development bond financings), it being understood and agreed that Capitalized Lease Obligations and purchase money Indebtedness shall not constitute debt for borrowed money for purposes of this clause (viii), and (z) at the time of such Permitted Acquisition such Indebtedness does not exceed 10% of the total value of the assets of the Subsidiary so acquired, or of the asset so acquired, as the case may be;

                   (ix) Indebtedness of ATC and its Subsidiaries in respect of the Indebtedness to be Refinanced, provided that such Indebtedness shall only be permitted to remain outstanding until the consummation of the Merger;

                    (x) guaranties by the Borrower and its Subsidiaries of each other's Indebtedness otherwise permitted under this Section 9.04;

                   (xi) unsecured Indebtedness of the Borrower and its Subsidiaries in connection with their financing of their insurance premiums in the ordinary course of business and consistent with past practices so long as no more than $2,000,000 of such Indebtedness is outstanding at any time and the Borrower or such Subsidiary is permitted to incur such Indebtedness under the Senior Subordinated
         Note Indenture; and

                  (xii) unsecured Indebtedness incurred by the Borrower and its Subsidiaries in the form of Seller Notes in an aggregate principal amount not to exceed $10,000,000 at any one time outstanding.

     9.05 Advances, Investments and Loans. Holdings will not, and will not permit any of its Subsidiaries to, directly or indirectly, lend money or credit or make advances to any Person, or purchase or acquire any stock, obligations or securities of, or any other interest in, or make any capital contribution to, any other Person, or purchase or own a futures contract or otherwise become liable for the purchase or sale of currency or other commodities at a future date in the nature of a futures contract, or hold any cash or Cash Equivalents (each of the foregoing an "Investment" and, collectively, "Investments"), except that the following shall be permitted:

                    (i) the Borrower and its Subsidiaries may acquire and hold accounts receivables owing to any of them, if created or acquired in the ordinary course of business and payable or dischargeable in accordance with customary trade terms of the Borrower or such Subsidiary;

                   (ii) the Borrower and its Subsidiaries may acquire and hold cash and Cash Equivalents, provided that during any time that Revolving Loans or Swingline Loans are outstanding the aggregate amount of cash and Cash Equivalents permitted to be held by the Borrower and its Subsidiaries shall not exceed $1,000,000 for any period of five consecutive Business Days;

                  (iii) Holdings and its Subsidiaries may hold the Investments held by them on the Initial Borrowing Date and described on Schedule IX, provided that any additional Investments made with respect thereto shall be permitted only if independently justified under the other provisions of this Section 9.05;

                   (iv) the Borrower and its Subsidiaries may acquire and own investments (including debt obligations) received in connection with the bankruptcy or reorganization of suppliers and customers and in good faith settlement of delinquent obligations of, and other disputes with, customers and suppliers arising in the ordinary course of business;

                    (v) the Borrower and its Subsidiaries may make loans and advances in the ordinary course of business to their respective officers and employees so long as the aggregate principal amount thereof at any time outstanding (determined without regard to any write-downs or write-offs of such loans and advances) shall not exceed $500,000;

                   (vi) Holdings may acquire and hold obligations of one or more officers or other employees of Holdings or any of its Subsidiaries in connection with such officers' or employees' acquisition of shares of common stock of Holdings (or options to purchase such common stock) so long as no cash is paid by Holdings or any of its Subsidiaries to such officers or employees in connection with the acquisition of any such obligations;

                  (vii)  the  Borrower  may  enter  into   Interest   Protection
         Agreements to the extent permitted by Section 9.04(iii);

                 (viii) (x) Holdings may make cash common equity contributions to the capital of the Borrower, (y) until the consummation of the Merger, Acquisition Corp. may make cash common equity contributions to the capital of ATC, and (z) the Borrower and the Subsidiary Guarantors may make cash common equity contributions to the capital of their respective Subsidiaries which are Subsidiary Guarantors;

                   (ix) the Borrower and the Subsidiary Guarantors may make intercompany loans and advances between or among one another (collectively, "Intercompany Loans"), so long as each Intercompany Loan shall not be evidenced by a promissory note other than by an Intercompany Note that is pledged to the Collateral Agent pursuant to the Pledge Agreement;

                    (x) guaranties by the Borrower and its Subsidiaries of each other's Indebtedness otherwise permitted under this Section 9.04;

                   (xi) Permitted Acquisitions shall be permitted in accordance with Section 9.02(xii); and

                  (xii) the Borrower and its Subsidiaries may acquire and hold non-cash consideration issued by the purchaser of assets in connection with a sale of such assets to the extent permitted by Section 9.02(iv).

     9.06 Transactions with Affiliates. Holdings will not, and will not permit any of its Subsidiaries to, enter into any transaction or series of related transactions, whether or not in the ordinary course of business, with any Affiliate of Holdings or any of its Subsidiaries, other than in the ordinary course of business and on terms and conditions substantially as favorable to Holdings or such Subsidiary as would reasonably be obtained by Holdings or such Subsidiary at that time in a comparable arm's-length transaction with a Person other than an Affiliate, except that the following in any event shall be permitted:

                    (i) Dividends may be paid to the extent provided in Section 9.03;

                   (ii) loans may be made and other transactions may be entered into by Holdings and its Subsidiaries to the extent permitted by Sections 9.02, 9.04 and 9.05;

                  (iii) customary fees may be paid to non-officer directors of Holdings and its Subsidiaries;

                   (iv) the Borrower and its Subsidiaries may pay ordinary and reasonable compensation to their respective officers (including compensation in the form of options to purchase shares of common stock of Holdings, insurance and other employee benefits) and may enter into employment agreements with such officers in connection therewith (including those employment agreements described in the Offering Memorandum relating to the Senior Subordinated Notes); and

                    (v) Holdings and its Subsidiaries may enter and perform their obligations under any Tax Sharing Agreement entered into among themselves in accordance with the terms of this Agreement.

     9.07 Capital Expenditures. (a) Holdings will not, and will not permit any of its Subsidiaries to, make any Capital Expenditures, except that (i) during the period from the Effective Date through and including February 28, 1999, the Borrower and its Subsidiaries may make Capital Expenditures in an aggregate amount not to exceed $3,400,000 and (ii) during any fiscal year of Holdings set forth below (taken as one accounting period), the Borrower and its Subsidiaries may make Capital Expenditures so long as the aggregate amount of all such Capital Expenditures does not exceed in any fiscal year of Holdings set forth below the amount set forth opposite such fiscal year below:


                  Fiscal Year Ending                                  Amount
                  ------------------                                  ------

                  February 29, 2000                                 $3,500,000
                  February 28, 2001                                 $5,200,000
                  February 28, 2002                                 $4,500,000
                  February 28, 2003                                 $5,000,000

                  (b) In addition to the foregoing, in the event that the amount of Capital Expenditures permitted to be made by the Borrower and its Subsidiaries pursuant to clause (a) above in any fiscal year of the Borrower (before giving effect to any increase in such permitted Capital Expenditure amount pursuant to this clause (b)) is greater than the amount of Capital Expenditures actually made by the Borrower and its Subsidiaries during such fiscal year, the lesser of (x) such excess and (y) 25% of the applicable permitted scheduled Capital Expenditure amount as set forth in such clause (a) above may be carried forward and utilized to make Capital Expenditures in the immediately succeeding fiscal year, provided that no amounts once carried forward pursuant to this Section 9.07(b) may be carried forward to any fiscal year thereafter and such amounts may only be utilized after the Borrower and its Subsidiaries have utilized in full the permitted Capital Expenditure amount for such fiscal year as set forth in the table in clause (a) above (without giving effect to any increase in such amount by operation of this clause (b)).

                  (c) In addition to the foregoing, the Borrower and it Subsidiaries may make Capital Expenditures with the amount of Net Sale Proceeds received by the Borrower or any of its Subsidiaries from any Asset Sale so long as such Net Sale Proceeds are reinvested in replacement assets within 300 days following the date of such Asset Sale to the extent such Net Sale Proceeds are not otherwise required to be applied to repay outstanding Term Loans (or reduce the Total Term Loan Commitment, as the case may be) pursuant to Section 4.02(e) or reduce the Total Revolving Loan Commitment pursuant to Section 3.03(d), as the case may be.

                  (d) In addition to the foregoing, the Borrower and its Subsidiaries may make Capital Expenditures with the amount of Net Insurance Proceeds received by the Borrower or any of its Subsidiaries from any Recovery Event so long as such Net Insurance Proceeds are used to replace or restore any properties or assets in respect of which such Net Insurance Proceeds were paid within 300 days following the date of receipt of such Net Insurance Proceeds from such Recovery Event to the extent such Net Insurance Proceeds are not otherwise required to be applied to repay outstanding Term Loans (or reduce the Total Term Loan Commitment, as the case may be) pursuant to Section 4.02(g) or reduce the Total Revolving Loan Commitment pursuant to Section 3.03(d), as the case may be.

                  (e) In addition to the foregoing, the Borrower and the Subsidiary Guarantors may make Capital Expenditures consisting of Permitted Acquisitions to the extent permitted by Section 9.02(xii).

     9.08 Consolidated Interest Coverage Ratio. Holdings will not permit the Consolidated Interest Coverage Ratio for any Test Period ending on the last day of a fiscal quarter set forth below to be less than the ratio set forth opposite such fiscal quarter below:

                  Fiscal Quarter Ending                          Ratio
                  ---------------------                          -----
                  May 31, 1998                                 1.60:1.00
                  August 31, 1998                              1.70:1.00
                  November 30, 1998                            1.70:1.00
                  February 28, 1999                            1.70:1.00
                  May 31, 1999                                 1.80:1.00
                  August 31, 1999                              1.80:1.00
                  November 30, 1999                            1.80:1.00
                  February 29, 2000                            1.80:1.00
                  May 31, 2000                                 2.00:1.00
                  August 31, 2000                              2.00:1.00
                  November 30, 2000                            2.00:1.00
                  February 28, 2001                            2.00:1.00
                  May 31, 2001                                 2.10:1.00
                  August 31, 2001                              2.10:1.00
                  November 30, 2001                            2.10:1.00
                  February 28, 2002                            2.10:1.00
                  May 31, 2002                                 2.20:1.00
                  August 31, 2002                              2.20:1.00
                  November 30, 2002                            2.20:1.00

     9.09 Maximum Leverage Ratio. Holdings will not permit the Leverage Ratio at any time during a period set forth below to be greater than the ratio set forth opposite such period below:

                  Period                                         Ratio
                  ------                                         -----
         Initial Borrowing Date through and including
         May 31, 1998                                          5.60:100

         June 1, 1998 through and including August
         31, 1998                                              5.50:1.00

         September 1, 1998 through and including
         February 28, 1999                                     5.30:1.00

         March 1, 1999 through and including February
         29, 2000                                              5.00:1.00

         March 1, 2000 through and including February
         29, 2001                                              4.50:1.00

         March 1, 2001 through and including February
         28, 2002                                              4.00:1.00

         Thereafter                                            3.50:1.00


     9.10 Limitation on Payments of Certain Indebtedness,;Modifications of Certain 0.1 Limitation on Payments of Certain Indebtedness,; Modifications of Certain Indebtedness; ents; etc. Modifications of Certificate of Incorporation, By-Laws and Certain Other Agreements; etc. Holdings will not, and will not permit any of its Subsidiaries to, (i) make (or give any notice in respect of) any voluntary or optional payment or prepayment on or redemption or acquisition for value of, or any prepayment or redemption as a result of any asset sale, change of control or similar event of (including in each case, without limitation, by way of depositing with the trustee with respect thereto or any other Person money or securities before due for the purpose of paying when due) the Senior Subordinated Notes, (ii) amend or modify, or permit the amendment or modification of, any provision of the Senior Subordinated Note Documents, (iii) make (or give any notice in respect of) any voluntary or optional payment or prepayment on or redemption or acquisition for value of, or any prepayment or redemption as a result of any asset sale, change of control or similar event of, any Seller Note, provided that the Borrower and its Subsidiaries may voluntarily prepay certain of the ATEC Obligations in an amount not to exceed $75,000 on or prior to the Initial Borrowing Date and may voluntarily prepay any Seller Note (including the ATEC Obligations) after March 1, 1999 so long as no Default or Event of Default then exists or would result therefrom, (iv) after the execution and delivery thereof, amend, modify or change any provision of any Seller Note (including the ATEC Obligations) to the extent that any such amendment, modification or change could be more restrictive on the Borrower or any of its Subsidiaries or could be adverse to the interests of the Banks in any material respect, (v) amend, modify or change its certificate of incorporation (including, without limitation, by the filing or modification of any certificate of designation) or by-laws (or the equivalent organizational documents) or any agreement entered into by it with respect to its capital stock (including any Shareholders' Agreement), or enter into any new agreement with respect to its capital stock, unless such amendment, modification, change or other action contemplated by this clause (v) would not violate or be inconsistent with any of the terms or provisions of this Agreement or could not reasonably be expected to be adverse to the interests of the Banks in any material respect, (vi) amend, modify or change any provision of (x) any Management Agreement or enter into any new management agreement, financial advisory agreement or similar agreement with any Affiliate of Holdings or any of its Subsidiaries or
(y) any Tax Sharing Agreement or enter into any new tax sharing agreement, tax allocation agreement or similar agreements without the prior written consent of the Agent in the case of this clause (y) or (vii) amend, modify or change any provision of the ATEC Subordination Agreement.

     9.11 Limitation on Certain Restrictions on Subsidiaries. Holdings will not, and will not permit any of its Subsidiaries to, directly or indirectly, create or otherwise cause or suffer to exist or become effective any encumbrance or restriction on the ability of any such Subsidiary to (a) pay dividends or make any other distributions on its capital stock or any other interest or participation in its profits owned by Holdings or any Subsidiary Holdings, or pay any Indebtedness owed to Holdings or any Subsidiary of Holdings, (b) make loans or advances to Holdings or any Subsidiary of Holdings or (c) transfer any of its properties or assets to Holdings or any Subsidiary of Holdings, except for such encumbrances or restrictions existing under or by reason of (i) applicable law, (ii) this Agreement and the other Credit Documents, (iii) the Senior Subordinated Note Documents, (iv) customary provisions restricting subletting or assignment of any lease governing a leasehold interest of Holdings or any Subsidiary of Holdings, (v) customary provisions restricting assignment of any licensing agreement or other contract entered into by Holdings or any Subsidiary of Holdings in the ordinary course of business and (vi) restrictions on the transfer of any asset subject to a Lien permitted by Sections 9.01(vii),
(viii), (xiv) and (xv).

     9.13 Limitation on Issuance of Capital Stock. (a) Holdings will not, and will not permit any of its Subsidiaries to, issue (i) any preferred stock other than Qualified Preferred Stock of Holdings or (ii) any redeemable common stock (other than common stock that is redeemable at the sole option of Holdings or such Subsidiary).

                  (b) Holdings will not permit any of its Subsidiaries to issue any capital stock (including by way of sales of treasury stock) or any options or warrants to purchase, or securities convertible into, capital stock, except
(i) for transfers and replacements of then outstanding  shares of capital stock,
(ii) for stock splits, stock dividends and issuances which do not decrease the percentage ownership of Holdings or any of its Subsidiaries in any class of the capital stock of such Subsidiary, (iii) to qualify directors to the extent required by applicable law, (iv) for issuances by newly created or acquired Subsidiaries in accordance with the terms of this Agreement or (v) for the common stock to be issued by the Borrower to Holdings as part of the Merger.

     9.13 Business. (a) Holdings and its Subsidiaries will not engage in any business other than the businesses engaged in by the Borrower and its Subsidiaries as of the Initial Borrowing Date and reasonable extensions thereof and businesses complimentary thereto, provided that in no event shall Holdings or any of its Subsidiaries engage in any business related to insurance other than as an insurance broker in each case without the incurrence of any underwriting risk.

                  (b) Notwithstanding the foregoing or anything else in this Agreement, Holdings will not engage in any business and will not own any significant assets or have any material liabilities other than its ownership of the capital stock of the Borrower and having those liabilities which it is responsible for under this Agreement and the other Documents to which it is a party, provided that Holdings may engage in those activities that are incidental to (x) the maintenance of its corporate existence in compliance with applicable law, (y) legal, tax and accounting matters in connection with any of the foregoing activities and (z) the entering into, and performing its obligations under, this Agreement and the other Documents to which it is a party.

                  (c) Notwithstanding the foregoing or anything else in this Agreement, Acquisition Corp. will not engage in any business and will not have any significant assets or material liabilities other than its ownership of the capital stock of ATC and having those liabilities which it is responsible for under this Agreement and the other Documents to which it is a party; provided that Acquisition Corp. may engage in those activities that are incidental to (i) the maintenance of its corporate existence in compliance with applicable law,
(ii) legal, tax and accounting matters in connection with the foregoing activities and (iii) the entering into, and performance of its obligations under, this Agreement and the other Documents to which it is a party.

     9.14 Limitation on Creation of Subsidiaries. Notwithstanding anything to the contrary contained in this Agreement, Holdings will not, and will not permit any of its Subsidiaries to, establish, create or acquire after the Effective Date any Subsidiary, provided that, after the consummation of the Merger, the Borrower and its Wholly-Owned Subsidiaries shall be permitted to establish, create or, to the extent permitted by this Agreement, acquire Wholly-Owned Subsidiaries (or, to the extent permitted by clause (vii) of Section 9.02(xii), non-Wholly-Owned Subsidiaries) so long as (i) the capital stock or other equity interests of each such new Subsidiary is pledged pursuant to, and to the extent required by, the Pledge Agreement and the certificates representing such stock or other equity interests, together with stock or other powers duly executed in blank, are delivered to the Collateral Agent for the benefit of the Secured
Creditors, (ii) each such new Subsidiary executes and delivers to the Agent a counterpart of the Subsidiaries Guaranty, the Pledge Agreement and the Security Agreement, and (iii) each such new Subsidiary, to the extent requested by the Agent or the Required Banks, takes all actions required pursuant to Section
8.11. In addition, each new Subsidiary shall execute and deliver, or cause to be executed and delivered, to the Agent all other relevant documentation of the type described in Section 5 as such new Subsidiary would have had to deliver if such new Subsidiary were a Credit Party on the Initial Borrowing Date.

     9.15 Senior Subordinated Notes. Neither Holdings nor any of its Subsidiaries shall designate any Indebtedness, other than the Obligations, as "Designated Senior Debt" for purposes of the Senior Subordinated Notes and the other Senior Subordinated Note Documents.


               SECTION 10. Events of Default. Upon the occurrence of any of the following specified events (each an "Event of Default"):

     10.01 Payments. The Borrower shall (i) default in the payment when due of any principal of any Loan or any Note or (ii) default, and such default shall continue unremedied for three or more Business Days, in the payment when due of any interest on any Loan or Note, any Unpaid Drawing or any Fees or any other amounts owing hereunder or thereunder; or

     10.02 Representations, etc. Any representation, warranty or statement made (or deemed made) by any Credit Party herein or in any other Credit Document or in any certificate delivered to the Agent or any Bank pursuant hereto or thereto shall prove to be untrue in any material respect on the date as of which made or deemed made; or

     10.03 Covenants. Any Credit Party shall (i) default in the due performance or observance by it of any term, covenant or agreement contained in Section 8.01(g)(i), 8.08, 8.12 or Section 9 or (ii) default in the due performance or observance by it of any other term, covenant or agreement contained in this Agreement or any other Credit Document (other than those set forth in Sections
10.01 and 10.02) and such default shall continue unremedied for a period of 30 days after written notice thereof to the defaulting party by the Agent or the Required Banks; or

     10.04 Default Under Other Agreements. (i) Holdings or any of its Subsidiaries shall (x) default in any payment of any Indebtedness (other than the Obligations) beyond the period of grace, if any, provided in the instrument or agreement under which such Indebtedness was created or (y) default in the observance or performance of any agreement or condition relating to any Indebtedness (other than the Obligations) or contained in any instrument or agreement evidencing, securing or relating thereto, or any other event shall occur or condition exist, the effect of which default or other event or condition is to cause, or to permit the holder or holders of such Indebtedness (or a trustee or agent on behalf of such holder or holders) to cause (determined without regard to whether any notice is required), any such Indebtedness to become due prior to its stated maturity, or (ii) any Indebtedness (other than the Obligations) of Holdings or any of its Subsidiaries shall be declared to be (or shall become) due and payable, or required to be prepaid other than by a regularly scheduled required prepayment, prior to the stated maturity thereof, provided that it shall not be a Default or an Event of Default under this
Section 10.04 unless the
aggregate principal amount of all Indebtedness as described in preceding clauses (i) and (ii) is at least $2,000,000; or

     10.05 Bankruptcy, etc. Holdings or any of its Subsidiaries shall commence a voluntary case concerning itself under Title 11 of the United States Code entitled "Bankruptcy," as now or hereafter in effect, or any successor thereto (the "Bankruptcy Code"); or an involuntary case is commenced against Holdings or any of its Subsidiaries, and the petition is not controverted within 10 days, or is not dismissed within 60 days, after commencement of the case; or a custodian (as defined in the Bankruptcy Code) is appointed for, or takes charge of, all or substantially all of the property of Holdings or any of its Subsidiaries, or Holdings or any of its Subsidiaries commences any other proceeding under any reorganization, arrangement, adjustment of debt, relief of debtors, dissolution, insolvency or liquidation or similar law of any jurisdiction whether now or hereafter in effect relating to Holdings or any of its Subsidiaries, or there is commenced against Holdings or any of its Subsidiaries any such proceeding which remains undismissed for a period of 60 days, or Holdings or any of its Subsidiaries is adjudicated insolvent or bankrupt; or any order of relief or other order approving any such case or proceeding is entered; or Holdings or any of its Subsidiaries suffers any appointment of any custodian or the like for it or any substantial part of its property to continue undischarged or unstayed for a period of 60 days; or Holdings or any of its Subsidiaries makes a general assignment for the benefit of creditors; or any corporate action is taken by Holdings or any of its Subsidiaries for the purpose of effecting any of the foregoing; or

     10.06 ERISA. (a) Any Plan shall fail to satisfy the minimum funding standard required for any plan year or part thereof under Section 412 of the Code or Section 302 of ERISA or a waiver of such standard or extension of any amortization period is sought or granted under Section 412 of the Code or
Section 303 or 304 of ERISA, a Reportable Event shall have occurred, a contributing sponsor (as defined in Section 4001(a)(13) of ERISA) of a Plan subject to Title IV of ERISA shall be subject to the advance reporting requirement of PBGC Regulation Section 4043.61 (without regard to subparagraph
(b)(1) thereof) and an event described in subsection .62, .63, .64, .65, .66, .67 or .68 of PBGC Regulation Section 4043 shall be reasonably expected to occur with respect to such Plan within the following 30 days, any Plan which is subject to Title IV of ERISA shall have had or is likely to have a trustee appointed to administer such Plan, any Plan which is subject to Title IV of ERISA is, shall have been or is likely to be terminated or to be the subject of termination proceedings under ERISA, any Plan shall have an Unfunded Current Liability, a contribution required to be made with respect to a Plan or a Foreign Pension Plan has not been timely made, Holdings or any Subsidiary of Holdings or any ERISA Affiliate has incurred or is likely to incur any liability to or on account of a Plan under Section 409, 502(i), 502(l), 515, 4062, 4063, 4064, 4069, 4201, 4204 or 4212 of ERISA or Section 401(a)(29), 4971 or 4975 of
the Code or on account of a group health plan (as defined in Section 607(1) of ERISA or Section 4980B(g)(2) of the Code) under

Section 4980B of the Code, or Holdings or any Subsidiary of Holdings has incurred or is likely to incur liabilities pursuant to one or more employee welfare benefit plans (as defined in Section 3(1) of ERISA) that provide benefits to retired employees or other former employees (other than as required by Section 601 of ERISA) or Plans or Foreign Pension Plans; (b) there shall result from any such event or events the imposition of a lien, the granting of a security interest, or a liability or a material risk of incurring a liability; and (c) such lien, security interest or liability, individually, and/or in the aggregate, in the reasonable opinion of the Required Banks, has had, or could reasonably be expected to have, a material adverse effect on the business, operations, properties, assets, liabilities, condition (financial or otherwise) or prospects of Holdings and its Subsidiaries taken as a whole; or

     10.07 Security Documents. At any time after the execution and delivery thereof, any of the Security Documents shall cease to be in full force and effect, or shall cease to give the Collateral Agent for the benefit of the Secured Creditors the Liens, rights, powers and privileges purported to be created thereby (including, without limitation, a perfected security interest in, and Lien on, all of the Collateral (other than an immaterial portion of the Security Agreement Collateral), in favor of the Collateral Agent, superior to and prior to the rights of all third Persons (except as permitted by Section 9.01), and subject to no other Liens (except as permitted by Section 9.01); or

     10.08 Guaranties. At any time after the execution and delivery thereof, any Guaranty or any provision thereof shall cease to be in full force or effect as to any Guarantor, or any Guarantor or any Person acting by or on behalf of such Guarantor shall deny or disaffirm such Guarantor's obligations under its Guaranty or any Guarantor shall default in the due performance or observance of any term, covenant or agreement on its part to be performed or observed pursuant to its Guaranty; or

     10.09 Judgments. One or more judgments or decrees shall be entered against Holdings or any Subsidiary of Holdings involving in the aggregate for Holdings and its Subsidiaries a liability (not paid or fully covered by a reputable and solvent insurance company) and such judgments and decrees either shall be final and non-appealable or shall not be vacated, discharged or stayed or bonded pending appeal for any period of 30 consecutive days, and the aggregate amount of all such judgments equals or exceeds $2,000,000; or

     10.10 Change of Control. A Change of Control shall occur; or

     10.11 ATEC Subordination Agreement. The ATEC Subordination Agreement or material any provision thereof shall cease to be in full force and effect, or any party to the ATEC Subordination Agreement shall default in the performance or observance of any term, covenant or agreement on its part to be performed or observed pursuant thereto;

then, and in any such event, and at any time thereafter, if any Event of Default shall then be continuing, the Agent, upon the written request of the Required Banks, shall by written notice to the Borrower, take any or all of the following actions, without prejudice to the rights of any Agent, any Bank or the holder of any Note to enforce its claims against any Credit Party (provided, that, if an Event of Default specified in Section 10.05 shall occur with respect to the Borrower, the result which would occur upon the giving of written notice by the Agent as specified in clauses (i) and (ii) below shall occur automatically without the giving of any such notice): (i) declare the Total Commitment terminated, whereupon all Commitments of each Bank shall forthwith terminate immediately and any Commitment Commission shall forthwith become due and payable without any other notice of any kind; (ii) declare the principal of and any accrued interest in respect of all Loans and the Notes and all Obligations owing hereunder and thereunder to be, whereupon the same shall become, forthwith due and payable without presentment, demand, protest or other notice of any kind, all of which are hereby waived by each Credit Party; (iii) terminate any Letter of Credit which may be terminated in accordance with its terms; (iv) direct the Borrower to pay (and the Borrower agrees that upon receipt of such notice, or upon the occurrence of an Event of Default specified in Section 10.05 with respect to the Borrower, it will pay) to the Collateral Agent at the Payment Office such additional amount of cash or Cash Equivalents, to be held as security by the Collateral Agent, as is equal to the aggregate Stated Amount of all Letters of Credit issued for the account of the Borrower and then outstanding; (v) enforce, as Collateral Agent, all of the Liens and security interests created pursuant to the Security Documents; and (vi) apply any cash collateral held by the Agent pursuant to Section 4.02 to the repayment of the Obligations.


               SECTION 11. Definitions and Accounting Terms.ions and Accounting Terms

     11.01 Defined Terms. As used in this Agreement, the following terms shall have the following meanings (such meanings to be equally applicable to both the singular and plural forms of the terms defined):

                  "Acknowledgment and Joinder Agreement" shall have the meaning provided in Section 5.15.

                  "Acquired Entity or Business" shall have the meaning provided in the definition of Consolidated Net Income.

                  "Acquisition" shall mean, collectively, (x) the purchase by Acquisition Corp. for cash of the outstanding Shares pursuant to the Offer to Purchase and (y) the Merger.

                  "Acquisition Corp." shall have the meaning provided in the first paragraph of this Agreement.

                  "Acquisition Documents" shall mean and include the Tender Offer Documents and the Merger Documents.

                  "Acquisition Loan" shall mean any Revolving Loan incurred by the Borrower to finance the consideration paid to, or on behalf of, a Seller in connection with a Permitted Acquisition.

                  "Additional Security Documents" shall have the meaning provided in Section 8.11.

                  "Acquisition Sub-Limit" shall mean, at any time (x) $23,000,000 less (y)(i) except as otherwise provided in clause (ii) below, 77% of the aggregate reductions to the Total Revolving Loan Commitment theretofore effected or (ii) with respect to reductions effected pursuant to Section 3.02(a), such other amount as may be specified by the Borrower pursuant to such Section.

                  "Adjusted Consolidated Net Income" shall mean, for any period, Consolidated Net Income for such period plus, without duplication, the sum of the amount of all net non-cash charges (including, without limitation, depreciation, amortization, deferred tax expense and non-cash interest expense) and net non-cash losses which were included in arriving at Consolidated Net Income for such period, less the amount of all net non-cash gains (exclusive of items reflected in Adjusted Consolidated Working Capital) which were included in arriving at Consolidated Net Income for such period.

                  "Adjusted Consolidated Working Capital" shall mean, at any time, Consolidated Current Assets (but excluding therefrom all cash and Cash Equivalents) less Consolidated Current Liabilities at such time.

                  "Affiliate" shall mean, with respect to any Person, any other Person directly or indirectly controlling (including, but not limited to, all directors and officers of such Person), controlled by, or under direct or indirect common control with, such Person. A Person shall be deemed to control another Person if such Person possesses, directly or indirectly, the power (i) to vote 10% or more of the securities having ordinary voting power for the election of directors of such corporation or (ii) to direct or cause the direction of the management and policies of such other Person, whether through the ownership of voting securities, by contract or otherwise.

                  "Agent" shall mean BTCo, in its capacity as Agent for the Banks hereunder, and shall include any successor to the Agent appointed pursuant to Section 12.09.

                  "Agreement"  shall mean this Credit  Agreement,  as  modified,
supplemented,   amended,  restated  (including  any  amendment  and  restatement hereof), extended, renewed, refinanced or replaced from time to time.

                  "Applicable Base Rate Margin" shall mean (i) for the period from the Initial Borrowing Date through but not including the first Start Date after the Initial Borrowing Date, 1.25% and (ii) from and after any Start Date to and including the corresponding End Date, the respective percentage per annum set forth in clause (A), (B) or (C) below if, but only if, as of the Test Date for such Start Date the applicable condition set forth in clause (A), (B) or (C) below, as the case may be, is met:

                  (A) 1.25% if, but only if, as of the Test Date for such Start Date the Leverage Ratio for the Test Period ended on such Test Date shall be greater than or equal to 3.50:1:00;

                  (B) 1.00% if, but only if, as of the Test Date for such Start Date the Leverage Ratio for the Test Period ended on such Test Date shall be less than 3.50:1.00 and greater than or equal to 3.00:1.00; and

                  (C) 0.75% if, but only if, as of the Test Date for such Start Date the Leverage Ratio for the Test Period ended on such Test Date shall be less than 3.00:1.00.

Notwithstanding  anything  to  the  contrary  above  in  this  definition,   the
Applicable Base Rate Margin shall be 1.25% at all times when a Default or an Event of Default shall exist.

                  "Applicable Commitment Commission Percentage" shall mean
 .500%.

                  "Applicable Eurodollar Rate Margin" shall mean (i) for the period from the Initial Borrowing Date through but not including the first Start Date after the Initial Borrowing Date, 2.25%, and (ii) from and after any Start Date to and including the corresponding End Date, the respective percentage per annum set forth in clause (A), (B) or (C) below if, but only if, as of the Test Date for such Start Date the applicable condition set forth in clause (A), (B) or (C) below, as the case may be, is met:

                  (A) 2.25% if, but only if, as of the Test Date for such Start Date the Leverage Ratio for the Test period ended on such Test Date shall be greater than or equal to 3.50:1:00;

                  (B) 2.00% if, but only if, as of the Test Date for such Start Date the Leverage Ratio for the Test Period ended on such Test Date shall be less than 3.50:1.00 and greater than or equal to 3.00:1.00; and

                  (C) 1.75% if, but only if, as of the Test Date for such Start Date the Leverage Ratio for the Test Period ended on such Test Date shall be less than 3.00:1.00.

Notwithstanding  anything  to  the  contrary  above  in  this  definition,   the
Applicable Eurodollar Rate Margin shall be 2.25% at all times when a Default or an Event of Default shall exist.

                  "Applicable Excess Cash Flow Percentage" shall mean (i) in respect of the Excess Cash Payment Period ending on February 28, 1999, 75%, and
(ii) in respect of each Excess Cash Payment Period thereafter, 50%.

                  "Applicable Margin Period" shall mean each period which shall commence on a date on which the financial statements are delivered pursuant to
Section 8.01(b) or (c), as the case may be, and which shall end on the earlier of (i) the date of the actual delivery of the next financial statements pursuant to Section 8.01(b) or (c), as the case may be, and (ii) the latest date on which the next financial statements are required to be delivered pursuant to Section 8.01(b) or (c), as the case may be, provided that the first Applicable Margin Period shall commence with the delivery of Holdings' financial statements for the Test Period ending on February 28, 1999.

                  "Asset Sale" shall mean any sale, transfer or other disposition by Holdings or any of its Subsidiaries to any Person (including by-way-of redemption by such Person) other than to Holdings or a Wholly-Owned Subsidiary of Holdings of any asset (including, without limitation, any capital stock or other securities of, or equity interests in, another Person) other than sales of assets pursuant to Sections 9.02 (ii), (iii), (vii) and (ix).

                  "Assignment and Assumption Agreement" shall mean an Assignment and Assumption Agreement substantially in the form of Exhibit K (appropriately completed).

                  "ATC" shall mean ATC Group Services Inc., a Delaware corporation.

                  "ATEC" shall mean American Testing and Engineering Corporation, an Indiana corporation.

                  "ATEC Obligation" shall mean the obligations currently owing by the Borrower to American Testing and Engineering Corporation, an Indiana corporation, which obligations were originally incurred as part of the acquisition by the Borrower of certain assets of American Testing and Engineering Corporation.

                  "ATEC Subordination Agreement" shall have the meaning provided in Section 5.09.

                  "Bank"  shall  mean  each  financial   institution  listed  on
Schedule I, as well as any Person which becomes a "Bank"  hereunder  pursuant to
Section 1.13 or 13.04(b).

                  "Bank Default" shall mean (i) the refusal (which has not been retracted) or the failure of a Bank to make available its portion of any Borrowing (including any Mandatory Borrowing) or to fund its portion of any unreimbursed payment under Section 2.04(c) or (ii) a Bank having notified in writing the Borrower and/or the Agent that such Bank does not intend to comply with its obligations under Section 1.01(a), 1.01(b), 1.01(d) or 2, in the case of either clause (i) or (ii) as a result of any takeover or control (including, without limitation, as a result of the occurrence of any event of the type described in Section 10.05 with respect to such Bank) of such Bank by any regulatory authority or agency.

                  "Bankruptcy Code" shall have the meaning provided in Section 10.05.

                  "Base Rate" shall mean, at any time, the higher of (i) the Prime Lending Rate and (ii) 1/2 of 1% in excess of the Federal Funds Rate.

                  "Base Rate Loan" shall mean (i) each Swingline Loan and (ii) each other Loan designated or deemed designated as such by the Borrower at the time of the incurrence thereof or conversion thereto.

                  "Bing Yen" shall mean Bing Yen & Associates, Inc., a California corporation.

                  "Bing Yen Acquisition" shall mean the acquisition by ATC of all of the outstanding shares of capital stock of Bing Yen pursuant to, and in accordance with the terms set forth in, the Bing Yen Acquisition Agreement.

                  "Bing Yen Acquisition Agreement" shall mean the Stock Purchase Agreement dated as of November 26, 1997 by and among Bing Yen Associates, Inc., Bing Yen, Glenn Tofani and ATC.

                  "Borrower" shall mean (i) prior to the consummation of the Merger, Acquisition Corp., and (ii) from and after the consummation of the Merger, ATC as the surviving corporation of the Merger.

                  "Borrowing" shall mean the borrowing of one Type of Loan of a single Tranche from all the Banks having Commitments of the respective Tranche (or from the Swingline Bank in the case of Swingline Loans) on a given date (or resulting from a conversion or conversions on such date) having in the case of Eurodollar Loans the same

Interest Period, provided that Base Rate Loans incurred pursuant to Section 1.10(b) shall be considered part of the related Borrowing of Eurodollar Loans.

                  "BTCo" shall mean Bankers Trust Company, in its individual capacity, and any successor corporation thereto by merger, consolidation or otherwise.

                  "Business Day" shall mean (i) for all purposes other than as covered by clause (ii) below, any day except Saturday, Sunday and any day which shall be in New York City, New York, a legal holiday or a day on which banking institutions are authorized or required by law or other government action to close and (ii) with respect to all notices and determinations in connection with, and payments of principal and interest on, Eurodollar Loans, any day which is a Business Day described in clause (i) above and which is also a day for trading by and between banks in the New York interbank Eurodollar market.

                  "Capital Expenditures" shall mean, with respect to any Person, all expenditures by such Person which should be capitalized in accordance with generally accepted accounting principles and, without duplication, the amount of Capitalized Lease Obligations incurred by such Person.

                  "Capitalized Lease Obligations" shall mean, with respect to any Person, all rental obligations of such Person which, under generally accepted accounting principles, are or will be required to be capitalized on the books of such Person, in each case taken at the amount thereof accounted for as indebtedness in accordance with such principles.

                  "Cash Equivalents" shall mean, as to any Person, (i) securities issued or directly and fully guaranteed or insured by the United States or any agency or instrumentality thereof (provided that the full faith and credit of the United States is pledged in support thereof) having maturities of not more than six months from the date of acquisition, (ii) marketable direct obligations issued by any state of the United States or any political subdivision or public instrumentality of such state, in each case having maturities of not more than six months from the date of acquisition and, at the time of acquisition thereof, having one of the two highest ratings obtainable from either Standard & Poor's Ratings Services or Moody's Investors Service, Inc., (iii) Dollar denominated time deposits and certificates of deposit of any commercial bank having, or which is the principal banking subsidiary of a bank holding company having, a long-term unsecured debt rating of at least "A" or the equivalent thereof from Standard & Poor's Ratings Services or "A2" or the equivalent thereof from Moody's Investors Service, Inc. with maturities of not more than six months from the date of acquisition by such Person, (iv) repurchase obligations with a term of not more than seven days for underlying securities of the types described in clause (i) above entered into with any bank meeting the qualifications specified in clause (iii) above, (v) commercial paper issued by any Person incorporated in the United States rated at least A-1 or the equivalent thereof by Standard & Poor's Ratings Services or at least P-1 or the equivalent thereof by Moody's Investors Service, Inc. and in each case maturing not more than six months after the date of acquisition by such Person and (vi) investments in money market funds substantially all of whose assets are comprised of securities of the types described in clauses (i) through (v) above.

                  "CERCLA" shall mean the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as the same may be amended from time to time, 42 U.S.C. ss. 9601 et seq.

                  "Change of Control" shall mean (i) WPG and its Affiliates shall cease to own on a fully diluted basis in the aggregate at least 51% of the economic and voting interest in Holdings' capital stock, (ii) Holdings shall cease to own 100% of the economic and voting interest in the Borrower's capital stock or (iii) a "change of control" or similar event shall occur under, and as defined in, the Senior Subordinated Note Documents.

                  "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time, and the regulations promulgated and rulings issued thereunder. Section references to the Code are to the Code, as in effect at the date of this Agreement and any subsequent provisions of the Code, amendatory thereof, supplemental thereto or substituted therefor.

                  "Collateral" shall mean all property (whether real or personal) with respect to which any security interests have been granted (or purported to be granted) pursuant to any Security Document, including, without limitation, all Pledge Agreement Collateral, all Security Agreement Collateral, the Mortgaged Properties and all cash and Cash Equivalents delivered as collateral pursuant to Section 4.02 or 10.

                  "Collateral Agent" shall mean the Agent acting as collateral agent for the Secured Creditors pursuant to the Security Documents.

                  "Collective Bargaining Agreements" shall have the meaning provided in Section 5.05.

                  "Commitment" shall mean any of the commitments of any Bank, i.e., whether the Term Loan Commitment or the Revolving Loan Commitment.

                  "Commitment Commission" shall mean the Revolving Loan Commitment Commission and the Term Loan Commitment Commission.

                  "Consolidated Current Assets" shall mean, at any time, the consolidated current assets of Holdings and its Subsidiaries at such time.

                  "Consolidated Current Liabilities" shall mean, at any time, the consolidated current liabilities of Holdings and its Subsidiaries at such time, but excluding the current portion of any Indebtedness under this Agreement and the current portion of any other long-term Indebtedness which would otherwise be included therein.

                  "Consolidated EBIT" shall mean, for any period, Consolidated Net Income for such period before Consolidated Interest Expense and provision for taxes for such period and without giving effect (x) to any extraordinary gains or losses and (y) to any gains or losses from sales of assets other than from sales of inventory sold in the ordinary course of business.

                  "Consolidated EBITDA" shall mean, for any period, Consolidated EBIT for such period, adjusted by adding thereto (i) the amount of all amortization of intangibles and depreciation that were deducted in arriving at Consolidated EBIT for such period and (ii) the amount of all amortization of non-compete and consulting payments made to George Rubin and Morry F. Rubin that were deducted in arriving at Consolidated EBIT for such period, which amount shall not exceed $346,500 in the aggregate in any fiscal quarter of Holdings or $4,714,000 in the aggregate during the term of this Agreement and with such amortization and any cash payments made in connection with such non-compete and consulting arrangements to be consistent with that set forth in the Projections.

                  "Consolidated Indebtedness" shall mean, at any time, the principal amount of all Indebtedness of Holdings and its Subsidiaries at such time as determined on a consolidated basis (excluding, for this purpose, Indebtedness permitted by Section 9.04(x)).

                  "Consolidated Interest Coverage Ratio" shall mean, for any period, the ratio of Consolidated EBITDA to Consolidated Interest Expense for such period.

                  "Consolidated  Interest  Expense"  shall mean, for any period, the total consolidated interest expense of Holdings and its Subsidiaries for such period (calculated without regard to any limitations on the payment thereof) plus, without duplication, that portion of Capitalized Lease Obligations of Holdings and its Subsidiaries representing the interest factor for such period, provided that the amortization of deferred financing, legal and accounting costs with respect to the Transaction shall be excluded from Consolidated Interest Expense to the extent same would otherwise have been included therein.

                  "Consolidated Net Income" shall mean, for any period, the net income (or loss) of Holdings and its Subsidiaries for such period, determined on a consolidated basis (after any deduction for minority interests), provided that in determining Consolidated Net Income, (i) the net income of any other Person which is not a Subsidiary of Holdings or is accounted for by Holdings by the equity method of accounting shall be included only to the extent of the payment of cash dividends or distributions by such other Person to

Holdings or a Subsidiary thereof during such period, (ii) the net income (or loss) of any other Person acquired by such specified Person or a Subsidiary of such Person in a pooling of interests transaction for any period prior to the date of such acquisition shall be excluded and (iii) the net income of any Subsidiary of the Borrower shall be excluded to the extent that the declaration or payment of dividends or similar distributions by that Subsidiary of its income is not at the time permitted by operation of the terms of its charter or any agreement, instrument or law applicable to such Subsidiary; provided that for purposes of Section 9.09 and the definitions of Applicable Base Rate Margin and Applicable Eurodollar Rate Margin, there shall be included (to the extent not already included) in determining Consolidated Net Income for any period the net income (or loss) of any Person, business, property or asset acquired during such period pursuant to a Permitted Acquisition and not subsequently sold or otherwise disposed of by the Borrower or one of its Subsidiaries during such period (each such Person, business, property or asset acquired and not subsequently disposed of during such period, an "Acquired Entity or Business"), in each case based on the actual net income (or loss) of such Acquired Entity or Business for the entire period (including the portion thereof occurring prior to such acquisition).

                  "Contingent Obligation" shall mean, as to any Person, any obligation of such Person as a result of such Person being a general partner of the other Person, unless the underlying obligation is expressly made non-recourse as to such general partner, and any obligation of such Person guaranteeing or intended to guarantee any Indebtedness, leases, dividends or other obligations ("primary obligations") of any other Person (the "primary obligor") in any manner, whether directly or indirectly, including, without limitation, any obligation of such Person, whether or not contingent, (i) to purchase any such primary obligation or any property constituting direct or indirect security therefor, (ii) to advance or supply funds (x) for the purchase or payment of any such primary obligation or (y) to maintain working capital or equity capital of the primary obligor or otherwise to maintain the net worth or solvency of the primary obligor, (iii) to purchase property, securities or services primarily for the purpose of assuring the owner of any such primary obligation of the ability of the primary obligor to make payment of such primary obligation or (iv) otherwise to assure or hold harmless the holder of such primary obligation against loss in respect thereof; provided, however, that the term Contingent Obligation shall not include endorsements of instruments for deposit or collection in the ordinary course of business. The amount of any Contingent Obligation shall be deemed to be an amount equal to the stated or determinable amount of the primary obligation in respect of which such Contingent Obligation is made or, if not stated or determinable, the maximum reasonably anticipated liability in respect thereof (assuming such Person is required to perform thereunder) as determined by such Person in good faith.

                  "Credit Documents" shall mean this Agreement and, after the execution and delivery thereof pursuant to the terms of this Agreement, each Note, the Acknowledgment and Joinder Agreement, the Subsidiaries Guaranty and each Security Document.

                  "Credit Event" shall mean the making of any Loan or the issuance of any Letter of Credit.

                  "Credit Party" shall mean Holdings, the Borrower and each Subsidiary Guarantor.

                  "Default" shall mean any event, act or condition which with notice or lapse of time, or both, would constitute an Event of Default.

                  "Defaulting Bank" shall mean any Bank with respect to which a Bank Default is in effect.

                  "Dividend" shall mean, with respect to any Person, that such Person has declared or paid a dividend or returned any equity capital to its stockholders or partners or authorized or made any other distribution, payment or delivery of property (other than common stock of such Person) or cash to its stockholders or partners as such, or redeemed, retired, purchased or otherwise acquired, directly or indirectly, for a consideration any shares of any class of its capital stock or any partnership interests outstanding on or after the Effective Date (or any options or warrants issued by such Person with respect to its capital stock), or set aside any funds for any of the foregoing purposes, or shall have permitted any of its Subsidiaries to purchase or otherwise acquire for a consideration any shares of any class of the capital stock or any partnership interests of such Person outstanding on or after the Effective Date (or any options or warrants issued by such Person with respect to its capital stock). Without limiting the foregoing, "Dividends" with respect to any Person shall also include all payments made or required to be made by such Person with respect to any stock appreciation rights, plans, equity incentive or achievement plans or any similar plans or setting aside of any funds for the foregoing purposes.

                  "Documents"  shall mean and include (i) the Credit  Documents,
(ii) the Tender Offer Documents, (iii) the Refinancing Documents, (iv) the Equity Financing Documents, (v) the Merger Documents and (vi) the Senior Subordinated Note Documents.

                  "Dollars" and the sign "$" shall each mean freely transferable lawful money of the United States.

                  "Drawing" shall have the meaning provided in Section 2.05(b).

                  "Effective Date" shall have the meaning provided in Section 13.10.

                  "Eligible Transferee" shall mean and include a commercial bank, financial institution, any fund that invests in loans or any other "accredited investor" (as defined in Regulation D of the Securities Act).

                  "Employment Agreements" shall have the meaning provided in
Section 5.05.

                  "End Date" shall mean, for any Applicable Margin Period, the last day of such Applicable Margin Period.

                  "Environmental Claims" shall mean any and all administrative, regulatory or judicial actions, suits, demands, demand letters, directives, claims, liens, notices of noncompliance or violation, investigations or proceedings relating in any way to any Environmental Law or any permit issued, or any approval given, under any such Environmental Law (hereafter, "Claims"), including, without limitation, (a) any and all Claims by governmental or regulatory authorities for enforcement, cleanup, removal, response, remedial or other actions or damages pursuant to any applicable Environmental Law, and (b) any and all Claims by any third party seeking damages, contribution, indemnification, cost recovery, compensation or injunctive relief in connection with alleged injury or threat of injury to health, safety or the environment due to the presence of Hazardous Materials.

                  "Environmental Law" shall mean any Federal, state, foreign or local statute, law, rule, regulation, ordinance, code, guideline, written policy and rule of common law now or hereafter in effect and in each case as amended, and any judicial or administrative interpretation thereof, including any judicial or administrative order, consent decree or judgment, relating to the environment, employee health and safety or Hazardous Materials, including, without limitation, CERCLA; RCRA; the Federal Water Pollution Control Act, 33 U.S.C. ss. 1251 et seq.; the Toxic Substances Control Act, 15 U.S.C. ss. 2601 et seq.; the Clean Air Act, 42 U.S.C. ss. 7401 et seq.; the Safe Drinking Water Act, 42 U.S.C. ss. 3803 et seq.; the Oil Pollution Act of 1990, 33 U.S.C. ss. 2701 et seq.; the Emergency Planning and the Community Right-to-Know Act of 1986, 42 U.S.C. ss. 11001 et seq.; the Hazardous Material Transportation Act, 49 U.S.C. ss. 1801 et seq. and the Occupational Safety and Health Act, 29 U.S.C. ss. 651 et seq.; and any state and local or foreign counterparts or equivalents, in each case as amended from time to time.

                  "Equity Financing" shall mean the issuance by Holdings of (x) shares of its common stock (or options to purchase shares of its common stock) to WPG Corporate Development, JNL, Old Hickory and existing management of ATC and (y) shares of its Qualified Preferred Stock and warrants to purchase shares of its common stock to JNL and Old Hickory, in each case pursuant to the Equity Financing Documents.

                  "Equity Financing Documents" shall mean each of the documents and agreements entered into in connection with the consummation of the Equity Financing.

                  "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended from time to time, and the regulations promulgated and rulings issued thereunder. Section references to ERISA are to ERISA, as in effect at the date of this Agreement and any subsequent provisions of ERISA, amendatory thereof, supplemental thereto or substituted therefor.

                  "ERISA Affiliate" shall mean each person (as defined in Section 3(9) of ERISA) which together with Holdings or a Subsidiary of Holdings would be deemed to be a "single employer" (i) within the meaning of Section 414(b), (c), (m) or (o) of the Code or (ii) as a result of Holdings or a Subsidiary of Holdings being or having been a general partner of such person.

                  "Eurodollar Loan" shall mean each Loan (other than a Swingline
Loan) designated as such by the Borrower at the time of the incurrence thereof or conversion thereto.

                  "Eurodollar Rate" shall mean (a) the offered quotation to first-class banks in the New York interbank Eurodollar market by BTCo for Dollar deposits of amounts in immediately available funds comparable to the outstanding principal amount of the Eurodollar Loan of BTCo with maturities comparable to the Interest Period applicable to such Eurodollar Loan commencing two Business Days thereafter as of 11:00 A.M. (New York time) on the date which is two Business Days prior to the commencement of such Interest Period, divided (and rounded upward to the nearest 1/16 of 1%) by (b) a percentage equal to 100% minus the then stated maximum rate of all reserve requirements (including, without limitation, any marginal, emergency, supplemental, special or other reserves required by applicable law) applicable to any member bank of the Federal Reserve System in respect of Eurocurrency funding or liabilities as defined in Regulation D (or any successor category of liabilities under Regulation D).

                  "Event of Default" shall have the meaning provided in Section 10.

                  "Excess Cash Flow" shall mean, for any period, the remainder of (a) the sum of (i) Adjusted Consolidated Net Income for such period and (ii) the decrease, if any, in Adjusted Consolidated Working Capital from the first day to the last day of such period, minus (b) the sum of (i) the amount of all Capital Expenditures made by Holdings and its Subsidiaries during such period pursuant to Sections 9.07(a) and (b) (other than Capital Expenditures to the extent financed with equity proceeds or Indebtedness (other than with Revolving Loans or Swingline Loans)), (ii) the amount of all Permitted Acquisitions made by the Borrower and its Subsidiaries during such period (other than Permitted Acquisitions to the extent financed through the issuance of capital stock, with equity proceeds or Indebtedness (other than with Revolving Loans or Swingline Loans), (iii) the aggregate amount of permanent principal payments of Indebtedness for borrowed money of Holdings and its Subsidiaries during such period (other than repayments of Loans, provided that repayments of Loans shall be deducted in determining Excess Cash Flow if such repayments were (x) required as a result of a Scheduled Repayment under Section 4.02(b) or (y) made as a voluntary prepayment with internally generated funds (but in the case of a voluntary prepayment of Revolving Loans or Swingline Loans, only to the extent accompanied by a voluntary reduction to the Total Revolving Loan Commitment)) and (iv) the increase, if any, in Adjusted Consolidated Working Capital from the first day to the last day of such period.

                  "Excess Cash Payment Date" shall mean the date occurring 95 days after the last day of each fiscal year of Holdings (beginning with its fiscal year ending on February 28, 1999).

                  "Excess Cash Payment Period" shall mean, with respect to the repayment required on each Excess Cash Payment Date, the immediately preceding fiscal year of the Borrower.

                  "Existing Indebtedness" shall have the meaning provided in
Section 7.22.

                  "Existing Indebtedness Agreements" shall have the meaning provided in Section 5.05.

                  "EWI" shall mean Environmental Warranty Inc., a Connecticut corporation.

                  "EWI Acquisition" shall mean the acquisition by ATC of 90.1% of the outstanding shares of capital stock of EWI pursuant to, and in accordance with the terms set forth in, the EWI Acquisition Agreement.

                  "EWI Acquisition Agreement" shall mean the Stock Purchase Agreement dated as of November 4, 1997, by and among Conning Insurance Capital Limited Partnership II, Conning Insurance Capital International Partners II, Cullinane and Donnelly Venture Partners, Limited Partnership, Lawyers Title Environmental Insurance Services Agency, Inc., Charles L. Perry, Jr. and ATC.

                  "Facing Fee" shall have the meaning provided in Section
3.01(d).

                  "Federal Funds Rate" shall mean, for any period, a fluctuating interest rate equal for each day during such period to the weighted average of the rates on overnight Federal Funds transactions with members of the Federal Reserve System arranged by Federal Funds brokers, as published for such day (or, if such day is not a Business Day, for the next preceding Business Day) by the Federal Reserve Bank of New York, or, if such rate is not so published for any day which is a Business Day, the average of the quota-tions for such day on such transactions received by the Agent from three Federal Funds brokers of recognized standing selected by the Agent.

                  "Fees" shall mean all amounts payable pursuant to or referred to in Section 3.01.

                  "Foreign Pension Plan" shall mean any plan, fund (including, without limitation, any superannuation fund) or other similar program established or maintained outside the United States of America by Holdings or any one or more of its Subsidiaries primarily for the benefit of employees of Holdings or such Subsidiaries residing outside the United States of America, which plan, fund or other similar program provides, or results in, retirement income, a deferral of income in contemplation of retirement or payments to be made upon termination of employment, and which plan is not subject to ERISA or the Code.

                  "Guaranteed Creditors" shall mean and include each of the Agent, the Collateral Agent, the Issuing Bank, the Banks and each party (other than any Credit Party) party to an Interest Rate Protection Agreement or Other Hedging Agreement to the extent such party constitutes a Secured Creditor under the Security Documents.

                  "Guaranteed Obligations" shall mean (i) the full and prompt payment when due (whether at the stated maturity, by acceleration or otherwise) of the principal and interest on each Note issued by, and Loans made to, the Borrower under this Agreement and all reimbursement obligations and Unpaid
Drawings with respect to Letters of Credit, together with all the other obligations (including obligations which, but for the automatic stay under Section 362(a) of the Bankruptcy Code, would become due) and liabilities (including, without limitation, indemnities, fees and interest thereon) of the Borrower to the Banks, the Agent, the Issuing Bank and the Collateral Agent now existing or hereafter incurred under, arising out of or in connection with this Agreement or any other Credit Document and the due performance and compliance by the Borrower with all the terms, conditions and agreements contained in the Credit Documents and (ii) the full and prompt payment when due (whether at the stated maturity, by acceleration or otherwise) of all obligations (including obligations which, but for the automatic stay under Section 362(a) of the Bankruptcy Code, would become due) of the Borrower owing under any Interest Rate Protection Agreement or Other Hedging Agreement entered into by the Borrower with any Bank or any affiliate thereof (even if such Bank subsequently ceases to be a Bank under this Agreement for any reason) so long as such Bank or affiliate participates in such Interest Rate Protection Agreement or Other Hedging Agreement, and their subsequent assigns, if any, whether now in existence or hereafter arising, and the due performance and compliance with all terms, conditions and agreements contained therein.

                  "Guarantor" shall mean Holdings and each Subsidiary Guarantor.

                  "Guaranty" shall mean and include the Parent Guaranty and the Subsidiaries Guaranty.

                  "Hazardous Materials" shall mean (a) any petroleum or petroleum products, radioactive materials, asbestos in any form that is friable, urea formaldehyde foam insulation, transformers or other equipment that contain dielectric fluid containing levels of polychlorinated biphenyls, and radon gas;
(b) any chemicals, materials or substances defined as or included in the definition of "hazardous substances," "hazardous waste," "hazardous materials," "extremely hazardous substances," "restricted hazardous waste," "toxic substances," "toxic pollutants," "contaminants," or "pollutants," or words of similar import, under any applicable Environmental Law; and (c) any other chemical, material or substance, the Release of which is prohibited, limited or regulated by any governmental authority.

                  "Holdings" shall have the meaning provided in the first paragraph of this Agreement.

                  "Indebtedness" shall mean, as to any Person, without duplication, (i) all indebtedness (including principal, interest, fees and charges) of such Person for borrowed money or for the deferred purchase price of property or services, (ii) the maximum amount available to be drawn under all letters of credit issued for the account of such Person and all unpaid drawings in respect of such letters of credit, (iii) all Indebtedness of the types described in clause (i), (ii), (iv), (v), (vi) or (vii) of this definition secured by any Lien on any property owned by such Person, whether or not such Indebtedness has been assumed by such Person (provided, that, if the Person has not assumed or otherwise become liable in respect of such Indebtedness, such Indebtedness shall be deemed to be in an amount equal to the fair market value of the property to which such Lien relates as determined in good faith by such Person), (iv) the aggregate amount required to be capitalized under leases under which such Person is the lessee, (v) all obligations of such Person to pay a specified purchase price for goods or services, whether or not delivered or accepted, i.e., take-or-pay and similar obligations, (vi) all Contingent Obligations of such Person and (vii) all obligations under any Interest Rate Protection Agreement, any Other Hedging Agreement or under any similar type of agreement. Notwithstanding the foregoing, Indebtedness shall not include trade payables and accrued expenses incurred by any Person in accordance with customary practices and in the ordinary course of business of such Person.

                  "Indebtedness to be Refinanced" shall mean all Indebtedness set forth on Schedule X which is to be repaid in full on the Initial Borrowing Date.

                  "Initial Borrowing Date" shall mean the date occurring on or after the Effective Date on which the initial Borrowing of Loans occurs.

                  "Intercompany Loan" shall have the meaning provided in
Section 9.05(ix).

                  "Intercompany Note" shall mean a promissory note, in the form of Exhibit L, evidencing Intercompany Loans.

                  "Interest Determination Date" shall mean, with respect to any Eurodollar Loan, the second Business Day prior to the commencement of any Interest Period relating to such Eurodollar Loan.

                  "Interest Period" shall have the meaning provided in Section 1.09.

                  "Interest Rate Protection Agreement" shall mean any interest rate swap agreement, interest rate cap agreement, interest collar agreement, interest rate hedging agreement or other similar agreement or arrangement.

                  "Investments" shall have the meaning provided in Section 9.05.

                  "Issuing Bank" shall mean BTCo.

                  "JNL" shall mean Jackson National Life Insurance Company.

                  "L/C Supportable Obligations" shall mean (i) obligations of the Borrower or any of its Subsidiaries with respect to workers compensation, surety bonds and other similar statutory obligations and (ii) such other obligations of the Borrower or any of its Subsidiaries as are reasonably acceptable to the Issuing Bank and otherwise permitted to exist pursuant to the terms of this Agreement.

                  "Leaseholds" of any Person shall mean all the right, title and interest of such Person as lessee or licensee in, to and under leases or licenses of land, improvements and/or fixtures.

                  "Letter of Credit" shall have the meaning provided in Section 2.01(a).

                  "Letter of Credit Fee" shall have the meaning provided in
Section 3.01(c).

                  "Letter of Credit Outstandings" shall mean, at any time, the sum of (i) the aggregate Stated Amount of all outstanding Letters of Credit and
(ii) the amount of all Unpaid Drawings.

                  "Letter of Credit Request" shall have the meaning provided in
Section 2.03(a).

                  "Leverage Ratio" shall mean, at any time, the ratio of Consolidated Indebtedness at such time to Consolidated EBITDA for the Test
Period then most recently ended, provided that, (x) in the case of the Test Period ending on May 31, 1998, Consolidated EBITDA for such Test Period shall be the actual Consolidated EBITDA for such Test Period multiplied by 4, (y) in the case of the Test Period ending on August 31, 1998, Consolidated EBITDA for such Test Period shall be the actual Consolidated EBITDA for such Test Period multiplied by 2, and (z) in the case of the Test Period ending November 30, 1998, Consolidated EBITDA for such Test Period shall be the actual Consolidated EBITDA for such Test Period multiplied by a fraction the numerator of which is 4 and the denominator of which is 3.

                  "Lien" shall mean any mortgage, pledge, hypothecation, assignment, deposit arrangement, encumbrance, lien (statutory or other), preference, priority or other security agreement of any kind or nature whatsoever (including, without limitation, any conditional sale or other title retention agreement, any financing or similar statement or notice filed under the UCC or any other similar recording or notice statute, and any lease having substantially the same effect as any of the foregoing).

                  "Loan" shall mean each Term Loan, each Revolving Loan and each Swingline Loan.

                  "Management Agreements" shall have the meaning provided in
Section 5.05.

                  "Mandatory Borrowing" shall have the meaning provided in
Section 1.01(d).

                  "Margin Stock" shall have the meaning provided in Regulation U.

                  "Maturity Date" shall mean, with respect to any Tranche of Loans, the Term Loan Maturity Date, the Revolving Loan Maturity Date or the Swingline Expiry Date, as the case may be.

                  "Maximum Swingline Amount" shall mean $2,000,000.

                  "Merger" shall mean the merger of Acquisition Corp. with and into ATC, with ATC being the surviving corporation of such merger.

                  "Merger Agreement" shall mean the Agreement and Plan of Merger, dated as of November 26, 1997, among Holdings, Acquisition Corp.
and ATC.

                  "Merger Documents" shall mean the Merger Agreement, the certificate of merger attached thereto as an exhibit and all other agreements and documents related to the Merger.

                  "Minimum Borrowing Amount" shall mean (i) for Term Loans, $5,000,000, (ii) for Revolving Loans, $500,000 and (iii) for Swingline Loans, $100,000.

                  "Mortgage" shall mean each mortgage, deed to secure debt or deed of trust pursuant to which any Credit Party shall have granted to the Collateral Agent a mortgage lien on such Credit Party's Mortgaged Property.

                  "Mortgaged Property" shall mean each parcel of Real Property owned or leased by any Credit Party which is encumbered by a Mortgage.

                  "Net Debt Proceeds" shall mean, with respect to any incurrence of Indebtedness for borrowed money, the cash proceeds (net of underwriting discounts and commissions and other costs associated therewith) received by the respective Person from the respective incurrence of such Indebtedness for borrowed money.

                  "Net Equity Proceeds" shall mean, with respect to each issuance or sale of any equity by any Person or any capital contribution to such Person, the cash proceeds (net of underwriting discounts and commissions and other costs associated therewith) received by such Person from the respective sale or issuance of its equity or from the respective capital contribution.

                  "Net Insurance Proceeds" shall mean, with respect to any Recovery Event, the cash proceeds (net of costs, expenses and taxes incurred in connection with such Recovery Event) received by the respective Person in connection with the respective Recovery Event.

                  "Net Sale Proceeds" shall mean, for any Asset Sale, the gross cash proceeds (including any cash received by way of deferred payment pursuant to a promissory note, receivable or otherwise, but only as and when received) received from such sale of assets, net of the costs, expenses of such sale (including fees and commissions, payments of unassumed liabilities relating to the assets sold and required payments of any Indebtedness (other than Indebtedness secured pursuant to the Security Documents) which is secured by the respective assets which were sold), and the incremental taxes paid or payable as a result of such Asset Sale.

                  "Non-Compete Agreements" shall have the meaning provided in
Section 5.05.

                  "Non-Defaulting Bank" shall mean and include each Bank other than a Defaulting Bank.

                  "Note" shall mean each Term Note, each Revolving Note and the Swingline Note.

                  "Notice of Borrowing" shall have the meaning provided in
Section 1.03(a).

                  "Notice of Conversion" shall have the meaning provided in
Section 1.06.

                  "Notice Office" shall mean the office of the Agent located at One Bankers Trust Plaza, 130 Liberty Street, New York, New York 10006,
Attention: Greg Perry or such other office as the Agent may hereafter designate in writing as such to the other parties hereto.

                  "Obligations" shall mean all amounts owing to the Agent, the Collateral Agent, the Issuing Bank or any Bank pursuant to the terms of this Agreement or any other Credit Document.

                  "Offer to Purchase" shall mean the Offer to Purchase, dated December 4, 1997, issued by Acquisition Corp. in connection with the Tender Offer.

                  "Old Hickory" shall mean Old Hickory Fund I, L.L.C.

                  "Other Hedging Agreement" shall mean any foreign exchange contracts, currency swap agreements, commodity agreements or other similar agreements or arrangements designed to protect against the fluctuations in currency values.

                  "Parent Guaranty" shall mean the guaranty of Holdings pursuant to Section 14.

                  "Participant" shall have the meaning provided in Section 2.04(a).

                  "Payment Office" shall mean the office of the Agent located at One Bankers Trust Plaza, 130 Liberty Street, New York, New York 10006, or such other office as the Agent may hereafter designate in writing as such to the other parties hereto.

                  "PBGC" shall mean the Pension Benefit Guaranty Corporation established pursuant to Section 4002 of ERISA, or any successor thereto.

                  "Permitted Acquisition" shall have the meaning provided in
Section 9.02(xii).

                  "Permitted Encumbrance" shall mean, with respect to any Mortgaged Property, such exceptions to title as are set forth in the Mortgage Policy delivered with respect thereto, all of which exceptions must be reasonably acceptable to the Agent in its reasonable discretion.

                  "Permitted Liens" shall have the meaning provided in Section 9.01.

                  "Person" shall mean any individual, partnership, joint venture, firm, corporation, association, limited liability company, trust or other enterprise or any government or political subdivision or any agency, department or instrumentality thereof.

                  "Plan" shall mean any pension plan as defined in Section 3(2) of ERISA, which is maintained or contributed to by (or to which there is an obligation to contribute of) Holdings or a Subsidiary of Holdings or an ERISA Affiliate, and each such plan for the five year period immediately following the latest date on which the Holdings, or a Subsidiary of Holdings or an ERISA Affiliate maintained, contributed to or had an obligation to contribute to such plan.

                  "Pledge Agreement" shall have the meaning provided in Section 5.12.

                  "Pledge Agreement Collateral" shall mean all "Collateral" as defined in the Pledge Agreement.

                  "Pledged Securities" shall mean all "Pledged Securities" as defined in the Pledge Agreement.

                  "Prime Lending Rate" shall mean the rate which BTCo announces from time to time as its prime lending rate, the Prime Lending Rate to change when and as such prime lending rate changes. The Prime Lending Rate is a reference rate and does not necessarily represent the lowest or best rate actually charged to any customer. BTCo may make commercial loans or other loans at rates of interest at, above or below the Prime Lending Rate.

                  "Projections" shall mean the projections prepared by Holdings, dated January 28, 1998 and furnished to the Banks prior to the Initial Borrowing Date.

                  "Proxy Materials" shall mean all proxy materials sent by Acquisition Corp. and ATC to the shareholders of ATC in connection with the Acquisition.

                  "Qualified Preferred Stock" shall mean the preferred stock of Holdings issued to JNL as part of the Equity Financing (as constituted on the Effective Date) and any other preferred stock of Holdings so long as the terms of any such preferred stock (i) do not contain any mandatory put, redemption, repayment, sinking fund or other similar provision occurring before December 31, 2005, (ii) do not require the cash payment of dividends, (iii) do not contain any covenants other than those covenants of the type (but no more restrictive than those) set forth in the preferred stock issued to JNL as part of the Equity Financing (as constituted on the Effective Date), (iv) do not grant the holders thereof any voting rights except for (x) voting rights required to be granted to such holders under applicable law and (y) limited customary voting rights on fundamental matters such as mergers, consolidations, sales of all or substantially all of the assets of Holdings, liquidations involving Holdings or the creation of any class of equity on a parity with, or prior to, such Qualified Preferred Stock, and (v) are otherwise reasonably satisfactory to the Agent.

                  "Quarterly Payment Date" shall mean each February 28, May 31, August 31 and November 30 occurring after the Initial Borrowing Date.

                  "RCRA" shall mean the Resource Conservation and Recovery Act, as the same may be amended from time to time, 42 U.S.C. ss. 6901 et seq.

                  "Real Property" of any Person shall mean all the right, title and interest of such Person in and to land, improvements and fixtures, including Leaseholds.

                  "Recovery Event" shall mean the receipt by Holdings or any of its Subsidiaries of any cash insurance proceeds or condemnation awards payable by reason of theft, loss, physical destruction, damage, taking or any other similar event with respect to any property or assets of Holdings or any of its Subsidiaries.

                  "Refinancing" shall mean the repayment in full by the Borrower of the Indebtedness to be Refinanced.

                  "Refinancing Documents" shall mean all agreements and documents related to the Refinancing.

                  "Register" shall have the meaning provided in Section 13.15.

                  "Regulation D" shall mean Regulation D of the Board of Governors of the Federal Reserve System as from time to time in effect and any successor to all or a portion thereof establishing reserve requirements.

                  "Regulation G" shall mean Regulation G of the Board of Governors of the Federal Reserve System as from time to time in effect and any successor to all or a portion thereof.

                  "Regulation T" shall mean Regulation T of the Board of Governors of the Federal Reserve System as from time to time in effect and any successor to all or a portion thereof.

                  "Regulation U" shall mean Regulation U of the Board of Governors of the Federal Reserve System as from time to time in effect and any successor to all or a portion thereof.

                  "Regulation X" shall mean Regulation X of the Board of Governors of the Federal Reserve System as from time to time in effect and any successor to all or a portion thereof.

                  "Release" shall mean the disposing, discharging, injecting, spilling, pumping, leaking, leaching, dumping, emitting, escaping, emptying, pouring or migrating, into or upon any land or water or air, or otherwise entering into the environment.

                  "Replaced Bank" shall have the meaning provided in Section
1.13.

                  "Replacement Bank" shall have the meaning provided in Section 1.13.

                  "Reportable Event" shall mean an event described in Section 4043(c) of ERISA with respect to a Plan that is subject to Title IV of ERISA other than those events as to which the 30-day notice period is waived under subsection .22, .23, .25, .27 or .28 of PBGC Regulation Section 4043.

                  "Required Banks" shall mean Non-Defaulting Banks the sum of whose outstanding Term Loans (or, if prior to the Initial Borrowing Date, Term Loan Commitments) and Revolving Loan Commitments (or after the termination thereof, outstanding Revolving Loans and RL Percentages of outstanding Swingline Loans and Letter of Credit Outstandings) represent an amount greater than 50% of the sum of all outstanding Term Loans of Non-Defaulting Banks (or, if prior to the Initial Borrowing Date, the Total Term Loan Commitment less the Term Loan Commitments of all Defaulting Banks) and the Total Revolving Loan Commitment less the Revolving Loan Commitments of all Defaulting Banks (or after the termination thereof, the sum of the then total outstanding Revolving Loans of Non-Defaulting Banks and the aggregate RL Percentages of all Non-Defaulting Banks of the total outstanding Swingline Loans and Letter of Credit Outstandings Swingline Loans at such time).

                  "Revolving Loan" shall have the meaning provided in Section 1.01(b)(A).

                  "Revolving Loan Commitment" shall mean, for each Bank, the amount set forth opposite such Bank's name in Schedule I directly below the column entitled "Revolving Loan Commitment," as same may be (x) reduced from time to time pursuant to Sections 3.02, 3.03 and/or 10 or (y) adjusted from time to time as a result of assignments to or from such Bank pursuant to Section 1.13 or 13.04(b).

                  "Revolving Loan Commitment Commission" shall have the meaning provided in Section 3.01(b).

                  "Revolving Loan Maturity Date" shall mean January 29, 2003.

                  "Revolving Note" shall have the meaning provided in Section 1.05(a).

                  "RL Percentage" of any Bank at any time shall mean a fraction (expressed as a percentage) the numerator of which is the Revolving Loan Commitment of such Bank at such time and the denominator of which is the Total Revolving Loan Commitment at such time, provided that if the RL Percentage of any Bank is to be determined after the Total Revolving Loan Commitment has been terminated, then the RL Percentages of the Banks shall be determined immediately prior (and without giving effect) to such termination.

                  "Scheduled Repayments" shall have the meaning provided in
Section 4.02(b).

                  "SEC" shall have the meaning provided in Section 8.01(h).

                  "Section 4.04(b)(ii) Certificate" shall have the meaning provided in Section 4.04(b)(ii).

                  "Secured Creditors" shall have the meaning assigned that term in the respective Security Documents.

                  "Securities Act" shall mean the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

                  "Securities Exchange Act" shall mean the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

                  "Security Agreement" shall have the meaning provided in
Section 5.13.

                  "Security Agreement Collateral" shall mean all "Collateral" as defined in the Security Agreement.

                  "Security Document" shall mean and include each of the Security Agreement, the Pledge Agreement, each Mortgage and, after the execution and delivery thereof, each Additional Security Document.

                  "Seller Notes" shall mean and include (i) each of the notes issued (and other deferred consideration owing) by the Borrower or any of its Subsidiaries as partial consideration for acquisitions consummated prior to the Initial Borrowing Date and designated as such on Schedule VI (including the ATEC Obligations) and (ii) each of the unsecured notes that may be issued (and other deferred consideration owing) by the Borrower or any of its Subsidiaries from time to time after the Initial Borrowing Date in connection with Permitted Acquisitions to the extent such notes are permitted to be issued in accordance with the terms of Sections 9.02(xii) and 9.04.

                  "Senior Subordinated Documents" shall mean the Senior Subordinated Note Indenture, the Senior Subordinated Notes and each other document or agreement relating to the issuance of the Senior Subordinated Notes.

                  "Senior Subordinated Note Indenture" shall mean the Indenture, dated as of January 29, 1998, between the Borrower and State Street Bank and Trust Company, as Trustee.

                  "Senior Subordinated Notes" shall mean the Borrower's 12% Senior Subordinated Notes due 2008 (which term shall include the Series A Senior Subordinated Notes and the Series B Senior Subordinated Notes issued in exchange therefor pursuant to the Senior Subordinated Note Documents).

                  "Shareholders' Agreements" shall have the meaning provided in
Section 5.05.

                  "Shares" shall mean all outstanding shares of common stock of ATC.

                  "Start Date" shall mean, with respect to any Applicable Margin Period, the first day of such Applicable Margin Period.

                  "Stated Amount" of each Letter of Credit shall mean, at any time, the maximum amount available to be drawn thereunder (in each case determined without regard to whether any conditions to drawing could then be met).

                  "Sub-Limit" shall mean and include each of the Acquisition Sub-Limit and the Working Capital Sub-Limit.

                  "Subsidiary" shall mean, as to any Person, (i) any corporation more than 50% of whose stock of any class or classes having by the terms thereof ordinary voting power to elect a majority of the directors of such corporation (irrespective of whether or not at the time stock of any class or classes of such corporation shall have or might have voting power by reason of the happening of any contingency) is at the time owned by such

Person and/or one or more Subsidiaries of such Person and (ii) any partnership, limited liability company, association, joint venture or other entity in which such Person and/or one or more Subsidiaries of such Person has more than a 50% equity interest at the time.

                  "Subsidiary Guarantor" shall mean each Subsidiary of the Borrower.

                  "Subsidiaries Guaranty" shall have the meaning provided in
Section 5.14.

                  "Supermajority Banks" shall mean those Non-Defaulting Banks which would constitute the Required Banks under, and as defined in, this Agreement if (x) all outstanding Obligations in respect of the Revolving Loan Commitment were repaid in full and the Total Revolving Loan Commitment was terminated and (y) the percentage "50%" contained therein were changed to "66-2/3%."

                  "Swingline Bank" shall mean BTCo.

                  "Swingline Expiry Date" shall mean that date which is five Business Days prior to the Revolving Loan Maturity Date.

                  "Swingline Loan" shall have the meaning provided in Section 1.01(c).

                  "Swingline Note" shall have the meaning provided in Section 1.05(a).

                  "Syndication Date" shall mean that date upon which the Agent determines (and notifies the Borrower) that the primary syndication (and resultant addition of Persons as Banks pursuant to Section 13.04(b)) has been completed.

                  "Tax Sharing Agreements" shall have the meaning provided in
Section 5.05.

                  "Taxes" shall have the meaning provided in Section 4.04(a).

                  "Tender Offer" shall mean the tender offer commenced by Acquisition Corp. pursuant to the Offer to Purchase.

                  "Tender Offer Documents" shall mean the Offer to Purchase, the
Schedule 14D-1 filed by Acquisition Corp. and all amendments and exhibits thereto and related documents filed with the SEC or distributed to the shareholders of the Borrower in connection with the Tender Offer.

                  "Term Loan" shall have the meaning provided in Section
1.01(a).

                  "Term Loan Commitment" shall mean, for each Bank, the amount set forth opposite such Bank's name in Schedule I directly below the column entitled "Term Loan Commitment," as same may be (x) reduced from time to time pursuant to Sections 3.03, 4.02 and/or 10 or (y) adjusted from time to time as a result of assignments to or from such Bank pursuant to Section 1.13 or 13.04(b).

                  "Term Loan Commitment Commission" shall have the meaning provided in Section 3.01(a).

                  "Term Loan Maturity Date" shall mean January 29, 2003.

                  "Test Date" shall mean, with respect to any Start Date, the last day of the most recent fiscal quarter of Holdings ended immediately prior to such Start Date.

                  "Test Period" shall mean (i) for any determination made on or prior to November 30, 1998, the period from March 1, 1998 to the last day of the fiscal quarter of Holdings then last ended (in each case taken as one accounting period), provided that the first Test Period shall end on May 31, 1998, and (ii) for any determination made thereafter, each period of four consecutive fiscal quarters of Holdings then last ended (in each case taken as one accounting period).

                  "Total Commitment" shall mean, at any time, the sum of the Commitments of each of the Banks.

                  "Total Revolving Loan Commitment" shall mean, at any time, the sum of the Revolving Loan Commitments of each of the Banks.

                  "Total Term Loan Commitment" shall mean, at any time, the sum of the Term Loan Commitments of each of the Banks.

                  "Total Unutilized Revolving Loan Commitment" shall mean, at any time, an amount equal to the remainder of (x) the Total Revolving Loan Commitment then in effect less (y) the sum of the aggregate principal amount of all Revolving Loans and Swingline Loans then outstanding plus the then aggregate amount of all Letter of Credit Outstandings.

                  "Tranche" shall mean the respective facility and commitments utilized in making Loans hereunder, with there being three separate Tranches, i.e., Term Loans, Revolving Loans and Swingline Loans.

                  "Transaction" shall mean, collectively, (i) the consummation of the Tender Offer, (ii) the issuance of the Senior Subordinated Notes, (iii) the consummation of the

Equity Financing, (iv) the consummation of the Refinancing, (v) the entering into of the Credit Documents and the incurrence of all Loans on the Initial Borrowing Date, (vi) the consummation of the Merger and (vii) the payment of fees and expenses in connection with the foregoing.

                  "Type" shall mean the type of Loan determined with regard to the interest option applicable thereto, i.e., whether a Base Rate Loan or a Eurodollar Loan.

                  "UCC" shall mean the Uniform Commercial Code as from time to time in effect in the relevant jurisdiction.

                  "Unfunded Current Liability" of any Plan shall mean the amount, if any, by which the actuarial present value of the accumulated plan benefits under the Plan as of the close of its most recent plan year, determined in accordance with actuarial assumptions at such time consistent with Statement of Financial Accounting Standards No. 87, exceeds the market value of the assets allocable thereto.

                  "United States" and "U.S." shall each mean the United States of America.

                  "Unpaid Drawing" shall have the meaning provided for in
Section 2.05(a).

                  "Unutilized  Acquisition  Sub-Limit"  shall mean, at any time,
(i) the Acquisition Sub-Limit at such time less (ii) the sum of the aggregate outstanding principal amount of all Acquisition Loans at such time.

                  "Unutilized Revolving Loan Commitment" shall mean, with respect to any Bank at any time, such Bank's Revolving Loan Commitment at such time less the sum of (i) the aggregate outstanding principal amount of all Revolving Loans made by such Bank at such time and (ii) such Bank's RL Percentage of the Letter of Credit Outstandings at such time.

                  "Unutilized Working Capital Sub-Limit" shall mean, at any time, (i) the Working Capital Sub-Limit at such time less (ii) the sum of the aggregate principal amount of all Working Capital Loans at such time.

                  "Wholly-Owned Subsidiary" shall mean, as to any Person, (i) any corporation 100% of whose capital stock (other than director's qualifying shares) is at the time owned by such Person and/or one or more Wholly-Owned Subsidiaries of such Person and (ii) any partnership, limited liability company, association, joint venture or other entity in which such Person and/or one or more Wholly-Owned Subsidiaries of such Person has a 100% equity interest at such time.

                  "Working Capital Loan" shall mean each Revolving Loan incurred by the Borrower which does not constitute an Acquisition Loan.

                  "Working Capital Sub-Limit" shall mean, at any time, (x) $15,000,000 less (y)(i) except as otherwise provided in clause (ii) below, 23% of the aggregate reduction to the Total Revolving Loan Commitment theretofore effected or (ii) with respect to the reductions effected pursuant to Section 3.02(a), such other amount as may be specified by the Borrower pursuant to such Section, it being understood and agreed that in no event may the Borrower elect a reduction of the Working Capital Sub-Limit pursuant to Section 3.02(a) to an amount less than $10,000,000.

                  "WPG" shall mean Weiss, Peck & Greer, L.L.C., a Delaware limited liability company.


               SECTION 12.  The Agent.

     12.01 Appointment. The Banks hereby irrevocably designate BTCo as Agent (for purposes of this Section 12, the term "Agent" also shall include BTCo in its capacity as Collateral Agent pursuant to the Security Documents) to act as specified herein and in the other Credit Documents. Each Bank hereby irrevocably authorizes, and each holder of any Note by the acceptance of such Note shall be deemed irrevocably to authorize, the Agent to take such action on their behalf under the provisions of this Agreement, the other Credit Documents and any other instruments and agreements referred to herein or therein and to exercise such powers and to perform such duties hereunder and thereunder as are specifically delegated to or required of the Agent by the terms hereof and thereof and such other powers as are reasonably incidental thereto. The Agent may perform any of its duties hereunder by or through its officers, directors, agents, employees or affiliates.

     12.02 Nature of Duties. The Agent shall not have any duties or responsibilities except those expressly set forth in this Agreement and in the other Credit Documents. Neither the Agent nor any of its officers, directors, agents, employees or affiliates shall be liable for any action taken or omitted by them hereunder or under any other Credit Document or in connection herewith or therewith, unless caused by its or their gross negligence or willful misconduct. The duties of the Agent shall be mechanical and administrative in nature; the Agent shall not have by reason of this Agreement or any other Credit Document a fiduciary relationship in respect of any Bank or the holder of any Note; and nothing in this Agreement or any other Credit Document, expressed or implied, is intended to or shall be so construed as to impose upon the Agent any obligations in respect of this Agreement or any other Credit Document except as expressly set forth herein or therein.

     12.03 Lack of Reliance on the Agent. Independently and without reliance upon the Agent, each Bank and the holder of each Note, to the extent it deems appropriate, has made and shall continue to make (i) its own independent investigation of the financial condition and affairs of Holdings and its Subsidiaries in connection with the making and the continuance of the Loans and the taking or not taking of any action in connection herewith and (ii) its own appraisal of the creditworthiness of Holdings and its Subsidiaries and, except as expressly provided in this Agreement, the Agent shall not have any duty or responsibility, either initially or on a continuing basis, to provide any Bank or the holder of any Note with any credit or other information with respect thereto, whether coming into its possession before the making of the Loans or at any time or times thereafter. The Agent shall not be responsible to any Bank or the holder of any Note for any recitals, statements, information, representations or warranties herein or in any document, certificate or other writing delivered in connection herewith or for the execution, effectiveness, genuineness, validity, enforceability, perfection, collectability, priority or sufficiency of this Agreement or any other Credit Document or the financial condition of Holdings or any of its Subsidiaries or be required to make any inquiry concerning either the performance or observance of any of the terms, provisions or conditions of this Agreement or any other Credit Document, or the financial condition of Holdings or any of its Subsidiaries or the existence or possible existence of any Default or Event of Default.

     12.04 Certain Rights of the Agent. If the Agent shall request instructions from the Required Banks with respect to any act or action (including failure to act) in connection with this Agreement or any other Credit Document, the Agent shall be entitled to refrain from such act or taking such action unless and until the Agent shall have received instructions from the Required Banks; and the Agent shall not incur liability to any Bank by reason of so refraining. Without limiting the foregoing, no Bank or the holder of any Note shall have any right of action whatsoever against the Agent as a result of the Agent acting or refraining from acting hereunder or under any other Credit Document in accordance with the instructions of the Required Banks.

     12.05 Reliance. The Agent shall be entitled to rely, and shall be fully protected in relying, upon any note, writing, resolution, notice, statement, certificate, telex, teletype or telecopier message, cablegram, radiogram, order or other document or telephone message signed, sent or made by any Person that the Agent believed to be the proper Person, and, with respect to all legal matters pertaining to this Agreement and any other Credit Document and its duties hereunder and thereunder, upon advice of counsel selected by the Agent.

     12.06 Indemnification. To the extent the Agent is not reimbursed and indemnified by the Credit Parties, the Banks will reimburse and indemnify the Agent in proportion to their respective "percentage" as used in determining the Required Banks (determined as if there were no Defaulting Banks) for and against any and all liabilities, obligations, losses, damages, penalties, claims, actions, judgments, costs, expenses or disbursements of whatsoever kind or nature which may be imposed on, asserted against or incurred by the Agent in performing its duties hereunder or under any other Credit Document or in any way relating to or arising out of this Agreement or any other Credit Document; provided that no Bank shall be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements to the extent resulting from the Agent's gross negligence or willful misconduct (as finally determined by a court of competent jurisdiction).

     12.07 The Agent in its Individual Capacity. With respect to its obligation to make Loans, or issue or participate in Letters of Credit, under this Agreement, the Agent shall have the rights and powers specified herein for a "Bank" and may exercise the same rights and powers as though it were not performing the duties specified herein; and the term "Banks," "Required Banks," "Supermajority Banks," "holders of Notes" or any similar terms shall, unless the context clearly otherwise indicates, include the Agent in its respective individual capacities. The Agent and its affiliates may accept deposits from, lend money to, and generally engage in any kind of banking, investment banking, trust or other business with, or provide debt financing, equity capital or other services (including financial advisory services) to, any Credit Party or any Affiliate of any Credit Party (or any Person engaged in a similar business with any Credit Party or any Affiliate thereof) as if they were not performing the duties specified herein, and may accept fees and other consideration from any Credit Party or any Affiliate of any Credit Party for services in connection with this Agreement and otherwise without having to account for the same to the Banks.

     12.08 Holders. The Agent may deem and treat the payee of any Note as the owner thereof for all purposes hereof unless and until a written notice of the assignment, transfer or endorsement thereof, as the case may be, shall have been filed with the Agent. Any request, authority or consent of any Person who, at the time of making such request or giving such authority or consent, is the holder of any Note shall be conclusive and binding on any subsequent holder, transferee, assignee or indorsee, as the case may be, of such Note or of any Note or Notes issued in exchange therefor.

     12.09 Resignation by the Agent. (a) The Agent may resign from the performance of all its respective functions and duties hereunder and/or under the other Credit Documents at any time by giving 15 Business Days' prior written notice to the Banks. Such resignation shall take effect upon the appointment of a successor Agent pursuant to clauses (b) and (c) below or as otherwise provided below.

                  (b) Upon any such notice of resignation by the Agent, the Required Banks shall appoint a successor Agent hereunder or thereunder who shall be a commercial bank or trust company reasonably acceptable to the Borrower.

                  (c) If a successor Agent shall not have been so appointed within such 15 Business Day period, the Agent with the consent of the Borrower (which consent shall not be unreasonably withheld or delayed), shall then appoint a successor Agent who shall serve as Agent hereunder or thereunder until such time, if any, as the Required Banks appoint a successor Agent as provided above.

                  (d) If no successor Agent has been appointed pursuant to clause (b) or (c) above by the 20th Business Day after the date such notice of resignation was given by the Agent, the Agent's resignation shall become effective and the Required Banks shall thereafter perform all the duties of the Agent hereunder and/or under any other Credit Document until such time, if any, as the Required Banks appoint a successor Agent as provided above.


               SECTION 13.  Miscellaneous.

     13.01 Payment of Expenses, etc. The Borrower shall: (i) whether or not the transactions herein contemplated are consummated, pay all reasonable out-of-pocket costs and expenses of the Agent (including, without limitation, the reasonable fees and disbursements of White & Case LLP and of the Agent's local counsel and consultants) in connection with the preparation, execution and delivery of this Agreement and the other Credit Documents and the documents and instruments referred to herein and therein and any amendment, waiver or consent relating hereto or thereto, of the Agent in connection with its syndication efforts with respect to this Agreement and of the Agent and, after the occurrence and during the continuance of an Event of Default, each of the Banks in connection with the enforcement of this Agreement and the other Credit Documents and the documents and instruments referred to herein and therein or in connection with any refinancing or restructuring of the credit arrangements provided under this Agreement in the nature of a "work-out" or pursuant to any insolvency or bankruptcy proceedings (including, without limitation, in each case the reasonable fees and disbursements of counsel for the Agent and, after the occurrence of an Event of Default, for each of the Banks); (ii) pay and hold each of the Banks harmless from and against any and all present and future stamp, excise and other similar documentary taxes with respect to the foregoing matters and save each of the Banks harmless from and against any and all liabilities with respect to or resulting from any delay or omission (other than to the extent attributable to such Bank) to pay such taxes; and (iii) indemnify the Agent and each Bank, and each of their respective officers, directors, employees, representatives and agents from and hold each of them harmless against any and all liabilities, obligations (including removal or remedial actions), losses, damages, penalties, claims, actions, judgments, suits, costs, expenses and disbursements (including reasonable attorneys' and consultants' fees and disbursements) incurred by, imposed on or assessed against any of them as a result of, or arising out of, or in any way related to, or by reason of,
(a) any investigation, litigation or other proceeding (whether or not the Agent or any Bank is a party thereto and whether or not such investigation, litigation or other proceeding is brought by or on behalf of any Credit Party) related to the entering into and/or performance of this Agreement or any other Credit Document or the use of any Letter of Credit or the proceeds of any Loans hereunder or the consummation of the Transaction or any other transactions contemplated herein or in any other Credit Document or the exercise of any of their rights or remedies provided herein or in the other Credit Documents, or
(b) the actual or alleged presence of Hazardous Materials in the air, surface water or groundwater or on the surface or subsurface of any Real Property owned or at any time operated by Holdings or any of its Subsidiaries, the generation, storage, transportation, handling or disposal of Hazardous Materials by Holdings or any of its Subsidiaries at any location, whether or not owned or operated by Holdings or any of its Subsidiaries, the non-compliance of any Real Property with any Environmental Law (including applicable permits thereunder) applicable to any Real Property, or any Environmental Claim asserted against Holdings, any of its Subsidiaries or any Real Property owned or at any time operated by Holdings or any of its Subsidiaries, including, in each case, without limitation, the reasonable fees and disbursements of counsel and other consultants incurred in connection with any such investigation, litigation or other proceeding (but excluding, in each case any losses, liabilities, claims, damages or expenses to the extent incurred by reason of the gross negligence or willful misconduct of the Person to be indemnified (as finally determined by a court of competent jurisdiction)). To the extent that the undertaking to indemnify, pay or hold harmless the Agent or any Bank set forth in the preceding sentence may be unenforceable because it is violative of any law or public policy, the Borrower shall make the maximum contribution to the payment and satisfaction of each of the indemnified liabilities which is permissible under applicable law.

     13.02 Right of Setoff. (a) In addition to any rights now or hereafter granted under applicable law or otherwise, and not by way of limitation of any such rights, upon the occurrence and during the continuance of an Event of Default, each Bank is hereby authorized at any time or from time to time, without presentment, demand, protest or other notice of any kind to any Credit Party or to any other Person, any such notice being hereby expressly waived, to set off and to appropriate and apply any and all deposits (general or special) and any other Indebtedness at any time held or owing by such Bank (including, without limitation, by branches and agencies of such Bank wherever located) to or for the credit or the account of any Credit Party against and on account of the Obligations and liabilities of the Credit Parties to such Bank under this Agreement or under any of the other Credit Documents, including, without limitation, all interests in Obligations purchased by such Bank pursuant to
Section 13.06(b), and all other claims of any nature or description arising out of or connected with this Agreement or any other Credit Document, irrespective of whether or not such Bank shall have made any demand hereunder and although said Obligations, liabilities or claims, or any of them, shall be contingent or unmatured.

                  (b) NOTWITHSTANDING THE FOREGOING SUBSECTION (a), AT ANY TIME THAT THE LOANS OR ANY OTHER OBLIGATION SHALL BE SECURED BY REAL PROPERTY LOCATED IN CALIFORNIA, NO BANK SHALL EXERCISE A RIGHT OF SETOFF, BANKER'S LIEN OR COUNTERCLAIM OR TAKE ANY COURT OR ADMINISTRATIVE ACTION OR INSTITUTE ANY PROCEEDING TO ENFORCE ANY PROVISION OF THIS AGREEMENT OR ANY NOTE THAT IS NOT TAKEN BY THE REQUIRED BANKS OR APPROVED IN WRITING BY THE REQUIRED BANKS IF SUCH SETOFF OR ACTION OR PROCEEDING WOULD OR MIGHT (PURSUANT TO SECTIONS 580a, 580b, 580d AND 726 OF THE CALIFORNIA CODE OF CIVIL PROCEDURE OR SECTION 2924 OF THE CALIFORNIA CIVIL CODE, IF APPLICABLE, OR OTHERWISE) AFFECT OR IMPAIR THE VALIDITY, PRIORITY OR ENFORCEABILITY OF THE LIENS GRANTED TO THE COLLATERAL AGENT PURSUANT TO THE SECURITY DOCUMENTS OR THE ENFORCEABILITY OF THE NOTES AND OTHER OBLIGATIONS HEREUNDER, AND ANY ATTEMPTED EXERCISE BY ANY BANK OF ANY SUCH RIGHT WITHOUT OBTAINING SUCH CONSENT OF THE REQUIRED BANKS SHALL BE NULL AND VOID. THIS SUBSECTION (b) SHALL BE SOLELY FOR THE BENEFIT OF EACH OF THE BANKS HEREUNDER AND MAY BE AMENDED, MODIFIED OR WAIVED IN ANY RESPECT BY THE REQUIRED BANKS WITHOUT THE REQUIREMENT OF PRIOR NOTICE TO OR CONSENT BY ANY CREDIT PARTY AND DOES NOT CONSTITUTE A WAIVER OF ANY RIGHTS AGAINST ANY CREDIT PARTY OR AGAINST ANY COLLATERAL.

     13.03 Notices. Except as otherwise expressly provided herein, all notices and other communications provided for hereunder shall be in writing (including telegraphic, telex, telecopier or cable communication) and mailed, telegraphed, telexed, telecopied, cabled or delivered: if to any Credit Party, at the address specified opposite its signature below or in the other relevant Credit Documents; if to the Bank, at its address specified on Schedule II; and if to the Agent, at the Notice Office; or, as to any Credit Party or the Agent, at such other address as shall be designated by such party in a written notice to the other parties hereto and, as to each Bank, at such other address as shall be designated by such Bank in a written notice to the Borrower and the Agent. All such notices and communications shall, when mailed, telegraphed, telexed, telecopied, or cabled or sent by overnight courier, be effective when deposited in the mails, delivered to the telegraph company, cable company or overnight courier, as the case may be, or sent by telex or telecopier, except that notices and communications to the Agent and the Borrower shall not be effective until received by the Agent or the Borrower, as the case may be.

     13.04 Benefit of Agreement; Assignments; Participations. (a) This Agreement shall be binding upon and inure to the benefit of and be enforceable by the respective successors and assigns of the parties hereto; provided, however, the Borrower may not assign or transfer any of its rights, obligations or interest hereunder without the prior written consent of the Banks and, provided further, that, although any Bank may transfer, assign or grant participations in its rights hereunder, such Bank shall remain a "Bank" for all purposes hereunder (and may not transfer or assign all or any portion of its Commitments hereunder except as provided in Sections 1.13 and 13.04(b)) and the transferee, assignee or participant, as the case may be, shall not constitute a "Bank" hereunder and, provided further, that no Bank shall transfer or grant any participation under which the participant shall have rights to approve any amendment to or waiver of this Agreement or any other Credit Document except to the extent such amendment or waiver would (i) extend the final scheduled maturity of any Loan, Note or Letter of Credit (unless such Letter of Credit is not extended beyond the Revolving Loan Maturity
Date) in which such participant is participating, or reduce the rate or extend the time of payment of interest or Fees thereon (except in connection with a waiver of applicability of any post-default increase in interest rates) or reduce the principal amount thereof, or increase the amount of the participant's participation over the amount thereof then in effect (it being understood that a waiver of any Default or Event of Default or of a mandatory reduction in the Total Commitment, shall not constitute a change in the terms of such participation, and that an increase in any Commitment or Loan shall be permitted without the consent of any participant if the participant's participation is not increased as a result thereof), (ii) consent to the assignment or transfer by the Borrower of any of its rights and obligations under this Agreement or (iii) release all or substantially all of the Collateral under all of the Security Documents (except as expressly provided in the Credit Documents) supporting the Loans hereunder in which such participant is participating. In the case of any such participation, the participant shall not have any rights under this Agreement or any of the other Credit Documents (the participant's rights against such Bank in respect of such participation to be those set forth in the agreement executed by such Bank in favor of the participant relating thereto) and all amounts payable by the Borrower hereunder shall be determined as if such Bank had not sold such participation.

                  (b) Notwithstanding the foregoing, any Bank (or any Bank together with one or more other Banks) may (x) assign all or a portion of its Commitments and related outstanding Obligations (or, if the Commitments with respect to the relevant Tranche have terminated, outstanding Obligations) hereunder to (i) its parent company and/or any affiliate of such Bank which is at least 50% owned by such Bank or its parent company or to one or more Banks or
(ii) in the case of any Bank that is a fund that invests in loans, any other fund that invests in loans and is managed or advised by the same investment advisor of such Bank or by an Affiliate of such investment advisor or (y) assign all, or if less than all, a portion equal to at least $2,500,000 in the aggregate for the assigning Bank or assigning Banks, of such Commitments and related outstanding Obligations (or, if the Commitments with respect to the relevant Tranche have terminated, outstanding Obligations) hereunder to one or more Eligible Transferees (treating any fund that invests in loans and any other fund that invests in loans and is managed or advised by the same investment advisor of such fund or by an Affiliate of such investment advisor as a single Eligible Transferee), each of which assignees shall become a party to this Agreement as a Bank by execution of an Assignment and Assumption Agreement, provided that, (i) at such time Schedule I shall be deemed modified to reflect the Commitments and/or outstanding Loans, as the case may be, of such new Bank and of the existing Banks, (ii) upon the surrender of the relevant Notes by the assigning Bank (or, upon such assigning Bank's indemnifying the Borrower for any lost Note pursuant to a customary indemnification agreement) new Notes will be issued, at the Borrower's expense, to such new Bank and to the assigning Bank upon the request of such new Bank or assigning Bank, such new Notes to be in conformity with the requirements of
Section 1.05 (with appropriate modifications) to the extent needed to reflect the revised Commitments and/or outstanding Loans, as the case may be, (iii) the consent of the Agent and, so long as no Default under Section 10.01 or 10.05 then exists or no Event of Default then exists, the consent of the Borrower, shall be required in connection with any assignment to an Eligible Transferee pursuant to clause (y) above (each of which consents shall not be unreasonably withheld or delayed), (iv) the Agent shall receive at the time of each such assignment, from the assigning or assignee Bank, the payment of a non-refundable assignment fee of $3,500 and (v) no such transfer or assignment will be effective until recorded by the Agent on the Register pursuant to Section 13.15. To the extent of any assignment pursuant to this Section 13.04(b), the assigning Bank shall be relieved of its obligations hereunder with respect to its assigned Commitments and outstanding Loans. At the time of each assignment pursuant to this Section 13.04(b) to a Person which is not already a Bank hereunder and which is not a United States person (as such term is defined in Section 7701(a)(30) of the Code) for Federal income tax purposes, the respective assignee Bank shall, to the extent legally entitled to do so, provide to the Borrower the appropriate Internal Revenue Service Forms (and, if applicable, a
Section 4.04(b)(ii) Certificate) described in Section 4.04(b). To the extent that an assignment of all or any portion of a Bank's Commitments and related outstanding Obligations pursuant to Section 1.13 or this Section 13.04(b) would, at the time of such assignment, result in increased costs under Section 1.10,
2.06 or 4.04 from those being charged by the respective assigning Bank prior to such assignment, then the Borrower shall not be obligated to pay such increased costs (although the Borrower, in accordance with and pursuant to the other provisions of this Agreement, shall be obligated to pay any other increased costs of the type described above resulting from changes after the date of the respective assignment).

                  (c) Nothing in this Agreement shall prevent or prohibit any Bank from pledging its Loans and Notes hereunder to a Federal Reserve Bank in support of borrowings made by such Bank from such Federal Reserve Bank and, with the consent of the Agent, any Bank which is a fund may pledge all or any portion of its Loans and Notes to its trustee in support of its obligations to its trustee. No pledge pursuant to this clause (c) shall release the transferor Bank from any of its obligations hereunder.

     13.05 No Waiver; Remedies Cumulative. No failure or delay on the part of the Agent, the Collateral Agent, the Issuing Bank or any Bank in exercising any right, power or privilege hereunder or under any other Credit Document and no course of dealing between the Borrower or any other Credit Party and the Agent, the Collateral Agent, the Issuing Bank or any Bank shall operate as a waiver thereof; nor shall any single or partial exercise of any right, power or privilege hereunder or under any other Credit Document preclude any other or further exercise thereof or the exercise of any other right, power or privilege hereunder or thereunder. The rights, powers and remedies herein or in any other Credit Document expressly provided are cumulative and not exclusive of any rights, powers or remedies which the Agent, the Collateral Agent, the Issuing Bank or any Bank would otherwise have. No notice to or demand on any Credit Party in any case shall entitle any Credit Party to any other or further notice or demand in similar or other circumstances or constitute a waiver of the rights of the Agent, the Collateral Agent, the Issuing Bank or any Bank to any other or further action in any circumstances without notice or demand.

     13.06 Payments Pro Rata. (a) Except as otherwise provided in this Agreement, the Agent agrees that promptly after its receipt of each payment from or on behalf of the Borrower in respect of any Obligations hereunder, it shall distribute such payment to the Banks (other than any Bank that has consented in writing to waive its pro rata share of any such payment) pro rata based upon their respective shares, if any, of the Obligations with respect to which such payment was received.

                  (b) Each of the Banks agrees that, if it should receive any amount hereunder (whether by voluntary payment, by realization upon security, by the exercise of the right of setoff or banker's lien, by counterclaim or cross action, by the enforcement of any right under the Credit Documents, or otherwise), which is applicable to the payment of the principal of, or interest on, the Loans, Unpaid Drawings, Commitment Commission or Letter of Credit Fees, of a sum which with respect to the related sum or sums received by other Banks is in a greater proportion than the total of such Obligation then owed and due to such Bank bears to the total of such Obligation then owed and due to all of the Banks immediately prior to such receipt, then such Bank receiving such excess payment shall purchase for cash without recourse or warranty from the other Banks an interest in the Obligations of the respective Credit Party to such Banks in such amount as shall result in a proportional participation by all the Banks in such amount; provided that if all or any portion of such excess amount is thereafter recovered from such Bank, such purchase shall be rescinded and the purchase price restored to the extent of such recovery, but without interest.

                  (c) Notwithstanding anything to the contrary contained herein, the provisions of the preceding Sections 13.06(a) and (b) shall be subject to the express provisions of this Agreement which require, or permit, differing payments to be made to Non-Defaulting Banks as opposed to Defaulting Banks.

     13.07 Calculations; Computations; Accounting Terms. (a) The financial statements to be furnished to the Banks pursuant hereto shall be made and prepared in accordance with generally accepted accounting principles in the United States consistently applied throughout the periods involved (except as set forth in the notes thereto or as otherwise disclosed in writing by the Borrower to the Banks); provided that, except as otherwise specifically provided herein, all computations of Excess Cash Flow, the Applicable Base Rate Margin and the Applicable Eurodollar Rate Margin, and all computations and all definitions used in determining compliance with Sections 9.07 through 9.09, inclusive, shall utilize accounting principles and policies in conformity with those used to prepare the historical financial statements of ATC referred to in
Section 7.05(a).

                  (b) All computations of interest (other than in respect of Base Rate Loans), Commitment Commission and other Fees hereunder shall be made on the basis of a year of 360 days for the actual number of days (including the first day but excluding the last day; except that in the case of Letter of Credit Fees, the last day shall be included) occurring in the period for which such interest, Commitment Commission or Fees are payable. All computations of interest on Base Rate Loans hereunder shall be made on the basis of a year of 365/366 days for the actual number of days (including the first day but excluding the last day) occurring in the period for which such interest is payable.

     13.08 GOVERNING LAW; SUBMISSION TO JURISDICTION; VENUE; WAIVER OF JURY TRIAL. (a) THIS AGREEMENT AND THE OTHER CREDIT DOCUMENTS AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HEREUNDER AND THEREUNDER SHALL, EXCEPT AS OTHERWISE PROVIDED IN THE MORTGAGES, BE CONSTRUED IN ACCORDANCE WITH AND BE GOVERNED BY THE LAW OF THE STATE OF NEW YORK. ANY LEGAL ACTION OR PROCEEDING WITH RESPECT TO THIS AGREEMENT OR ANY OTHER CREDIT DOCUMENT MAY BE BROUGHT IN THE COURTS OF THE STATE OF NEW YORK OR OF THE UNITED STATES FOR THE SOUTHERN DISTRICT OF NEW YORK, AND, BY EXECUTION AND DELIVERY OF THIS AGREEMENT OR ANY OTHER CREDIT DOCUMENT, EACH OF HOLDINGS AND THE BORROWER HEREBY IRREVOCABLY ACCEPTS FOR ITSELF AND IN RESPECT OF ITS PROPERTY, GENERALLY AND UNCONDITIONALLY, THE JURISDICTION OF THE AFORESAID COURTS. EACH OF HOLDINGS AND THE BORROWER HEREBY FURTHER IRREVOCABLY WAIVES ANY CLAIM THAT ANY SUCH COURTS LACK PERSONAL JURISDICTION OVER SUCH CREDIT PARTY, AND AGREES NOT TO PLEAD OR CLAIM, IN ANY LEGAL ACTION PROCEEDING WITH RESPECT TO THIS AGREEMENT OR ANY OTHER CREDIT DOCUMENTS BROUGHT IN ANY OF THE AFOREMENTIONED COURTS, THAT SUCH COURTS LACK PERSONAL JURISDICTION OVER SUCH CREDIT PARTY. EACH OF HOLDINGS AND THE BORROWER FURTHER IRREVOCABLY CONSENTS TO THE SERVICE OF

PROCESS OUT OF ANY OF THE AFOREMENTIONED COURTS IN ANY SUCH ACTION OR PROCEEDING BY THE MAILING OF COPIES THEREOF BY REGISTERED OR CERTIFIED MAIL, POSTAGE PREPAID, TO SUCH CREDIT PARTY AT ITS ADDRESS SET FORTH OPPOSITE ITS SIGNATURE BELOW, SUCH SERVICE TO BECOME EFFECTIVE 30 DAYS AFTER SUCH MAILING. EACH OF HOLDINGS AND THE BORROWER HEREBY IRREVOCABLY WAIVES ANY OBJECTION TO SUCH SERVICE OF PROCESS AND FURTHER IRREVOCABLY WAIVES AND AGREES NOT TO PLEAD OR CLAIM IN ANY ACTION OR PROCEEDING COMMENCED HEREUNDER OR UNDER ANY OTHER CREDIT DOCUMENT THAT SERVICE OF PROCESS WAS IN ANY WAY INVALID OR INEFFECTIVE. NOTHING HEREIN SHALL AFFECT THE RIGHT OF THE AGENT, ANY BANK OR THE HOLDER OF ANY NOTE TO SERVE PROCESS IN ANY OTHER MANNER PERMITTED BY LAW OR TO COMMENCE LEGAL PROCEEDINGS OR OTHERWISE PROCEED AGAINST HOLDINGS OR THE BORROWER IN ANY OTHER JURISDICTION.

                  (b) EACH OF HOLDINGS AND THE BORROWER HEREBY IRREVOCABLY WAIVES ANY OBJECTION WHICH IT MAY NOW OR HEREAFTER HAVE TO THE LAYING OF VENUE OF ANY OF THE AFORESAID ACTIONS OR PROCEEDINGS ARISING OUT OF OR IN CONNECTION WITH THIS AGREEMENT OR ANY OTHER CREDIT DOCUMENT BROUGHT IN THE COURTS REFERRED TO IN CLAUSE (a) ABOVE AND HEREBY FURTHER IRREVOCABLY, TO THE EXTENT PERMITTED BY APPLICABLE LAW, WAIVES AND AGREES NOT TO PLEAD OR CLAIM IN ANY SUCH COURT THAT ANY SUCH ACTION OR PROCEEDING BROUGHT IN ANY SUCH COURT HAS BEEN BROUGHT IN AN INCONVENIENT FORUM.

                  (c) EACH OF THE PARTIES TO THIS AGREEMENT HEREBY IRREVOCABLY WAIVES ALL RIGHT TO A TRIAL BY JURY IN ANY ACTION, PROCEEDING OR COUNTERCLAIM ARISING OUT OF OR RELATING TO THIS AGREEMENT, THE OTHER CREDIT DOCUMENTS OR THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY.

     13.09 Counterparts. This Agreement may be executed in any number of counterparts and by the different parties hereto on separate counterparts, each of which when so executed and delivered shall be an original, but all of which shall together constitute one and the same instrument. A set of counterparts executed by all the parties hereto shall be lodged with the Borrower and the Agent.

     13.10 Effectiveness. This Agreement shall become effective on the date the "Effective Date") on which Holdings, the Borrower, the Agent and each of the Banks shall have signed a counterpart hereof (whether the same or different counterparts) and shall have delivered the same to the Agent at the Notice Office or, in the case of the Banks, shall have given to the Agent telephonic (confirmed in writing), written or telex notice (actually received) at such office that the same has been signed and mailed to it. The Agent will give Holdings, the Borrower and each Bank prompt written notice of the occurrence of the Effective Date.

     13.11 Headings Descriptive. The headings of the several sections and subsections of this Agreement are inserted for convenience only and shall not in any way affect the meaning or construction of any provision of this Agreement.

     13.12 Amendment or Waiver; etc. (a) Neither this Agreement nor any other Credit Document nor any terms hereof or thereof may be changed, waived, discharged or terminated unless such change, waiver, discharge or termination is in writing signed by the respective Credit Parties party thereto and the Required Banks, provided that no such change, waiver, discharge or termination shall, without the consent of each Bank (other than a Defaulting Bank) (with Obligations being directly affected in the case of following clause (i)), (i) extend the final scheduled maturity of any Loan or Note or extend the stated expiration date of any Letter of Credit beyond the Revolving Loan Maturity Date, or reduce the rate or extend the time of payment of interest or Fees thereon, or reduce the principal amount thereof (except to the extent repaid in cash) (it being understood that any amendment or modification to the financial definitions in this Agreement or to Section 13.07(a) shall not constitute a reduction in the rate of interest or Fees for the purposes of this clause (i)), (ii) release all or substantially all of the Collateral (except as expressly provided in the Credit Documents) under all the Security Documents, (iii) amend, modify or waive any provision of this Section 13.12, (iv) reduce the percentage specified in the definition of Required Banks (it being understood that, with the consent of the Required Banks, additional extensions of credit pursuant to this Agreement may be included in the determination of the Required Banks on substantially the same basis as the extensions of Term Loan Commitments and Revolving Loan Commitments are included on the Effective Date) or (v) consent to the assignment or transfer by the Borrower of any of its rights and obligations under this Agreement; provided further, that no such change, waiver, discharge or termination shall
(u) increase the Commitments of any Bank over the amount thereof then in effect without the consent of such Bank (it being understood that waivers or modifications of conditions precedent, covenants, Defaults or Events of Default or of a mandatory reduction in the Total Commitment shall not constitute an increase of the Commitment of any Bank, and that an increase in the available portion of any Commitment of any Bank shall not constitute an increase of the Commitment of such Bank), (v) without the consent of the Issuing Bank, amend, modify or waive any provision of Section 2 or alter its rights or obligations with respect to Letters of Credit, (w) without the consent of the Swingline Bank, alter the Swingline Bank's rights or obligations with respect to Swingline Loans, (x) without the consent of the Agent, amend, modify or waive any provision of Section 12 or any other provision as same relates to the rights or obligations of the Agent, (y) without the consent of the Collateral Agent, amend, modify or waive any provision relating to the rights or obligations of the Collateral Agent, or (z) without the consent of the Supermajority Banks, reduce the amount of, or extend the date of, any Scheduled Repayment, or amend the definition of Supermajority Banks (it being understood that, with the consent of the Required Banks, additional extensions of credit pursuant to this Agreement may be included in the determination of the Supermajority Banks on substantially the same basis as the extensions of Term Loan Commitments and Revolving Loan Commitments are included on the Effective Date).

                  (b) If, in connection with any proposed change, waiver, discharge or termination to any of the provisions of this Agreement as contemplated by clauses (i) through (v), inclusive, of the first proviso to
Section 13.12(a), the consent of the Required Banks is obtained but the consent of one or more of such other Banks whose consent is required is not obtained, then the Borrower shall have the right, so long as all non-consenting Banks whose individual consent is required are treated as described in either clauses
(A) or (B) below, to either (A) replace each such non-consenting Bank or Banks with one or more Replacement Banks pursuant to Section 1.13 so long as at the time of such replacement, each such Replacement Bank consents to the proposed change, waiver, discharge or termination or (B) terminate such non-consenting Bank's Commitments and/or repay each Tranche of outstanding Loans of such Bank in accordance with Sections 3.02(b) and/or 4.01(b), provided that, unless the Commitments that are terminated, and Loans repaid, pursuant to preceding clause
(B) are immediately replaced in full at such time through the addition of new Banks or the increase of the Commitments and/or outstanding Loans of existing Banks (who in each case must specifically consent thereto), then in the case of any action pursuant to preceding clause (B) the Required Banks (determined after giving effect to the proposed action) shall specifically consent thereto, provided further, that in any event the Borrower shall not have the right to replace a Bank, terminate its Commitments or repay its Loans solely as a result of the exercise of such Bank's rights (and the withholding of any required consent by such Bank) pursuant to the second proviso to Section 13.12(a).

     13.13 Survival. All indemnities set forth herein including, without limitation, in Sections 1.10, 1.11, 2.06, 4.04, 12.06 and 13.01 shall survive the execution, delivery and termination of this Agreement and the Notes and the making and repayment of the Obligations.

     13.14 Domicile of Loans. Each Bank may transfer and carry its Loans at, to or for the account of any office, Subsidiary or Affiliate of such Bank. Notwithstanding anything to the contrary contained herein, to the extent that a transfer of Loans pursuant to this Section 13.14 would, at the time of such transfer, result in increased costs under Section 1.10, 2.06 or 4.04 from those being charged by the respective Bank prior to such transfer, then the Borrower shall not be obligated to pay such increased costs (although the

Borrower shall be obligated to pay any other increased costs of the type described above resulting from changes after the date of the respective transfer).

     13.15 Register. The Borrower hereby designates the Agent to serve as the Borrower's agent, solely for purposes of this Section 13.15, to maintain a register (the "Register") on which it will record the Commitments from time to time of each of the Banks, the Loans made by each of the Banks and each repayment in respect of the principal amount of the Loans of each Bank. Failure to make any such recordation, or any error in such recordation shall not affect the Borrower's obligations in respect of such Loans. With respect to any Bank, the transfer of the Commitments of such Bank and the rights to the principal of, and interest on, any Loan made pursuant to such Commitments shall not be effective until such transfer is recorded on the Register maintained by the Agent with respect to ownership of such Commitments and Loans and prior to such recordation all amounts owing to the transferor with respect to such Commitments and Loans shall remain owing to the transferor. The registration of assignment or transfer of all or part of any Commitments and Loans shall be recorded by the Agent on the Register only upon the acceptance by the Agent of a properly executed and delivered Assignment and Assumption Agreement pursuant to Section 13.04(b). Coincident with the delivery of such an Assignment and Assumption Agreement to the Agent for acceptance and registration of assignment or transfer of all or part of a Loan, or as soon thereafter as practicable, the assigning or transferor Bank shall surrender the Note evidencing such Loan, and thereupon one or more new Notes in the same aggregate principal amount shall be issued to the assigning or transferor Bank and/or the new Bank. The Borrower agrees to indemnify the Agent from and against any and all losses, claims, damages and liabilities of whatsoever nature which may be imposed on, asserted against or incurred by the Agent in performing its duties under this Section 13.15.

     13.16 Confidentiality.  (a) Subject to the provisions of clause (b) of this
Section 13.16, each Bank agrees that it will not disclose without the prior consent of the Borrower (other than to its employees, auditors, advisors or counsel or to another Bank if the Bank or such Bank's holding or parent company in its reasonable discretion determines that any such party should have access to such information, provided such Persons shall be subject to the provisions of this Section 13.16 to the same extent as such Bank) any information with respect to Holdings or any of its Subsidiaries which is now or in the future furnished pursuant to this Agreement or any other Credit Document and which is designated by the Borrower to the Banks in writing as confidential, provided that any Bank may disclose any such information (i) as has become generally available to the public other than by virtue of a breach of this Section 13.16(a) by the respective Bank, (ii) as may be required or appropriate in any report, statement or testimony submitted to any municipal, state or Federal regulatory body having or claiming to have jurisdiction over such Bank or to the Federal Reserve Board, the Federal Deposit Insurance Corporation or the NAIC or similar organizations (whether in the United States or elsewhere) or their successors, (iii) as may be required or appropriate in respect to any summons or subpoena or in connection with any litigation, (iv) in order to comply with any law, order, regulation or ruling applicable to such Bank, (v) to the Agent or the Collateral Agent and (vi) to any prospective or actual transferee or participant in connection with any contemplated transfer or participation of any of the Notes or Commitments or any interest therein by such Bank, provided that such prospective transferee agrees to be bound by the confidentiality provisions contained in this Section 13.16.

                  (b) Each of Holdings and the Borrower hereby acknowledges and agrees that each Bank may share with any of its affiliates any information related to Holdings or any of its Subsidiaries (including, without limitation, any nonpublic customer information regarding the creditworthiness of Holdings and its Subsidiaries), provided such Persons shall be subject to the provisions of this Section 13.16 to the same extent as such Bank).


               SECTION 14. Parent Guaranty.

     14.01 Guaranty. In order to induce the Agent, the Collateral Agent, the Issuing Bank and the Banks to enter into this Agreement and to extend credit hereunder, and to induce the other Guaranteed Creditors to enter into Interest Rate Protection Agreements or Other Hedging Agreements, and in recognition of the direct benefits to be received by Holdings from the proceeds of the Loans, the issuance of the Letters of Credit and the entering into of such Interest Rate Protection Agreements or Other Hedging Agreements, Holdings hereby agrees with the Guaranteed Creditors as follows: hereby unconditionally and irrevocably guarantees as primary obligor and not merely as surety the full and prompt payment when due, whether upon maturity, acceleration or otherwise, of any and all of the Guaranteed Obligations of the Borrower to the Guaranteed Creditors. If any or all of the Guaranteed Obligations of the Borrower to the Guaranteed Creditors becomes due and payable hereunder, Holdings unconditionally and irrevocably promises to pay such indebtedness to the Agent and/or the other Guaranteed Creditors, or order, on demand, together with any and all expenses which may be incurred by the Agent or the other Guaranteed Creditors in collecting any of the Guaranteed Obligations. If claim is ever made upon any Guaranteed Creditor for repayment or recovery of any amount or amounts received in payment or on account of any of the Guaranteed Obligations and any of the aforesaid payees repays all or part of said amount by reason of (i) any judgment, decree or order of any court or administrative body having jurisdiction over such payee or any of its property or (ii) any settlement or compromise of any such claim effected by such payee with any such claimant (including the Borrower), then and in such event Holdings agrees that any such judgment, decree, order, settlement or compromise shall be binding upon Holdings, notwithstanding any revocation of this Guaranty or other instrument evidencing any liability of the Borrower, and Holdings shall be and remain liable to the afore-said payees hereunder for the amount so repaid or recovered to the same extent as if such amount had never originally been received by any such payee.

     14.02 Bankruptcy. Additionally, Holdings unconditionally and irrevocably guarantees the payment of any and all of the Guaranteed Obligations of the Borrower to the Guaranteed Creditors whether or not due or payable by the Borrower upon the occurrence of any of the events specified in Section 10.05, and irrevocably and unconditionally, and jointly and severally, promises to pay such indebtedness to the Guaranteed Creditors, or order, on demand, in lawful money of the United States.

     14.03 Nature of Liability. The liability of Holdings hereunder is exclusive and independent of any security for or other guaranty of the Guaranteed Obligations of the Borrower whether executed by Holdings, any other guarantor or by any other party, and the liability of Holdings hereunder shall not be affected or impaired by any circumstance or occurrence whatsoever (other than the indefeasible payment in full in cash of the Guaranteed Obligations), including, without limitation, (a) any direction as to application of payment by the Borrower or by any other party, (b) any other continuing or other guaranty, undertaking or maximum liability of a guarantor or of any other party as to the Guaranteed Obligations of the Borrower, (c) any payment on or in reduction of any such other guaranty or undertaking, (d) any dissolution, termination or increase, decrease or change in personnel by the Borrower, (e) any payment made to any Guaranteed Creditor on the Guaranteed Obligations which any such Guaranteed Creditor repays to the Borrower pursuant to court order in any bankruptcy, reorganization, arrangement, moratorium or other debtor relief proceeding, and Holdings waives any right to the deferral or modification of its obligations hereunder by reason of any such proceeding, (f) any action or inaction by the Guaranteed Creditors as contemplated in Section 14.05 or (g) any invalidity, irregularity or unenforceability of all or any part of the Guaranteed Obligations or any security therefor.

     14.04 Independent Obligation. The obligations of Holdings hereunder are independent of the obligations of any other guarantor, any other party or the Borrower, and a separate action or actions may be brought and prosecuted against Holdings whether or not action is brought against any other guarantor, any other party or the Borrower and whether or not any other guarantor, any other party or the Borrower be joined in any such action or actions. Holdings waives, to the fullest extent permitted by law, the benefit of any statute of limitations affecting its liability hereunder or the enforcement thereof. Any payment by the Borrower or other circumstance which operates to toll any statute of limitations as to the Borrower shall operate to toll the statute of limitations as to Holdings.

     14.05 Authorization. Holdings authorizes the Guaranteed Creditors without notice or demand (except as shall be required by applicable statute and cannot be waived), and without affecting or impairing its liability hereunder, from time to time to:

                  (a) change the manner, place or terms of payment of, and/or change or extend the time of payment of, renew, increase, accelerate or alter, any of the Guaranteed Obligations (including any increase or decrease in the rate of interest or fees thereon), any security therefor, or any liability incurred directly or indirectly in respect thereof, and the Guaranty herein made shall apply to the Guaranteed Obligations as so changed, extended, renewed or altered;

                  (b) take and hold security for the payment of the Guaranteed Obligations and sell, exchange, release, impair, surrender, realize upon or otherwise deal with in any manner and in any order any property by whomsoever at any time pledged or mortgaged to secure, or howsoever securing, the Guaranteed Obligations or any liabilities (including any of those hereunder) incurred directly or indirectly in respect thereof or hereof, and/or any offset thereagainst;

                  (c) exercise or refrain from exercising any rights against the Borrower, any other Credit Party or others or otherwise act or refrain from acting;

                  (d)  release  or  substitute   any  one  or  more   endorsers,
         guarantors, the Borrower, other Credit Parties or other obligors;

                  (e) settle or compromise any of the Guaranteed Obligations, any security therefor or any liability (including any of those hereunder) incurred directly or indirectly in respect thereof or hereof, and may subordinate the payment of all or any part thereof to the payment of any liability (whether due or not) of the Borrower to its creditors other than the Guaranteed Creditors;

                  (f) apply any sums by whomsoever paid or howsoever realized to any liability or liabilities of the Borrower to the Guaranteed Creditors regardless of what liability or liabilities of the Borrower remain unpaid;

                  (g) consent to or waive any breach of, or any act, omission or default under, this Agreement, any other Credit Document or any of the instruments or agreements referred to herein or therein, or otherwise amend, modify or supplement this Agreement, any other Credit Document or any of such other instruments or agreements;

                  (h) act or fail to act in any manner which may deprive Holdings of its right to subrogation against the Borrower to recover full indemnity for any payments made pursuant to this Guaranty; and/or

                  (i) take any other action which would, under otherwise applicable principles of common law, give rise to a legal or equitable discharge of Holdings from its liabilities under this Guaranty.

     14.06 Reliance. It is not necessary for any Guaranteed Creditor to inquire into the capacity or powers of Holdings or any of its Subsidiaries or the officers, directors, partners or agents acting or purporting to act on their behalf, and any Guaranteed Obligations made or created in reliance upon the professed exercise of such powers shall be guaranteed hereunder.

     14.07 Subordination. Any indebtedness of the Borrower now or hereafter owing to Holdings is hereby subordinated to the Guaranteed Obligations of the Borrower owing to the Guaranteed Creditors; and if the Agent so requests at a time when an Event of Default exists, all such indebtedness of the Borrower to Holdings shall be collected, enforced and received by Holdings for the benefit of the Guaranteed Creditors and be paid over to the Agent on behalf of the Guaranteed Creditors on account of the Guaranteed Obligations of the Borrower to the Guaranteed Creditors, but without affecting or impairing in any manner the liability of Holdings under the other provisions of this Guaranty. Prior to the transfer by Holdings of any note or negotiable instrument evidencing any such indebtedness of the Borrower to Holdings, Holdings shall mark such note or negotiable instrument with a legend that the same is subject to this subordination. Without limiting the generality of the foregoing, Holdings hereby agrees with the Guaranteed Creditors that it will not exercise any right of subrogation which it may at any time otherwise have as a result of this Guaranty (whether contractual, under Section 509 of the Bankruptcy Code or otherwise) until all Guaranteed Obligations have been irrevocably paid in full in cash.

     14.08 Waiver. (a) Holdings waives any right (except as shall be required by applicable statute and cannot be waived) to require any Guaranteed Creditor to
(i) proceed against the Borrower, any other guarantor or any other party, (ii) proceed against or exhaust any security held from the Borrower, any other guarantor or any other party or (iii) pursue any other remedy in any Guaranteed Creditor's power whatsoever. Holdings waives any defense based on or arising out of any defense of the Borrower, any other guarantor or any other party, other than payment in full of the Guaranteed Obligations, based on or arising out of the disability of the Borrower, any other guarantor or any other party, or the validity, legality or unenforceability of the Guaranteed Obligations or any part thereof from any cause, or the cessation from any cause of the liability of the Borrower other than payment in full of the Guaranteed Obligations. The Guaranteed Creditors may, at their election, foreclose on any security held by the Agent, the Collateral Agent or any other Guaranteed Creditor by one or more judicial or nonjudicial sales, whether or not every aspect of any such sale is commercially reasonable (to the extent such sale is permitted by applicable law), or exercise any other right or remedy the Guaranteed Creditors may have against the Borrower or any other party, or any security, without affecting or impairing in any way the liability of Holdings hereunder except to the extent the Guaranteed Obligations have been paid. Holdings waives any defense arising out of any such election by the Guaranteed Creditors, even though such election operates to impair or extinguish any right of reimbursement or subrogation or other right or remedy of Holdings against the Borrower or any other party or any security.

                  (b) Holdings waives all presentments, demands for performance, protests and notices, including without limitation notices of nonperformance, notices of protest, notices of dishonor, notices of acceptance of this Guaranty, and notices of the existence, creation or incurring of new or additional Guaranteed Obligations. Holdings assumes all responsibility for being and keeping itself informed of the Borrower's financial condition and assets, and of all other circumstances bearing upon the risk of nonpayment of the Guaranteed Obligations and the nature, scope and extent of the risks which Holdings assumes and incurs hereunder, and agrees that the Agent and the Banks shall have no duty to advise Holdings of information known to them regarding such circumstances or risks.

                  (c) Holdings hereby acknowledges and affirms that it understands that to the extent the Guaranteed Obligations are secured by Real Property located in California, Holdings shall be liable for the full amount of the liability hereunder notwithstanding the foreclosure on such Real Property by trustee sale or any other reason impairing Holdings' or any Guaranteed Creditor's right to proceed against the Borrower or any other guarantor of the Guaranteed Obligations. In accordance with Section 2856 of the California Civil Code, Holdings hereby waives:

                    (i) all rights of subrogation, reimbursement, indemnification, and contribution and any other rights and defenses that are or may become available to Holdings by reason of Sections 2787 to 2855, inclusive, 2899 and 3433 of the California Civil Code;

                   (ii) all rights and defenses that Holdings may have because the Guaranteed Obligations are secured by Real Property located in
         California. This means, among other things: (A) the Guaranteed Creditors may collect from Holdings without first foreclosing on any real or personal property collateral pledged by the Borrower or any other Credit Party; and (B) if the Guaranteed Creditors foreclose on any Real Property collateral pledged by the Borrower or any other Credit Party, (1) the amount of the Guaranteed Obligations may be reduced only by the price for which that collateral is sold at the foreclosure sale, even if the collateral is worth more than the sale price, and (2) the Guaranteed Creditors may collect from Holdings even if the Guaranteed Creditors, by foreclosing on the Real Property collateral, have destroyed any right Holdings may have to collect from the Borrower. This is an unconditional and irrevocable waiver of any rights and defenses Holdings may have because the Guaranteed Obligations are secured by

         Real Property. These rights and defenses include, but are not limited to, any rights or defenses based upon Section 580a, 580b, 580d or 726 of the California Code of Civil Procedure; and

                  (iii) all rights and defenses arising out of an election of remedies by the Guaranteed Creditors, even though that election of remedies, such as a nonjudicial foreclosure with respect to security for the Guaranteed Obligations, has destroyed Holdings' rights of subrogation and reimbursement against the Borrower by the operation of
         Section 580d of the Code of Civil Procedure or otherwise.

Holdings warrants and agrees that each of the waivers set forth above is made with full knowledge of its significance and consequences and that if any of such waivers are determined to be contrary to any applicable law or public policy, such waivers shall be effective only to the maximum extent permitted by law.

     14.09 Nature of Liability. It is the desire and intent of Holdings and the Guaranteed Creditors that this Guaranty shall be enforced against Holdings to the fullest extent permissible under the laws and public policies applied in each jurisdiction in which enforcement is sought. If, however, and to the extent that, the obligations of Holdings under this Guaranty shall be adjudicated to be invalid or unenforceable for any reason (including, without limitation, because of any applicable state or federal law relating to fraudulent conveyances or transfers), then the amount of Holdings obligations under this Guaranty shall be deemed to be reduced and Holdings shall pay the maximum amount of the Guaranteed Obligations which would be permissible under applicable law.

                                      * * *

               IN WITNESS WHEREOF, the parties hereto have caused their duly authorized officers to execute and deliver this Agreement as of the date first above written.


Address:

c/o Weiss, Peck and Greer                           ACQUISITION HOLDINGS, INC.
  Private Equity Group
One New York Plaza
New York, New York  10004-1950                       By /s/ Wesley Lang
Attention:  President                                  --------------------
Telephone No.:  (212) 908-9890                       Title: President
Telecopier No.:  (212) 908-0112


104 East 25th Street                                 ACQUISITION CORP.
10th Floor
New York, New York  10010
Attention:  President                                By /s/ Wesley Lang
Telephone No.:  (212) 353-8280                         ---------------------
Telecopier No.:  (212) 598-4283                      Title: President


                                                     BANKERS TRUST COMPANY,
                                                       Individually and as Agent


                                                     By /s/ Patricia Hogan
                                                       ---------------------
                                                     Title: Principal

                                                                   EXHIBIT 10.20

                                 FIRST AMENDMENT


                  FIRST  AMENDMENT (this  "Amendment"),  dated as of February 5,
1998, among Acquisition Holdings, Inc. ("Holdings"), ATC Group Services Inc. (the "Borrower"), the lenders party to the Credit Agreement referred to below (the "Banks"), and Bankers Trust Company, as Agent (the "Agent"). All capitalized terms used herein and not otherwise defined herein shall have the respective meanings provided such terms in the Credit Agreement.


                              W I T N E S S E T H:

                  WHEREAS, Holdings, the Borrower (as successor-by-merger to Acquisition Corp.), the Banks and the Agent are parties to a Credit Agreement, dated as of January 29, 1998 (the "Credit Agreement");

                  WHEREAS, the Borrower has requested certain amendments to the Credit Agreement; and

                  WHEREAS, subject to the terms and conditions of this Amendment, the Banks are willing to grant such amendments;


                  NOW, THEREFORE, it is agreed:

         I.    Amendments

                  1. On and after the First Amendment Effective Date (as defined in Section II(1) below), Section 9.07(a) of the Credit Agreement shall be amended by deleting the table appearing therein in its entirety and inserting the following new table in lieu thereof:

                 "Fiscal Year Ending          Amount
                  ------------------          ------

                  February 29, 2000         $3,500,000
                  February 28, 2001         $4,000,000
                  February 28, 2002         $5,200,000
                  February 28, 2003         $5,000,000".

                  2. Section 9.02(xii) of the Credit Agreement is hereby amended by inserting the following language after the words ", in each case with such earnings and financial covenants to be determined on a pro forma basis":

                  "consistent with Regulation S-X under the Securities Act (as in effect on the Effective Date) (except that pro forma adjustments of the type described on Schedule XIV need not be done on a basis consistent with Regulation S-X) and".

                  3. On and after the First Amendment Effective Date, the definition of "Consolidated Net Income" appearing in Section 11.01 of the Credit Agreement shall be amended by inserting the following language at the end thereof:
                  "but adjusted for the factually supportable and identifiable pro forma adjustments of the type described on Schedule XIV for such period that are directly attributable to the acquisition of such Acquired Entity or Business pursuant to a Permitted Acquisition (which pro forma adjustments need not be done on a basis consistent with Regulation S-X under the Securities Act)".

                  4. On and after the First Amendment Effective Date, the Credit Agreement shall be further amended by adding a new Schedule XIV thereto in the form of Schedule XIV attached hereto.


         II.   Miscellaneous Provisions

                  1. This Amendment shall become effective on the date (the "First Amendment Effective Date") when Holdings, the Borrower and the Required Banks shall have signed a counterpart hereof (whether the same or different counterparts) and shall have delivered (including by way of facsimile transmission) the same to the Agent at the Notice Office.

                  2. In order to induce the Banks to enter into this Amendment, each of Holdings and the Borrower hereby represents and warrants that:
                  (a) no  Default  or  Event  of  Default  exists  on the  First
               Amendment Effective Date, both before and after giving effect to this Amendment;and

                  (b) on the First  Amendment  Effective  Date,  both before and after giving effect to this Amendment, all representations and warranties contained in the Credit Agreement and in the other Credit Documents are true and correct in all material respects as though such representations and warranties were made on the First Amendment Effective Date.

                  3. This Amendment may be executed in any number of counterparts and by the different parties hereto on separate counterparts, each of which counterparts when executed and delivered shall be an original, but all of which shall together constitute one and the same instrument. A complete set of counterparts shall be delivered to Holdings, the Borrower and the Agent.

                  4. THIS AMENDMENT AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HEREUNDER SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAW OF THE STATE OF NEW YORK.

                  5. From and after the First Amendment Effective Date, all references in the Credit Agreement and each of the other Credit Documents to the Credit Agreement shall be deemed to be references to the Credit Agreement as modified hereby.

                  6. This Amendment is limited as specified and shall not constitute a modification, acceptance or waiver of any other provision of the Credit Agreement or any other Credit Document.

                                      * * *

               IN WITNESS WHEREOF, each of the parties hereto has caused a counterpart of this Amendment to be duly executed and delivered as of the date first above written.



                                            ACQUISITION HOLDINGS, INC.


                                            By   /s/ Wesley Lang
                                              ------------------------
                                              Title: President



                                            ATC GROUP SERVICES INC.


                                            By   /s/ Nicholas Malino
                                              ------------------------
                                              Title: President



                                            BANKERS TRUST COMPANY,
                                              Individually and as Agent


                                            By   /s/ Patricia Hogan
                                              ------------------------
                                              Title: Principal

                                                                    SCHEDULE XIV

                              PRO FORMA ADJUSTMENTS

           (a) Adjustments to revenues to reflect customers not likely to be retained;

           (b) adjustments to labor and other direct costs to reflect application of the Borrower's utilization rate (the billable hours of the Borrower's employees divided by such employees' available hours) to the Acquired Entity or Business and to reflect the additional costs or savings, as the case may be, from the continued use or elimination of outside laboratory and technical personnel utilized by the Acquired Entity or Business;

           (c) adjustments to reflect home office functions of the Acquired Entity or Business such as accounting, payroll and legal that will be provided by the Borrower, including any adjustments to eliminate outside professional services if such functions are to be assumed by then existing Borrower personnel;

           (d) adjustments with respect to savings that will be realized by including the Acquired Entity or Business under the Borrower's insurance coverage and adjustments to reflect costs, if any, of transferring or termination duplicate insurance policies of the Acquired Entity or Business;

           (e) adjustments to reflect savings associated with the elimination of duplicate facilities and adjustments to reflect costs associated with such elimination (such as lease termination costs, moving and storage, etc.);

           (f) adjustments to employee benefit costs to reflect the Borrower's actual employee benefit cost structure, to the extent the Acquired Entity or Business' employee benefits will be replaced with the Borrower's employee benefits;

           (g)    adjustments to reflect the actual
                  impact of the departure or retention of highly compensated executives of the Acquired Entity or Business (including elimination of compensation, benefits and revenues attributable to such executives, if departing, and any increases to compensation or benefits for such executives continuing);

           (h)    adjustments to replace the Acquired
                  Entity or Business' then-current goodwill depreciation and amortization with such amounts as are derived from the application to the Acquired Entity or Business of purchase accounting, if applicable, under generally accepted accounting principles; and

           (i)    interest  expense   adjustments  to  reflect   refinancing  of
                  existing debt or increase in borrowings used to effect the subject Permitted Acquisition.

                  The pro forma adjustments described above also may be used, to the extent factually supportable and identifiable, to determine whether the Acquired Entity or Business had pro forma positive earnings (before interest expense and taxes and adding back any amortization of intangibles and depreciation) as required by Section 9.02(xii) of the Credit Agreement.

                  In addition, to the extent that any of the pro forma adjustments described above are utilized for any Permitted Acquisition, the Borrower also shall have delivered to the Banks a statement of its independent accountants confirming that such pro forma adjustments are made on a basis consistent with this Schedule XIV.

                  Further, as required by Section 9.02(xii) of the Credit Agreement, all pro forma calculations shall be made as if the subject Permitted Acquisition had been consummated on the first day of the respective Test Period (and assuming that any Indebtedness incurred, issued or assumed in connection therewith had been incurred, issued or assumed on the first day of, and had remained outstanding throughout, such Test Period).

                                                                   EXHIBIT 10.21

                                SECOND AMENDMENT


                  SECOND AMENDMENT (this "Amendment"), dated as of February 27, 1998, among ACQUISITION HOLDINGS, INC., a Delaware corporation ("Holdings"), ATC GROUP SERVICES, INC., a Delaware corporation (the "Borrower"), the bank party to the Credit Agreement referred to below on the date hereof and immediately before giving effect to this Amendment (the "Existing Bank"), BANKERS TRUST COMPANY, as Agent (the "Agent") for the Banks, and each of the lenders listed on Schedule A hereto (each, a "New Bank" and, collectively, the "New Banks"). All capitalized terms used herein and not otherwise defined herein shall have the respective meanings provided such terms in the Credit Agreement referred to below.

                              W I T N E S S E T H :

                  WHEREAS, Holdings, the Borrower (as successor by merger to Acquisition Corp.), the Existing Bank and the Agent are parties to a Credit Agreement, dated as of January 29, 1998 (as in effect on the date hereof, the "Credit Agreement"); and

                  WHEREAS, the parties hereto wish to amend the Credit Agreement as herein provided;

                  NOW, THEREFORE, it is agreed:

                  1. The Existing Bank hereby sells and assigns to each New Bank without recourse and without representation or warranty (other than as expressly provided herein), and each New Bank hereby purchases and assumes from the Existing Bank, that interest in and to the Existing Bank's rights and obligations under the Credit Agreement as of the date hereof which represents such New Bank's pro rata share (for each such New Bank, its "Pro Rata Share") as set forth on, and in respect of the credit facilities listed on, Annex A hereto (calculated after giving affect to this Amendment), and such Pro Rata Share represents all of the outstanding rights and obligations under the Credit Agreement that are being sold and assigned to each such New Bank pursuant to this Amendment.

                  2. In accordance with the requirements of Section 13.04(b) of the Credit Agreement, (i) on the Second Amendment Effective Date (as defined below), the Credit Agreement shall be amended by deleting Schedule I thereto in its entirety and by inserting in lieu thereof a new Schedule I in the form of Annex B hereto and (ii) the

Borrower agrees that it will, promptly following the Second Amendment Effective Date, issue appropriate Notes to each Bank in conformity with the requirements of Section 1.05 of the Credit Agreement.

                  3. On and after the Second Amendment Effective Date, the Credit Agreement shall be further amended by deleting Schedule II thereto in its entirety and inserting in lieu thereof a new Schedule II in the form of Annex C hereto.

                  4. The Existing Bank (i) represents and warrants that it is the legal and beneficial owner of the interest being assigned by it hereunder and that such interest is free and clear of any adverse claim; (ii) makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with the Credit Agreement or the other Credit Documents or the execution, legality, validity, enforceability, genuineness, sufficiency or value of the Credit Agreement or the other Credit Documents or any other instrument or document furnished pursuant thereto; and (iii) makes no representation or warranty and assumes no responsibility with respect to the financial condition of Holdings or any of its Subsidiaries or the performance or observance by Holdings or any of its Subsidiaries of any of their respective obligations under the Credit Agreement or the other Credit Documents to which they are a party or any other instrument or document furnished pursuant thereto.

                  5. Each New Bank (i) confirms that it has received a copy of the Credit Agreement and the other Credit Documents, together with copies of the financial statements referred to therein and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into this Amendment; (ii) agrees that it will, independently and without reliance upon the Agent or any other Bank and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Credit Agreement; (iii) confirms that it is an Eligible Transferee under Section 13.04(b) of the Credit Agreement; (iv) appoints and authorizes the Agent and the Collateral Agent to take such action as agent on its behalf and to exercise such powers under the Credit Agreement and the other Credit Documents as are delegated to the Agent and the Collateral Agent by the terms thereof, together with such powers as are reasonably incidental thereto; (v) agrees that it will perform in accordance with their terms all of the obligations which by the terms of the Credit Agreement are required to be performed by it as a Bank; and (vi) to the extent relevant, agrees to promptly submit to the Borrower and the Agent the appropriate Internal Revenue Service Forms described in Section 13.04(b) of the Credit Agreement.

                  6. The Existing Bank, the New Banks and the Agent hereby agree that (x) all amounts accrued with respect to the outstanding Term Loans, outstanding Revolving

Loans and the Total Revolving Loan Commitment prior to the delivery by such New Bank of the amount referred to in clause (ii) of Section 12 of this Amendment shall be for the account of the Existing Bank and (y) all such amounts accrued on and after the delivery of the amount referred to in clause (ii) of such
Section 12 shall be for the account of such New Bank based upon its relevant Pro Rata Share.

                  7. In accordance with Section 13.04(b) of the Credit Agreement, on and as of the date upon which each New Bank delivers the amount referred to in clause (ii) of Section 12 of this Amendment, such New Bank shall become a "Bank" under, and for all purposes of, the Credit Agreement and the other Credit Documents and, notwithstanding anything to the contrary in Section
13.15 of the Credit Agreement, the Agent shall record the transfers contemplated hereby in the Register.

                  8. In order to induce the Banks to enter into this Amendment, each of Holdings and the Borrower hereby represents and warrants that:

                  (a) no Default or Event of Default exists as of the Second Amendment Effective Date, both before and after giving effect to this Amendment; and

                  (b) all of the representations and warranties contained in the Credit Agreement and the other Credit Documents are true and correct in all material respects as of the Second Amendment Effective Date, both before and after giving effect to this Amendment, with the same effect as though such representations and warranties had been made on and as of the Second Amendment Effective Date (it being understood that any representations or warranty made as of a specific date shall be true and correct in all material respects as of such specific date).

                  9. This Amendment is limited as specified and shall not constitute a modification, acceptance or waiver of any other provision of the Credit Agreement or any other Credit Document.

                  10. This Amendment may be executed in any number of counterparts and by the different parties hereto on separate counterparts, each of which counterparts when executed and delivered shall be an original, but all of which shall together constitute one and the same instrument. A complete set of counterparts shall be lodged with Holdings, the Borrower and the Agent.

                  11. THIS AMENDMENT AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HEREUNDER SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAW OF THE STATE OF NEW YORK.

                  12. Subject to Section 13 of this Amendment, this Amendment shall become effective on the date (the "Second Amendment Effective Date") when
(i) Holdings, the Borrower, the Agent, the Existing Bank and each New Bank shall have signed a counterpart hereof (whether the same or different counterparts) and shall have delivered (including by way of facsimile transmission) the same to the Agent at the Notice Office and (ii) each New Bank shall have delivered to the Agent for the account of the Existing Bank, an amount equal to such New Bank's relevant Pro Rata Share of the principal amount of the outstanding Loans.

                  13.. Notwithstanding Section 12 of this Amendment, if for any reason any New Bank shall not have (i) signed a counterpart hereof and delivered the same to the Agent at the Notice Office and (ii) delivered to the Agent an amount equal to such New Bank's Pro Rata Share of the principal amount of the outstanding Loans, in each case on or prior to February 27, 1998, then, if the Existing Bank agrees, this Amendment shall become effective notwithstanding such failure, provided that (x) Annexes A, B and C hereto shall be modified to delete any such New Bank and such New Bank's Pro Rata Share shall be retained by the Existing Bank and (y) the signature pages of this Amendment shall be deemed revised to delete such New Bank's name therefrom.

                  14. From and after the Second Amendment Effective Date, all references in the Credit Agreement and each of the other Credit Documents to the Credit Agreement shall be deemed to be references to the Credit Agreement as amended hereby.

                                      * * *

                  IN WITNESS WHEREOF, each of the parties hereto has caused a counterpart of this Amendment to be duly executed and delivered as of the date first above written.

                                                    ACQUISITION HOLDINGS, INC.

                                                  By  /s/  Wesley W. Lang, Jr.
                                                    ---------------------------
                                                    Name:  Wesley W. Lang, Jr.
                                                    Title: President


                                                    ATC GROUP SERVICES, INC.

                                                  By  /s/  Nicholas J. Malino
                                                    ---------------------------
                                                    Name:  Nicholas J. Malino
                                                    Title: President


                                                    BANKERS TRUST COMPANY,
                                                      Individually and as Agent

                                                  By  /s/  Patricia Hogan
                                                    ---------------------------
                                                    Name:  Patricia Hogan
                                                    Title: Principal


                                                    BANKBOSTON, N.A.

                                                  By  /s/  Gregory R. D. Clark
                                                    ---------------------------
                                                    Name:  Gregory R. D. Clark
                                                    Title: Managing Director


                                                    CREDITANSTALT CORPORATE
                                                    FINANCE, INC.

                                                  By  /s/  Ridgley Cromwell
                                                    ---------------------------
                                                    Name:  Ridgley Cromwell
                                                    Title: Associate

                                                  By  /s/  Clifford L. Wells
                                                    ---------------------------
                                                    Name:  Clifford L. Wells
                                                    Title: Vice President

                                                    FLEET CAPITAL CORPORATION

                                                  By  /s/  Timothy J. Broderick
                                                    ---------------------------
                                                    Name:  Timothy J. Broderick
                                                    Title: Senior Vice President


                                                    LASALLE NATIONAL BANK

                                                  By  /s/  Henry J. M.
                                                    ---------------------------
                                                    Name:  Henry J. M
                                                    Title: Commercial Lending
                                                           Officer


                                                    BANK POLSKAKASOPIEKISA
                                                    PEKAO SA GROUP

                                                  By  /s/  Harvey Winter
                                                    ---------------------------
                                                    Name:  Harvey Winter
                                                    Title: Vice President

                                                                      ANNEX A TO
                                                            SECOND AMENDMENT

NEW BANKS                                                    PERCENTAGES (1)


BankBoston, N.A.                                             18.00000000%

Creditanstalt Corporate Finance, Inc.                        18.00000000%

Fleet Capital Corporation                                    18.00000000%

LaSalle National Bank                                        18.00000000%

Bank Polskakasaopiekisa Pekao SA Group                        8.00000000%













----------------------------------------------------------------------
(1) Represents the percentage interest in each of the aggregate outstanding Term Loans and the Total Revolving Loan Commitment.

                                                                      ANNEX B TO
                                                                SECOND AMENDMENT

                                   COMMITMENTS

                                           Term Loans            Revolving Loan
BANK                                       Commitment              Commitment
----                                       ----------              ----------
Bankers Trust Company                      $4,000,000              $6,000,000
BankBoston, N.A.                           $3,600,000              $5,400,000
Creditanstalt Corporate Finance, Inc.      $3,600,000              $5,400,000
Fleet Capital Corporation                  $3,600,000              $5,400,000
LaSalle National Bank                      $3,600,000              $5,400,000
Bank Polskakasaopiekisa Pekao SA Group     $1,600,000              $2,400,000
                                          ------------            ------------
         TOTAL:                           $20,000,000             $30,000,000

                                                                      ANNEX C TO
                                                                SECOND AMENDMENT

                                 BANK ADDRESSES

Bank                                              Addresses

Bankers Trust Company                         130 Liberty Street
                                              New York, NY 10006
                                              Attention: Patricia Hogan
                                              Tel No.:  (212) 250-5175
                                              Fax No.:  (212) 250-7218

Bank Polskakasaopiekisa                       470 Park Avenue South
Pekao Sa Group                                15th Floor
                                              New York, New York 10016
                                              Attn: Harry Winter
                                              Tel. No.: (212) 251-1222
                                              Fax No.: (212) 679-5910

BankBoston, N.A.                              100 Federal Street
                                              MS 01-08-05
                                              Boston, Massachusetts  02110-2016
                                              Attn: Tim Barns
                                              Tel. No.: (617) 434-7976
                                              Fax No.: (617) 434-4929

Creditanstalt Corporate Finance, Inc.         2 Greenwich Plaza
                                              4th Floor
                                              Greenwich, Connecticut 06830
                                              Attn: David Yewer
                                              Tel. No.: (203) 861-1499
                                              Fax No.: (203) 861-6581

Fleet Capital Corporation                     200 Glastonbury Blvd.
                                              Glastonbury, Connecticut 06033
                                              Attn: Tim Broderick
                                              Tel. No.:  (860) 657-7774
                                              Fax No.:  (860) 657-7759

LaSalle National Bank                         135 S. LaSalle Street
                                              Chicago, Illinois 60603
                                              Attn: Henry Munez
                                              Tel. No.: (312) 904-7295
                                              Fax No.: (312) 904-6242

                                                                   EXHIBIT 10.22

               SEVERANCE, CONSULTING AND NON-COMPETITION AGREEMENT

                  THIS SEVERANCE, CONSULTING AND NON-COMPETITION AGREEMENT (this "Agreement"), dated as of February 5, 1998 is by and between ATC Group Services Inc. with its principal office at 104 East 25th Street, 10th Floor, New York, New York 10010 (the "Company") and George Rubin, #30A, 200 Central Park South, New York, New York ("Employee").

                                    RECITALS

                  WHEREAS, Employee is employed by the Company as Secretary;

                  WHEREAS, Employee is currently compensated at the rate of $300,000 per year with a bonus equal to 2.5% of the Company's pre-tax profits (in the aggregate, the "Compensation");

                  WHEREAS, the Employee desires to resign his employment with the Company as of the effective date of the proposed merger between Acquisition Holdings, Inc. or an affiliate thereof and the Company (the "Effective Date");

                  WHEREAS, the parties desire to set forth their respective rights and obligations in respect of Employee's resignation from the above positions; and

                  WHEREAS, the Company and Employee desire to enter into a consulting agreement as set forth herein.

                  NOW,   THEREFORE,   in  consideration  of  the  covenants  and
conditions set forth herein, the parties, intending to be legally bound, agree as follows:

                                    AGREEMENT

                  1. Resignation. Employee hereby resigns from his employment with the Company with effect on and as of the Effective Date. It is agreed by the parties that, on and as of the Effective Date, all rights and obligations of Employee and the Company with respect to such employment shall terminate.

                  2. Consulting Services. For a period of three (3) years after the Effective Date, Employee agrees to make himself available at reasonable times and locations (taking necessary account of Employee's business commitments) to perform consulting services as reasonably requested by the Company provided, (i) the Employee shall be given at least 48 hours prior written notice of the requested services, (ii) all such consulting services shall be rendered in The City of New

York and (iii) Employee shall not be required to devote more than 10 hours per month to the business of the Company. All consulting services rendered to the Company by Employee shall be performed as an independent contractor, and Employee shall not for any purpose be deemed to be an employee of the Company.

                  3. Benefits.

                  (a) Payment. In consideration of the agreements of Employee in Sections 1 and 2 hereof, and without diminution because of the ability or inability of Employee to perform any consulting services that may be requested by the Company, the Company agrees to pay Employee (or his assigns or, in the event of his death, his executor), on the Effective Date, the aggregate sum of $860,290, less applicable withholdings for federal, state and local taxes, as follows: $260,290 as a pro rata bonus for the fiscal year ending February 28, 1998 and $600,000 as a severance payment. Any tax liability incurred by Employee in respect of consideration received hereunder shall be borne by him.

                  (b) Health Insurance. For the three (3) year period commencing on the Effective Date, Employee and the members of his immediate family shall be entitled to participate in and receive benefits under: (i) ATC Management Inc.'s health coverage plan with Unicare or any health insurance plan subsequently adopted by the Company in its place; and (ii) the Executive Supplement Plan to ATC Management Inc.'s health coverage plan with Unicare as long as the Company is able to obtain coverage for Employee under the supplemental plan; provided, that, the Company shall use commercially reasonable efforts to maintain substantially similar coverage during the term of this Agreement. During such period, Employee shall pay all premiums, deductibles and other charges arising out of or associated with the coverage of Employee and his immediate family under the insurance plans described in clauses (i) and (ii) hereof; provided, that, such premiums, deductibles and other charges do not increase disproportionately for Employee as compared with other senior executives of the Company.

                  (c) Car Lease. On or about February 18, 1998, Employee shall return to the Company the Range Rover vehicle leased by the Company and used by the Employee.
                  4. Expenses. All reasonable expenses incurred by Employee in connection with the provision of consulting services requested hereunder, including for airfare, hotel accommodations, meals and the like, shall be reimbursed by the Company within seven (7) days after presentation by Employee of receipts and other supporting documentation, provided that such expense had been approved in advance by the Company.

                  5. No Solicitation of Employees. Employee hereby represents and warrants that he has not solicited for employment or induced any person employed by the Company to terminate employment during the sixty-day period preceding the date hereof.

                  6. Covenant Not to Compete.

                  (a) Employee hereby covenants and agrees that Employee shall not, alone or in conjunction with any other person or entity, whether as a principal, agent, stockholder, director, officer, manager, trustee, representative, employee, executive or consultant or in any other capacity, for whatever reason, directly or indirectly: (i) for a period of four (4) years after the Effective Date, compete or assist any person or entity in competing with the Company in all aspects of the business as conducted by the Company on the Effective Date in any manner in the United States, except as permitted in clauses (iii) and (iv) below; provided, that, upon written notice by the Company of Employee's breach of this Section 6(a)(i), Employee shall have 10 (ten) business days from the date of notice to cure any such breach; (ii) for a period of four (4) years after the Effective Date, request or cause any person employed by the Company on or after the date hereof to terminate employment, subject to clauses (iii) and (iv) below; (iii) for a period three (3) years after the Effective Date, compete or assist any person or entity in competing with ATC InSys Technology Inc. ("InSys") or 3D Information Services Inc. ("3D") or assist any person or entity in competing with InSys or 3D anywhere within the legal boundaries of the State of New Jersey; or (iv) for a period three (3) years after the Effective Date, solicit on behalf of himself or any other person or entity, within The City of New York, any of the following customers of InSys:
(A) J.P. Morgan & Co. Incorporated, (B) Merrill, Lynch & Co. (C) The Long Island Rail Road Co. and (D) The Chase Manhattan Bank; provided, however, that the immediately preceding clause (iv) shall apply only to products or services that are competitive with those of InSys. This Section 6 shall not be deemed to prohibit the Employee from owning up to 5% of the outstanding voting securities of any issuer whose securities are listed or traded on a U.S. national stock exchange, the Nasdaq National Market System or a comparable foreign exchange or system.

                  (b) If the scope of any restriction contained in this Agreement is too broad to permit enforcement of such restriction to its fullest extent, then such restriction shall be enforced to the maximum extent permitted by law, and Employee hereby consents and agrees that such scope may be judicially modified accordingly in any proceeding brought to enforce such restriction. Employee acknowledges and agrees that the covenants contained herein are necessary for the protection of the Company's legitimate business interests and are reasonable in scope and content. Employee further acknowledges and understands that the remedy at law for any breach by him of this Section 6 will be inadequate, and that the damages flowing from such breach are not readily susceptible to being measured in monetary terms. Accordingly, it is acknowledged that upon Employee's violation of any provision of this Section 6, the Company shall be entitled to immediate injunctive relief and may obtain a temporary order restraining any threatened or further breach. Nothing in this Section 6 shall be deemed to limit the Company's remedies at law or in equity for any breach by Employee of any of the provisions of Section 6 which may be pursued or availed of by the Company.

                  (c) The Company is concurrently entering into a Severance, Consulting and Non-Competition Agreement with Morry F. Rubin containing covenant not to compete arrangements substantially identical with those of this Section 6, except that the applicable period is four years (the "Other Agreement"). It is of material significance to the Company that these arrangements are being entered into with both the Employee and Morry F. Rubin simultaneously and that they will be enforced on a joint basis. Accordingly, it is understood that the obligations of the Company and the Employee pursuant to this Section 6 and those of the Company and Morry F. Rubin pursuant to Section 6 of the Other Agreement are to be construed jointly, such that any breach by the Employee or Morry F. Rubin of their respective non-compete agreements will be considered a breach by both, and any default by the Company under either agreement will be considered a default by the Company under both this Agreement and the Other Agreement.

                  (d) The Company has agreed to pay an aggregate total of $4,700,000 in consideration of the joint covenants not to compete of the Employee and Morry F. Rubin, of which it will pay to the Employee the aggregate sum of $940,000, as follows: $156,667 shall be paid on each January 1, April 1, July 1, and October 1, commencing on the first such day that occurs at least one month following the Effective Date and ending with the sixth such payment. Any tax liability incurred by Employee in respect of the payment hereunder shall be borne by him.

                  7. Release. The Company hereby releases the Employee and the Employee hereby releases the Company and its affiliates and its and their present and former stockholders, directors, officers, employees, agents, attorneys, successors and assigns (together, the "Company Released Parties"), from any and all claims that each of the Employee or the Company Released Parties has or may have arising in any way out of Employee's employment with the Company and service as Director and Chairman of the Board and the cessation thereof, including, but not limited to, any and all claims each of the Employee or the Company had, has or may have with respect to the Compensation. Notwithstanding the above, this provision is not intended to release any claims that may arise after the date Employee executes this Agreement, including claims to enforce this Agreement.

                  8. Retained Property. Employee represents that he has returned all property of the Company in his possession, including but not limited to credit cards, security key cards, telephone cards, car service cards, computer software or hardware, company identification cards, Company records and copies of records, correspondence and copies of correspondence and other books or manuals issued by the Company. Employee also warrants that he has no debts to or loans from the Company. Notwithstanding the foregoing, Employee shall have the right to retain (i) duplicate photocopies of books and records of the Company that do not fall within the category of "Confidential Information" (as defined below) and (ii) all personal property of the Employee located on the premises of the Company.

                  9. Confidentiality. Employee acknowledges that he has had and may in the performance of consulting services hereunder continue to have access to Confidential Information (as hereinafter defined) of the Company. Employee agrees not to disclose, communicate or divulge to, or use for the direct or indirect benefit of, any person (including Employee), firm, association or other entity (other than the Company or its affiliates) any Confidential Information. "Confidential Information" includes, but is not limited to, business methods, business policies, procedures, techniques, research or development projects or results, trade secrets (which Employee agrees include the Company's customer and prospective customer lists), pricing policies, business plans, computer software, intellectual property, and other such information not otherwise available to the general public, unless the information is disclosed to Employee without confidential or proprietary restriction by the Company or a third party who rightfully possesses the information (without confidential or proprietary restriction) and did not learn of it, directly or indirectly, from the Company. If any person (including any government employee) requests the disclosure or release of Confidential Information, Employee shall (i) promptly notify the Company of such request so that the Company may pursue any available remedies to prevent the disclosure or release of such Confidential Information and (ii) furnish the Company a copy of all written materials pertaining to such request for Confidential Information as the Company shall deem appropriate.

                  10. No Claims. Employee represents and warrants that he has not filed any charges, claims or complaints against the Company Released Parties, and he represents and warrants that he will not initiate or voluntarily participate or assist in any charge, claim, or complaint against the Company Released Parties, it being understood that this provision does not affect Employee's right to enforce this Agreement, or legal obligation, if any, to appear as a witness if subpoenaed for examination before trial or subpoenaed for trial or hearing or, if required, to provide information to the Equal Employment Opportunity Commission or to an equivalent state or local administrative agency in response to a demand for information.

                  11. Benefits Terminated. Employee acknowledges that he is not entitled to receive benefits from the Company other than as set forth in Section 3 of this Agreement, except for any vested benefits to which Employee is entitled in the Company's 401(k) Plan and except for any other benefits afforded Employee by applicable law.

                  12. No Inducements. Employee warrants that he is entering into this Agreement voluntarily, and that, except as set forth herein, no promises or inducements for this Agreement have been made, and he is entering into this Agreement without reliance upon any statement or representation by any of the Company Released Parties or any other person, concerning any fact material hereto.

                  13. Integration. This Agreement constitutes the entire agreement between the parties with respect to the subject matter hereof, and supersedes any and all prior agreements or understandings between the parties arising out of or relating to the Employee's employment and the cessation thereof. This Agreement may only be changed by written agreement executed by the parties.
                  14. Governing Law. This Agreement shall be governed by the laws of the State of New York, without giving effect to the conflicts of law principles thereof.

                  15. Counterparts. This Agreement may be executed in two or more counterparts, all of which shall be considered one and the same instrument and shall become effective when executed and delivered by each of the parties.

                  IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.


                                                     ATC GROUP SERVICES INC.

                                                       /s/ Nicholas J. Malino
                                                    --------------------------
                                                    By:    Nicholas J. Malino
                                                    Title: President


                                                     EMPLOYEE

                                                       /s/ George Rubin
                                                    --------------------------
                                                           George Rubin

                                                                   EXHIBIT 10.23

               SEVERANCE, CONSULTING AND NON-COMPETITION AGREEMENT

                  THIS SEVERANCE, CONSULTING AND NON-COMPETITION AGREEMENT (this "Agreement"), dated as of February 5, 1998 is by and between ATC Group Services Inc. with its principal office at 104 East 25th Street, 10th Floor, New York, New York 10010 (the "Company") and Morry F. Rubin, #22H, 1965 Broadway, New York, New York ("Employee").

                                    RECITALS

                  WHEREAS, Employee is employed by the Company as President and Chief Executive Officer;

                  WHEREAS, Employee is currently compensated at the rate of $300,000 per year with a bonus equal to 2.5% of the Company's pre-tax profits (in the aggregate, the "Compensation");

                  WHEREAS, the Employee desires to resign his employment with the Company as of the effective date of the proposed merger between Acquisition Holdings, Inc. or an affiliate thereof and the Company (the "Effective Date");

                  WHEREAS, the parties desire to set forth their respective rights and obligations in respect of Employee's resignation from the above positions; and

                  WHEREAS, the Company and Employee desire to enter into a consulting agreement as set forth herein.

                  NOW,   THEREFORE,   in  consideration  of  the  covenants  and
conditions set forth herein, the parties, intending to be legally bound, agree as follows:

                                    AGREEMENT

                  1. Resignation. Employee hereby resigns from his employment with the Company with effect on and as of the Effective Date. It is agreed by the parties that, on and as of the Effective Date, all rights and obligations of Employee and the Company with respect to such employment shall terminate.

                  2. Consulting Services. For a period of three (3) years after the Effective Date, Employee agrees to make himself available at reasonable times and locations (taking necessary account of Employee's business commitments) to perform consulting services as reasonably requested by the Company provided, (i) the Employee shall be given at least 48 hours prior written notice of the requested services, (ii) all such consulting services shall be rendered in The City of New

York and (iii) Employee shall not be required to devote more than 10 hours per month to the business of the Company. All consulting services rendered to the Company by Employee shall be performed as an independent contractor, and Employee shall not for any purpose be deemed to be an employee of the Company.

                  3. Benefits.

                  (a) Payment. In consideration of the agreements of Employee in Sections 1 and 2 hereof, and without diminution because of the ability or inability of Employee to perform any consulting services that may be requested by the Company, the Company agrees to pay Employee (or his assigns or, in the event of his death, his executor), on the Effective Date, the aggregate sum of $860,290, less applicable withholdings for federal, state and local taxes, as follows: $260,290 as a pro rata bonus for the fiscal year ending February 28, 1998 and $600,000 as a severance payment. Any tax liability incurred by Employee in respect of consideration received hereunder shall be borne by him.

                  (b) Health Insurance. For the three (3) year period commencing on the Effective Date, Employee and the members of his immediate family shall be entitled to participate in and receive benefits under: (i) ATC Management Inc.'s health coverage plan with Unicare or any health insurance plan subsequently adopted by the Company in its place; and (ii) the Executive Supplement Plan to ATC Management Inc.'s health coverage plan with Unicare as long as the Company is able to obtain coverage for Employee under the supplemental plan; provided, that, the Company shall use commercially reasonable efforts to maintain substantially similar coverage during the term of this Agreement. During such period, Employee shall pay all premiums, deductibles and other charges arising out of or associated with the coverage of Employee and his immediate family under the insurance plans described in clauses (i) and (ii) hereof; provided, that, such premiums, deductibles and other charges do not increase disproportionately for Employee as compared with other senior executives of the Company.

                  (c) Car Lease. On or about February 18, 1998, Employee shall return to the Company the BMW automobile leased by the Company and used by the Employee.

                  4. Expenses. All reasonable expenses incurred by Employee in connection with the provision of consulting services requested hereunder, including for airfare, hotel accommodations, meals and the like, shall be reimbursed by the Company within seven (7) days after presentation by Employee of receipts and other supporting documentation, provided that such expense had been approved in advance by the Company.

                  5. No Solicitation of Employees. Employee hereby represents and warrants that he has not solicited for employment or induced any person employed by the Company to terminate employment during the sixty-day period preceding the date hereof.

                  6. Covenant Not to Compete.

                  (a) Employee hereby covenants and agrees that Employee shall not, for a period of three (3) years after the Effective Date, alone or in conjunction with any other person or entity, whether as a principal, agent, stockholder, director, officer, manager, trustee, representative, employee, executive or consultant or in any other capacity, for whatever reason, directly or indirectly: (i) compete or assist any person or entity in competing with the Company in all aspects of the business as conducted by the Company on the Effective Date in any manner in the United States, except as permitted in clauses (iii) and (iv) below; provided, that, upon written notice by the Company of Employee's breach of this Section 6(a)(i), Employee shall have 10 (ten) business days from the date of notice to cure any such breach; (ii) request or cause any person employed by the Company on or after the date hereof to terminate employment; (iii) compete or assist any person or entity in competing with ATC InSys Technology Inc. ("InSys") or 3D Information Services Inc. ("3D") or assist any person or entity in competing with InSys or 3D anywhere within the legal boundaries of the State of New Jersey; or (iv) solicit on behalf of himself or any other person or entity, within The City of New York, any of the following customers of InSys: (A) J.P. Morgan & Co. Incorporated, (B) Merrill, Lynch & Co. (C) The Long Island Rail Road Co. and (D) The Chase Manhattan Bank; provided, however, that the immediately preceding clause (iv) shall apply only to products or services that are competitive with those of InSys. This Section 6 shall not be deemed to prohibit the Employee from owning up to 5% of the outstanding voting securities of any issuer whose securities are listed or traded on a U.S. national stock exchange, the Nasdaq National Market System or a comparable foreign exchange or system.

                  (b) If the scope of any restriction contained in this Agreement is too broad to permit enforcement of such restriction to its fullest extent, then such restriction shall be enforced to the maximum extent permitted by law, and Employee hereby consents and agrees that such scope may be judicially modified accordingly in any proceeding brought to enforce such restriction. Employee acknowledges and agrees that the covenants contained herein are necessary for the protection of the Company's legitimate business interests and are reasonable in scope and content. Employee further acknowledges and understands that the remedy at law for any breach by him of this Section 6 will be inadequate, and that the damages flowing from such breach are not readily susceptible to being measured in monetary terms. Accordingly, it is acknowledged that upon Employee's violation of any provision of this Section 6, the Company shall be entitled to immediate injunctive relief and may obtain a temporary order restraining any threatened or further breach. Nothing in this Section 6 shall be deemed to limit the Company's remedies at law or in equity for any breach by Employee of any of the provisions of Section 6 which may be pursued or availed of by the Company.

                  (c) The Company is concurrently entering into a Severance, Consulting and Non-Competition Agreement with George Rubin containing covenant not to compete arrangements substantially identical with those of this Section 6, except that the applicable period is four years (the "Other Agreement"). It is of material significance to the Company that these arrangements are being entered into with both the Employee and George Rubin simultaneously and that they will be enforced on a joint basis. Accordingly, it is understood that the obligations of the Company and the Employee pursuant to this Section 6 and those of the Company and George Rubin pursuant to Section 6 of the Other Agreement are to be construed jointly, such that any breach by the Employee or George Rubin of their respective non-compete agreements will be considered a breach by both, and any default by the Company under either agreement will be considered a default by the Company under both this Agreement and the Other Agreement.

                  (d) The Company has agreed to pay an aggregate total of $4,700,000 in consideration of the joint covenants not to compete of the Employee and George Rubin, of which it will pay to the Employee the aggregate sum of $3,760,000, as follows: (i) $1,379,422 shall be paid on the Effective Date; and (ii) $396,763 shall be paid on each January 1, April 1, July 1, and October 1, commencing on the first such day that occurs at least one month following the Effective Date and ending with the sixth such payment. Any tax liability incurred by Employee in respect of the payment hereunder shall be borne by him.

                  7. Release. The Company hereby releases the Employee and the Employee hereby releases the Company and its affiliates and its and their present and former stockholders, directors, officers, employees, agents, attorneys, successors and assigns (together, the "Company Released Parties"), from any and all claims that each of the Employee or the Company Released Parties has or may have arising in any way out of Employee's employment with the Company and service as Director and the cessation thereof, including, but not limited to, any and all claims each of the Employee or the Company had, has or may have with respect to the Compensation. Notwithstanding the above, this provision is not intended to release any claims that may arise after the date Employee executes this Agreement, including claims to enforce this Agreement.

                  8. Retained Property. Employee represents that he has returned all property of the Company in his possession, including but not limited to credit cards, security key cards, telephone cards, car service cards, computer software or hardware, company identification cards, Company records and copies of records, correspondence and copies of correspondence and other books or manuals issued by the Company. Employee also warrants that he has no debts to or loans from the Company. Notwithstanding the foregoing, Employee shall have the right to retain (i) duplicate photocopies of books and records of the Company that do not fall within the category of "Confidential Information" (as defined below) and (ii) all personal property of the Employee located on the premises of the Company.

                  9. Confidentiality. Employee acknowledges that he has had and may in the performance of consulting services hereunder continue to have access to Confidential Information (as hereinafter defined) of the Company. Employee agrees not to disclose, communicate or divulge to, or use for the direct or indirect benefit of, any person (including Employee), firm, association or other entity (other than the Company or its affiliates) any Confidential Information. "Confidential Information" includes, but is not limited to, business methods, business policies, procedures, techniques, research or development projects or results, trade secrets (which Employee agrees include the Company's customer and prospective customer lists), pricing policies, business plans, computer software, intellectual property, and other such information not otherwise available to the general public, unless the information is disclosed to Employee without confidential or proprietary restriction by the Company or a third party who rightfully possesses the information (without confidential or proprietary restriction) and did not learn of it, directly or indirectly, from the Company. If any person (including any government employee) requests the disclosure or release of Confidential Information, Employee shall (i) promptly notify the Company of such request so that the Company may pursue any available remedies to prevent the disclosure or release of such Confidential Information and (ii) furnish the Company a copy of all written materials pertaining to such request for Confidential Information as the Company shall deem appropriate.

                  10. No Claims. Employee represents and warrants that he has not filed any charges, claims or complaints against the Company Released Parties, and he represents and warrants that he will not initiate or voluntarily participate or assist in any charge, claim, or complaint against the Company Released Parties, it being understood that this provision does not affect Employee's right to enforce this Agreement, or legal obligation, if any, to appear as a witness if subpoenaed for examination before trial or subpoenaed for trial or hearing or, if required, to provide information to the Equal Employment Opportunity Commission or to an equivalent state or local administrative agency in response to a demand for information.

                  11. Benefits Terminated. Employee acknowledges that he is not entitled to receive benefits from the Company other than as set forth in Section 3 of this Agreement, except for any vested benefits to which Employee is entitled in the Company's 401(k) Plan and except for any other benefits afforded Employee by applicable law.

                  12. No Inducements. Employee warrants that he is entering into this Agreement voluntarily, and that, except as set forth herein, no promises or inducements for this Agreement have been made, and he is entering into this Agreement without reliance upon any statement or representation by any of the Company Released Parties or any other person, concerning any fact material hereto.

                  13. Integration. This Agreement constitutes the entire agreement between the parties with respect to the subject matter hereof, and supersedes any and all prior agreements or understandings between the parties arising out of or relating to the Employee's employment and the cessation thereof. This Agreement may only be changed by written agreement executed by the parties.

                  14. Governing Law. This Agreement shall be governed by the laws of the State of New York, without giving effect to the conflicts of law principles thereof.

                  15. Counterparts. This Agreement may be executed in two or more counterparts, all of which shall be considered one and the same instrument and shall become effective when executed and delivered by each of the parties.

                  IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

                                                     ATC GROUP SERVICES INC.


                                                         /s/ Nicholas J. Malino
                                                     --------------------------
                                                     By:     Nicholas J. Malino
                                                     Title:  President


                                                     EMPLOYEE

                                                         /s/ Morry F. Rubin
                                                     --------------------------
                                                                  Morry F. Rubin

                                                                   EXHIBIT 10.24

                                    AGREEMENT
                              FOR SALE AND PURCHASE
                               OF BUSINESS ASSETS


                  This AGREEMENT (the "Agreement"), dated the 18th day of August, 1997, is entered into by and among ATC GROUP SERVICES INC., a Delaware corporation with its principal office at 104 East 25th Street, New York, New York 10010 (the "Purchaser"); SMITH TECHNOLOGY CORPORATION, a Delaware corporation with its principal office at 3501 Jamboree Road, Suite 304, Newport Beach, CA 92660 ("Smith"); BCM ENGINEERS INC., a Delaware corporation with its principal office at One Plymouth Meeting, Plymouth Meeting, PA 19462 ("BCMD"); BCM ENGINEERS INC., a Pennsylvania corporation with its principal office at One Plymouth Meeting, Plymouth Meeting, PA 19462 ("BCMP"); BCM ENGINEERS INC., an Alabama corporation with its principal office at 63 South Royal Street, Suite 200, Mobile, AL 36633 ("BCMA"); and BCM ENGINEERS INC., a West Virginia corporation with its principal office at One Plymouth Meeting, Plymouth Meeting, PA 19462 ("BCMWV") (Smith, BCMD, BCMP, BCMA, and BCMWV are collectively referred to as the "Sellers").

                  The Purchaser desires to purchase certain business assets of Sellers in exchange for cash and other consideration as hereinafter provided, and Sellers desire to effect such asset purchase through sale in accordance with the covenants and terms of this Agreement.


                         I. SALE AND PURCHASE OF ASSETS

                  1.01 Basic Terms of Sale and Purchase of Assets

                  On the basis of the representations, warranties, covenants and agreements in this Agreement and subject to the terms and conditions of this
Agreement:

                  (a) At Closing, Sellers agree to sell, convey, assign, deliver and transfer to Purchaser, and Purchaser agrees to acquire, accept and purchase from Sellers, all of the properties and assets of Sellers, tangible and intangible, personal, real and mixed, known or unknown, vested or contingent, which constitute Sellers' Engineering Division (the "Engineering Division"), which includes all of the assets of Sellers based in or out of Sellers' Burlington, New Jersey, Dallas, Texas, Fairhope, Alabama, Fort Walton, Florida, Gulfport, Mississippi, Jackson, Mississippi, Meridian, Mississippi, Mobile, Alabama, Modesto, California, Norristown, Pennsylvania, Panama City, Florida, Pascagoula, Mississippi, Pittsburgh, Pennsylvania, Pleasanton, California,


                                   -1 of 49 -

Pocono Summit, Pennsylvania, Sandia Laboratories, New Mexico, and Washington, D.C., offices and Sellers' assets used primarily by or associated primarily with the Engineering Division at Sellers' Plymouth Meeting, Pennsylvania, Livonia, Michigan, and Mt. Prospect, Illinois offices. The Engineering Division consists of the operations of Sellers engaged in the functions of (i) testing, (ii) consulting, (iii) engineering, (iv) design, (v) project management and (vi) training. For purposes of defining what assets are to be conveyed as assets of the Engineering Division under this 1.01(a), the Engineering Division does not include the operations and assets, regardless of function or service fields, of Sellers' Denver, Colorado and Porter, Indiana offices. The assets to be sold and purchased under this Agreement are all of the Engineering Division assets of all of the Sellers (the Engineering Division assets to be purchased by Purchaser from Sellers, whether or not itemized below, are collectively referred to as the "Purchased Assets"). The Purchased Assets do not include those assets of Sellers excluded by 1.01(d). The Purchased Assets include, but are not necessarily limited to:

                  (1) All of the Engineering Division's supply inventory, including but not limited to field supplies, laboratory supplies, office supplies, processing supplies, labeling supplies, packing and shipping materials and selling and promotional materials.

                  (2) All of Seller's right, title and interest in the telephone and fax numbers set forth on Schedule 1.01(a)(2). Purchaser shall have the exclusive right to apply for changes in such numbers or in their location.

                  (3) All of the Engineering Division's fixed assets, including all furniture, fixtures, vehicles, office, field and production equipment, including computer equipment, and inventory (Schedule 1.01(a)(3) sets forth a substantially complete list of all fixed assets of the Engineering Division).

                  (4) All of Sellers' interest in real property leases which are assumed as Assumed Liabilities (as defined in 1.02) ("Assumed Premises Leases") and all rights to pre-payments, deposits and leasehold improvements pertaining to the Assumed Premises Leases. The Assumed Premises Leases are listed on Scheduled 1.02. Sellers' real property leases other than Assumed Premises Leases are referred to as "Non-Assumed Premises Leases."

                  (5)  All  right,  title  and  interest  in  and  to all of the
         Engineering Division's customer contracts and agreements, whether written or oral ("Customer Contracts") and customer business arrangements and relationships. At Closing, Sellers shall deliver all of the Customer Contracts by surrendering


                                   - 2 of 49 -
         possession of them to Purchaser at closing at their then current location.

                  (6) All right, title and interest in (i) all subcontracts of the Engineering Division (the "Subcontracts"); and (ii) all contracts of the Engineering Division other than Customer Contracts or Subcontracts which are assumed by Purchaser as Assumed Liabilities by inclusion on Schedule 1.02 ("Assumed Contracts").

                  (7) All of Sellers'  right,  title,  and interest in the names
         "BCM Engineers Inc.," "BCM," and any other names or any customarily utilized portion or abbreviation thereof, either alone or in conjunction with other words, utilized as business names by Sellers primarily in connection with the Engineering Division's operations; and all right, title and interest in any trademarks, logos, service marks, the goodwill associated therewith and all registrations and applications in connection with such names. As set forth with particularity in 4.09(d), Smith also grants Purchaser a one (1) year limited license to use the names "Smith Technology Corporation,"
         "Reidel Environmental Services Inc.," and "Canonie Environmental Services Corp." on a transitional basis to enable Purchaser to use, obtain the benefits from, including payment, and effect the transfer of, the Purchased Assets. Purchaser agrees to indemnify Smith pursuant to 1.03 for Third Party Claims against Sellers arising from Purchaser's use of such names or for any breach by Purchaser of the limitations on use contained in 4.09(d).

                  (8) At Sellers'  election,  either  originals or copies of the business records of the Engineering Division, including all such business records of Sellers pertaining to the Purchased Assets or the Assumed Liabilities as Purchaser reasonably determines are necessary to enable Purchaser to obtain possession of and title to the Purchased Assets, to realize the value of and benefits from the Purchased Assets, to carry out its obligations under the Assumed Liabilities and to conduct the business associated with the Purchased Assets and Assumed Liabilities ("Records"). The Records include (but are not necessarily limited to) documents of title, accounting records, job files, invoices, correspondence, sales records, technical records, customer, records and other data and records relating to sales, customers, the Purchased Assets and the Assumed Liabilities, and include those which exist on paper, on film, tape, videotape or other storage media and on any and all electronic media such as computer hard drives, diskettes or magnetic tape. The Records do not include any of the financial records of Sellers or records not primarily related to the Engineering Division, but Purchaser shall have access to such records under 4.06. Sellers shall deliver the Records located at premises which are Assumed Premises Leases


                                   - 3 of 49 -
         at Closing (as defined in 6.01) at their then current location and the Records located at Sellers' other offices or premises promptly as such times, from time to time, after Closing and at Purchaser's sole expense, as records in Sellers' possession are reasonably determined by Purchaser to constitute Records as defined in this section. In conjunction with the delivery of the Closing ED Financial Statements, Sellers shall deliver to Purchaser a copy of the job and financial accounting computer systems back-up tapes for the Engineering division as of the Effective time.

                  (9) All of Sellers' right, title, interest or proprietary interest claims in and to any patents or unpatented proprietary technology or processes primarily used by or sold or licensed to third parties by the Engineering Division (listed on Schedule 1.01(a)(9)).

                  (10) All of Sellers' right, title, interest or proprietary interest claims in and to all copyrights used primarily by or sold or licensed to third parties by the Engineering Division (listed on Schedule 1.01(a)(10)) and all reports, forms, archives, data bases, studies, methods, research, technical and other books, manuals, videos, scripts, recordings, training materials, journals, handbooks, and all other intellectual property in whatever form primarily used by the Engineering Division, whether or not copyrighted or proprietary to Sellers.

                  (11) All of Sellers' right, title, interest or proprietary interest claims in and to any and all business or technical computer software associated primarily with, primarily used by or sold by the Engineering Division and all system manuals and supporting materials related to such software (each such software system is listed on
         Schedule 1.01(a)(11)); provided that any such software for which any Seller is obligated to pay royalties, lease payments or license fees or which contains assignability restrictions shall be acquired by Purchaser only to the extent assumed as an Assumed Liability.

                  (12) Sellers' complete Engineering Division customer list(s), prospect contract list(s) or log(s), order backlog and proposals outstanding and under development. At Closing, Sellers shall deliver their list(s) or data base(s) of all known past (within previous three years) and current Engineering Division customers or clients and the Engineering Division's sales prospect contact list(s), data base(s) or log(s), to the extent that such lists, data bases or logs are presently stored and available on Sellers' current data management systems, whether manual or electronic. At Closing, Sellers will also provide as
         Schedule 1.01(a)(12) a detail of its order backlog. This schedule will include the customer's


                                   - 4 of 49 -
         name, project name, order amount, amount billed to date and backlog amount.

                  (13) Sellers' vendor list applicable to the Engineering Division and all of Sellers' right, title and interest in contracts with vendors which are assumed by Purchaser as Assumed Liabilities.

                  (14) All accounts receivable and all unbilled work in process (whether or not such work in process has been booked as revenue or included on any schedule) attributable to services performed by or contracts of the Engineering Division, including associated retainages. The aging report of accounts receivable recorded on the Interim ED Balance Sheet (see 2.03) shall be provided at Closing as Schedule 1.01(a)(14)(i). An aging report of the work in process recorded on the Interim ED Balance Sheet shall be provided at Closing as Schedule 1.01(a)(14)(ii). Final aging reports of both accounts receivable and work in process, current to the Effective Time and including all accounts receivable and work in process recorded on the Closing ED Balance Sheet, shall be delivered in connection with the Closing ED Financial Statements (see 1.01(b)(4) and 2.03).

                  (15) All deposits, bonds, bond collateral, proceeds, refunds, and prepaid expenses (including any refunds thereof) associated with the Purchased Assets, the Assumed Premises Leases, the Assumed Equipment Leases or the Assumed Liabilities (listed on Schedule 1.01(a)(15)).

                  (16) All of Sellers' right, title and interest in those specific personal property leases assumed as Assumed Liabilities ("Assumed Equipment Leases").

                  (17) To the extent assignable, all licenses, permits, accreditations, registrations, approvals and the like of governmental agencies and other licensing or accrediting entities used exclusively or primarily by the Engineering Division.

                  (18) The real estate set forth on Schedule 1.01(a)(18) to the extent that Purchaser accepts the conveyance thereof following its environmental due diligence with respect thereto (the "Purchased Real Estate"). Upon Purchaser's request after Closing, Sellers will deliver a recordable special warranty deed for each parcel of Purchased Real Estate.

                  (19) All right to the Sellers' lock box no. 35053 maintained with Chase Manhattan Bank of New York for receipt and deposit of the Engineering Division's collections, proceeds and other cash receipts.


                                   - 5 of 49 -

                  (20) The Marion Bank claim.

                  Sellers agree to use their best efforts to provide complete information on the schedules provided for in this 1.01(a) on the date provided. However, the omission of any item shall not operate to exclude the omitted item from the sale, delivery and assignment thereof (except in those cases where the asset is to be acquired only to the extent a coupled liability is to be assumed as an Assumed Liability in which case it will be deemed included only if the liability is specifically assumed as an Assumed Liability), and the omission of any item shall abridge neither Sellers' obligation to deliver possession and title thereto nor Purchaser's obligation to pay the purchase price provided Purchaser acquires actual possession and beneficial ownership of the omitted item.

                  (b) As consideration for the Purchased Assets and the other promises, agreements, warranties, and covenants hereof, the Purchaser shall:

                  (1) Pay to Smith at Closing the sum of Five Million Four Hundred Twenty-Five Thousand Five Hundred Thirty-Nine Dollars ($5,425,539). Such payment shall be paid by wire transfer of immediately available funds to the accounts in the amounts specified by Sellers in Schedule 1.01(b)(1).

                  (2) At closing,  deliver to Smith a six (6) month conditional, non-negotiable promissory note in the form of Exhibit 1.01(b)(2) (the "Note") evidencing Purchaser's obligation to pay to Smith the sum of Two Million Seven Hundred Fifty Thousand Dollars ($2,750,000), with no interest thereon, payable on the date seven (7) days after the date six
         (6) months after the Closing Date (the seven day delay is to enable the parties to settle the accounts receivable and work in process collection adjustment set forth below). The Note shall be subject to the condition that Purchaser shall have available to it the right of set-off against payments to be made under the Note in accordance with the provisions of 1.04, including specifically the right of set-off for uncollected accounts receivable and work in process (see 2.06 and 4.01) and for any other purpose for which the right of set-off may be exercised under 1.04, but not including any right of set-off for any overstatement of Adjusted Equity Value on the Interim ED Balance Sheet (including any reduction in Adjusted Equity Value which occurs between the Interim ED Balance Sheet and the Closing ED Balance Sheet) which shall be adjusted in accordance with 1.01(b)(3), (4) and (5). Purchaser acknowledges that the Note will be assigned to Sellers' senior lender, The Chase Manhattan Bank, pursuant to a collateral assignment of even date herewith, subject to Purchaser's set-off rights in 1.04 hereof.


                                   - 6 of 49 -

                  (3) Conditionally assume at Closing those Closing ED Balance Sheet liabilities of the Sellers related to the Engineering Division, in an aggregate amount not to exceed Four Million Three Hundred One Thousand Dollars ($4,301,000), which are set forth on Schedule 1.012(b)(3) (the "Assumed Balance Sheet Liabilities"). The aggregate amount of, and the specific liabilities included in, the Assumed Balance Sheet Liabilities shall be adjusted, and Scheduled 1.01(b)(3) shall be revised accordingly, to reflect the difference between the Adjusted Equity Value of the Engineering Division on the Interim and Closing ED Balance Sheets in accordance with 1.01(b)(4).

                  (4) Within ten (10) days following the Closing Date, Sellers shall provide to Purchaser the Closing ED Financial Statements (as defined in 2.03). Any disagreements between Purchaser and Sellers concerning the Engineering Division's final Adjusted Equity Value as shown on the Closing ED Balance Sheet shall be resolved in accordance with 2.03(c) during the twenty (20) day period thereafter. At such time as the Closing ED Balance Sheet has been finally determined between the parties within thirty (30) days after Closing, a final adjustment to the amount of Assumed Balance Sheet Liabilities to be assumed under 1.01(b)(3) shall be made and Schedule 1.01(b)(3) shall be amended to reflect such adjustment, equal to the amount, if any, by which the Engineering Division's Adjusted Equity Value as of the Effective Time as set forth on the finally determined Closing ED Balance Sheet exceeds or is less than the warranted Adjusted Equity Value set forth on the Interim ED Financial Statements, net of any set-off for such purpose taken by Purchaser against the Short Term Note under 1.01(b)(5). If the Engineering Division's Adjusted Equity Value as of the Effective Time is less than the Interim ED Balance Sheet value, the aggregate amount of Assumed Balance Sheet Liabilities assumed by Purchaser shall be reduced by such difference less any amount which Purchaser has elected to take as a set-off for such purpose against the Short Term Note as provided in 1.01(b)(5)(B). If the Adjusted Equity Value is greater than the Interim ED Balance Sheet value, the aggregate amount of Assumed Balance Sheet Liabilities assumed by Purchaser shall be increased by such difference. Purchaser shall have the right to select which Closing ED Balance Sheet liabilities are added to or deleted from Schedule 1.01(b)(3) to reflect the adjustment effected by this paragraph.
         Purchaser shall be given credit for any Assumed Balance Sheet Liabilities which it discharges prior to the amendment of Schedule 1.01(b)(3).

                  (5)  At   Closing,   deliver  to  Smith  a  thirty   (30)  day
         conditional, non-negotiable promissory note in the form of Exhibit 1.01(b)(5) (the "Short Term Note") evidencing Purchaser's obligation to pay to Smith the sum of Two Hundred Thousand Dollars ($200,000), with interest thereon at


                                   - 7 of 49 -
         the Chase Manhattan Bank prime rate as of the Closing Date, payable on the date thirty (30) days after the Closing Date. The Short Term Note shall be subject to the condition that Purchaser shall have available to it the right of set-off against payments to be made under the Short Term Note for:

                         (A) Any payment which Purchaser elects to make on behalf of Sellers of any liability of the Engineering
                  Division: (i) which is not set forth as an account payable of the Engineering Division on Schedule 1.01(b)(5) (Schedule 1.01(b)(5) is the ledger of trade accounts payable included as liabilities of the Engineering Division recorded on the Interim ED Balance Sheet); (ii) which is not an Assumed Liability; and (iii) which Sellers do not pay within seven (7) days after being requested by Purchaser in writing to do so in accordance with 4.14; or

                         (B) The amount, if any, by which the Engineering Division's Adjusted Equity Value as of the Effective Time as set forth on the finally determined Closing ED Balance Sheet is less than the Interim ED Balance Sheet value, determined in accordance with 1.01(b)(4), to the extent that Purchaser elects to take such adjustment as a set-off against the Short Term Note instead of a reduction in Assumed Balance Sheet Liabilities.

                  Purchaser acknowledges that the Short Term Note will be assigned to Sellers' senior lender, The Chase Manhattan Bank, pursuant to a collateral assignment of even date herewith, subject to Purchaser's set-off rights in this 1.01(b)(5).

                  (c) The purchase price shall be allocated to the Purchased Assets by agreement of the parties as set forth on Schedule 1.01(c), with final adjustments to conform to the Closing ED Balance Sheet made by agreement between the parties within 45 days after Closing.

                  (d) The Purchased Assets will not include the following (collectively, the "Excluded Assets"):

                         (1) All  cash  bank  accounts  or cash  equivalents  of
                  Sellers on hand on the Closing Date, except as provided in 1.01(a)(15).

                         (2) All insurance  policies of the Sellers,  in respect
                  of the Purchased Assets or otherwise.

                         (3) Sellers' interest in that certain Technical Services Agreement dated May 1, 1993, between Schlumberger Technology Corporation and Canonie Environmental Services
                  Corp., including the right of any proceeds, accounts receivable, claims for payment or other rights arising from or related to such agreement.


                                   - 8 of 49 -

                         (4) All  rights of Sellers  arising  from or related to
                  the lawsuit filed in the Superior Court of California, County of Alemeda, Case No. V-013711-1 against Locus Technologies, Neno Duplancic and other unidentified defendants.

                         (5) Any permits, licenses, agreements, leases, instruments, contracts and contract rights which would be Purchased Assets but for this 1.01(d)(5), but which require the consent, approval, novation or waiver of a third person if the transfer of such would constitute a breach of such contract or a violation of any law and if such consent, approval, novation or waiver is not obtained, provided, however, that the benefits of any such agreement, lease, instrument, contract or contract right, including the right to payment arising therefrom, shall nevertheless constitute Purchased Assets to the extent that such benefits can be afforded to Purchaser by means of the covenants set forth in 4.09, 6.02(1) and 7.02 or any other covenant of this Agreement whose purpose is to assure to Purchaser the benefits of the Purchased Assets for which Purchaser is paying the consideration provided for in this Agreement.

                         (6) All of Seller's assets of every type and description which are not primarily used by or related to the Engineering Division.
                         (7) All real estate  owned or leased by Sellers  except
                  for any: (i) owned real estate expressly itemized on Schedule 1.01(a)(18) as a Purchased Asset; or (ii) interests in leased real estate which are Assumed Premises Leases.

                         (8) All claims of Sellers,  including  those related to
                  the Engineering Division, arising prior to the Effective Time, except for the Marion Bank claim (the "Retained Claims").

                         (9) All  rights in former  accounts  receivable  of the
                  Engineering Division which were charged off prior to the Effective Time.

                         (10)  Deposits,  pre-payments,   fixtures,  and  tenant
                  improvements associated with Non-Assumed Leases.

                         (11) Records related to Sellers'  pending or threatened
                  litigation, proceedings, investigations or claims.

                         (12) All of Sellers' recorded goodwill.

                         (13) Sellers'  computer network  equipment and licensed
                  network software, including those components used by the Engineering Division prior to Closing.


                                   - 9 of 49-

                         (14)  All  of  Sellers'   leased   real  and   personal
                  properties other than those assumed by Purchaser as Assumed Premises or Assumed Equipment Leases.

                  1.02  Liabilities of Seller and Purchaser

                  (a)  Purchaser  has not,  and shall not be  construed to have, assumed, adopted or taken over any obligations, debts, liabilities or responsibilities of Sellers whatsoever, including (but not limited to) liabilities for local, state or federal taxes, except for: (i) the liabilities itemized on Schedule 1.02; (ii) the Assumed Balance Sheet Liabilities set forth on Schedule 1.01(b)(3) as adjusted; and (iii) such future (i.e. post-Effective
Time) performance as is obligated under the terms and conditions of those Customer Contracts or Subcontracts which constitute Purchased Assets (collectively the "Assumed Liabilities"). Purchaser shall use its diligent efforts to secure the assignment to Purchaser or novation of contracts which are Assumed Liabilities. Purchaser shall be free to seek the amendment or renegotiation of terms of Customer Contracts, Subcontracts or Assumed Liabilities in its sole discretion provided that Purchaser shall indemnify Sellers from any adverse effect on Sellers arising from such actions. Purchaser shall cooperate with Sellers in attempting to obtain the release and waiver or settlement of claims of parties under the Customer Contracts in favor of Sellers for any damages or losses alleged to have been incurred by such parties arising from performance prior to the Effective Time. Notwithstanding Purchaser's acceptance of a Customer Contract and the obligation of future performance, Sellers, as their interests are defined by such contracts or by law (which shall not be altered or enlarged with respect to third parties by virtue of this Agreement), shall retain responsibility and liability, except as such are expressly assumed as Assumed Liabilities, for all obligations, performance and liability due, occurring or accruing under all Customer Contracts or Subcontracts prior to the Effective Time, with Purchaser assuming all responsibility and liability for obligations and performance due and performed after the Effective Time and all liabilities arising out of such post-Effective Time performance.

                  (b) Except for the Assumed Liabilities, Sellers agree, jointly and severally, to retain or assume full liability and responsibility for satisfaction of all of Sellers' debts or liabilities of any kind, whether known or unknown, fixed or contingent, including any and all liability for trade payables and other accounts payable, federal, state or local taxes, employment taxes, tort or contract claims, and employee compensation, benefits or claims.

                  (c) The disclosure by Sellers of any liability or any item or matter that creates a liability in the future on the schedules to this Agreement or otherwise shall not result in an assumption by, or shifting to, Purchaser of liability with respect to such matter


                                  - 10 of 49 -
except to the extent that Purchaser has expressly agreed to the assumption of such liability as an Assumed Liability.

                  1.03 Indemnity Against Liabilities, etc.

                  (a) Sellers, jointly and severally, agree to indemnify and hold harmless the Purchaser, its subsidiaries, their employees and their successors against and in respect of any and all:

                  (1) Claims, suits, actions, proceedings (formal or informal), governmental investigations, judgments, deficiencies, set-offs, damages, settlements, liabilities, and reasonable legal and other expenses (including reasonable attorneys' fees) as and when incurred arising out of or based upon any breach of any representation, warranty, covenant, or agreement of Sellers or any person other than Purchaser contained in this Agreement or any of the Related Agreements;

                  (2) Debts or liabilities of any kind and claims, liens, set-offs, suits, actions, and proceedings (formal and informal) of persons or entities and related judgments, deficiencies, damages, settlements, set-offs, liens, liabilities, and legal and other expenses (including reasonable attorneys' fees) as and when incurred arising (i) out of the Purchased Assets or the business associated therewith prior to the Effective Time except to the extent expressly assumed by Purchaser as Assumed Liabilities or (ii) out of or based upon the acts, omissions, contractual performance or conduct of the business of Sellers whether before or after the Effective Time, except to the extent expressly assumed by purchaser as Assumed Liabilities; and

                  (3) Any loss, damage or cost for which Sellers or any of them have agreed to indemnify Purchaser under any provision of this Agreement or any Related Agreement.

                  (b) Purchaser agrees to indemnify and hold harmless Sellers, their affiliated corporations, their employees and their successors, against and in respect of any and all:

                  (1) Claims, suits, actions, proceedings (formal or informal), governmental investigations, judgments, deficiencies, set-offs, damages, settlements, liabilities, and reasonable legal and other expenses (including reasonable attorneys' fees) as and when incurred arising out of or based upon any breach of any representation, warranty, covenant, or agreement of Purchaser contained in this Agreement or any of the Related Agreements;

                  (2) Debts or liabilities of any kind and claims, liens, set-offs, suits, actions, and proceedings (formal and informal) of persons or entities and related judgments, deficiencies,


                                  - 11 of 49 -
         damages, settlements, set-offs, liens, liabilities, and reasonable legal and other expenses (including reasonable attorneys' fees) as and when incurred arising (i) out of the Purchased Assets or the business associated therewith after the Effective time, except for Sellers' debts or liabilities not expressly assumed by Purchaser as Assumed Liabilities; (ii) out of or based upon the acts, omission, contractual performance or conduct of the business of Purchaser whether before or after the Effective Time; or (iii) out of the Assumed Liabilities after the Effective Time; and

                  (3) Any loss, damage or cost for which Purchaser has agreed to indemnify Sellers or any of them under any provision of this Agreement or any Related Agreement.

                  (c) If any party to be indemnified hereunder (the "indemnitee") receives notice of the assertion of any claim or of the commencement of any action or proceeding by any entity who is not a party to this Agreement or an affiliate of such party (a "Third Party Claim") against such indemnitee, against which any person or entity that may be required to provide indemnification therefor under this Agreement (the "indemnitor"), the indemnitee will give such indemnitor reasonably prompt written notice thereof after receipt of such notice of such Third Party Claim in reasonable detail, and will indicate the estimated amount, if reasonably practicable, of the loss that has been or may be sustained by the indemnitee. The indemnitor will have the right to participate in or, by written notice to the indemnitee no later than thirty (30) calendar days after receipt of the above-described notice of such Third Party Claim, to elect to assume the defense of such Third Party Claim at such indemnitor's own expense and by such indemnitor's own counsel, and the indemnitee will cooperate in good faith in such defense. If within the 30 calendar days set forth in this paragraph, an indemnitee receives written notice from an indemnitor that such indemnitor has elected to assume the defense of any Third Party Claim, the indemnitor will not be liable for any legal expenses subsequently incurred by the indemnitee in connection with the defense thereof (except as provided in this paragraph or paragraph (d) or (f) below). The indemnitee will, however, have the right to participate in the defense of any Third Party Claim assisted by counsel of its own choosing at its own expense. If the indemnitee has not received written notice within such thirty (30) calendar day period that the indemnitor has elected to assume the defense of such Third Party Claim, the indemnitee may, at its option, elect to settle, subject to paragraphs (e) and (f), or assume such defense, assisted by counsel of its own choosing, the cost of which shall constitute an indemnified loss.

                  (d) An indemnitor shall not be entitled to control, and the indemnitee shall be entitled to have sole control over, the defense or settlement of any claim against such indemnitee to the extent


                                   -12 of 49 -
that (i) such claim seeks an order, injunction or other equitable relief against the indemnitee which if successful, could reasonably be expected to materially interfere with the business, operations, assets or condition (financial or otherwise) of the indemnitee or (ii) such claim arises out of a Customer Contract and seeks recovery against both Sellers and Purchaser under circumstances subjecting the claim to liability and indemnity apportionment under paragraph (j)(1) of this section, in which event indemnitor and indemnitee shall have control over their respective defenses.

                  (e) Without the prior written consent of the other, indemnitor will not enter into any settlement of any Third Party Claim or cease to defend against such claim, if pursuant to or as a result of such settlement or cessation: (i) injunctive or other equitable relief would be imposed against the indemnitee; or (ii) such settlement or cessation would lead to liability or create any financial or other obligation on the part of the indemnitee for which it is not entitled to or is unlikely to receive full indemnification hereunder (exclusive of the Indemnity Deductible, or any portion thereof). Indemnitor shall not consent to the entry of any judgment or enter into any settlement that does not include as an unconditional term thereof the giving by the claimant or plaintiff to each indemnitee of a release from all liability in respect of such claim.

                  (f) If a firm offer is made to settle a Third Party Claim and either indemnitor or indemnitee desires to accept and agree to such offer, such party will given written notice to the other to that effect. If the other party fails to consent to such firm offer within 30 calendar days after its receipt of notice, the party desiring to so settle may continue to contest or defend such Third Party Claim and, in such event: (i) if the party desiring to settle is the indemnitor, the maximum liability of the indemnitor as to such Third Party claim will not exceed the amount of such settlement offer, plus costs and expenses paid or incurred by the indemnitee through the end of such 30-day period to the extent otherwise indemnifiable hereunder; or (ii) if the party desiring to settle is the indemnitee, the indemnitee is participating in the defense of such Third Party Claim at its cost and the final judgment or settlement is equal to or greater than the firm offer, the indemnitee's costs and expenses incurred after such 30-day period shall constitute an indemnified loss.

                  (g) Any claim by an indemnitee for indemnification other than indemnification against a Third Party Claim (a "Direct Claim") will be asserted by giving the indemnitor reasonably prompt written notice thereof, and the indemnitor will have a period of 15 calendar days within which to respond in writing to such Direct Claim. If the indemnitor does not so respond within such 15 calendar day period, the indemnitor will be deemed to have rejected such claim, in which event the indemnitee will be free to pursue


                                  - 13 of 49 -
such remedies as may be available to the indemnitee under this Agreement.

                  (h) With regard to claims for which indemnification is payable hereunder, such indemnification shall be paid by the indemnitor promptly upon
(i) the entry of a judgment against the indemnitee and the expiration of any applicable appeal period; (ii) the entry of an unappealable judgment of final appellate decision against the indemnitee; or (iii) a settlement permitted under
1.03. In the event that the indemnitee has taken a provisional set-off against amounts due to the indemnitor for the indemnified claim pursuant to 1.04(c) and the amount finally determined to be payable as provided in this paragraph is less than the amount so set-off, the excess shall thereupon be payable to the indemnitor together with interest on such excess at the Chase Bank prime rate quoted for the date on which the payment against which the set-off was taken would have otherwise been due. This provision shall not apply to Purchaser's set-off rights against the Note for uncollected accounts receivable and work in process and against the Short Term Note for Purchaser's payment of unscheduled accounts payable under 1.01(b)(5) which shall be governed by 1.04 and 1.01(b)(5), respectively, and shall be finally determined in accordance with the procedure set forth for resolution of accounting issues in 2.03.

                  (i) If the Purchaser is the indemnitee, payment of an indemnification claim shall first be made by a set-off against the principal amount of the Note remaining unpaid, subject to paragraphs (j)(3) and (5) of this section.

                  (j) The parties' respective indemnity obligations hereunder shall be further subject to the following:

                  (1) In the event any contracting party of a Customer Contract (other than Purchaser) asserts any claim for damages, failure or inadequacy of performance, breach of warranty or breach of contract relating to the Customer Contract and such claim is founded on allegations of breach of contract, negligence or other legal fault of both a Seller and Purchaser, then, and in that event, Purchaser and Sellers indemnification obligations contained herein shall apply only to the extent of their respective actual comparative negligence or other legal fault as determined by the dispute resolution procedures set forth in this Agreement, by a court or by agreement of the parties. A determination of liability on the part of Purchaser based upon the assignment or novation to, or undertaking of performance by, Purchaser of any Customer Contract or based upon successor liability or similar theory shall not constitute legal fault of the Purchaser, it being the intention of this section to apportion liability to the party whose act or omission was actually responsible for creating the liability.


                                  - 14 of 49 -

                  (2) Except with respect to claims arising from performance under Customer Contracts prior to closing or claims of breach of any contract by any Seller prior to Closing, rights to indemnification pursuant to 1.03(a) hereof shall survive Closing for a period of thirty
         (30) months. Rights to indemnification for claims arising from any Seller's performance under any Customer Contract or breach of contract by any Seller prior to Closing shall survive for a period of six (6) years after the date of the making of the contract. All such non-excepted claims for indemnification hereunder shall be forever barred unless made by notifying the Sellers in writing of such claim within the time period set forth in this paragraph.

                  (3) The Sellers' and Purchaser's respective indemnity obligations hereunder shall be limited to: (i) individual losses, claims, etc. having a value of $2,500.00 or more (an "Indemnified Claim"); and (ii) losses, claims, etc. after the first $100,000.00, in the aggregate, of Indemnified Claims (the "Indemnity Deductible"), in which event only the aggregate amount of Indemnified Claim(s) in excess of the Indemnity Deductible shall be subject to indemnification hereunder. Sellers shall not be responsible for any loss or claim to the extent that a reserve exists therefor on the Closing ED Balance Sheet and remains available. The following are not subject to either the Indemnified Claim threshold or the Indemnity Deductible and are covered from the first dollar over the reserved amount: (iii) Sellers' warranty that accounts receivable and recorded work in process recorded on the Closing ED Balance Sheet, net of reserves, will be collected as specified in 2.06(a); (iv) Sellers' warranty that there are no unearned billings or receipts net of reserves for such purpose as set forth in 2.06(a) and 2.07(b); (v) Sellers' warranty that both the Interim and Closing Balance Sheets correctly stated tangible net equity for the Engineering Division as of the Effective Time; (vi) Sellers' warranty that Hazardous Materials have been removed from the Assumed Premises Leases and Purchased Real Estate prior to Closing; (vii) Sellers' covenants to pay unrecorded accounts payable of the Engineering Division under 4.14 and to pay insurance premiums under 4.12; and
         (viii) Purchaser's covenant to make payments required in the ordinary course under Assumed Balance Sheet Liabilities or leases assumed as Assumed Liabilities.

                  (4) The terms "loss" or "cost" as used in 1.03(a) include corrective services performed by Purchaser (including its subcontractors) to remedy a deficiency in Sellers' performance under any contract for the performance of services by a Seller to the extent that Purchaser reasonably determines: (i) that such corrective services are in fact necessary to remedy a defective performance by a Seller; and (ii) that Purchaser


                                  - 15 of 49 -
         must perform such corrective services in order to preserve its relationship with (x) any customer under a Customer Contract or other engagement for services having remaining billings of $20,000 or more in excess of the cost of such corrective services, (y) any pre-existing customer from which Purchaser accrued revenue in excess of $30,000 within the previous year or (z) any customer from which the Engineering Division accrued more than $50,000 in revenue in either of the two years prior to Closing. corrective services performed by Purchaser at the request of Sellers shall not be subject to any threshold.

                  (5) The maximum aggregate liability of the Sellers for indemnification under this Agreement and set-offs under 1.04 and 1.01(b)(5), exclusive of liability covered by Sellers' insurance coverage for any indemnified claim, shall be equal to Two Million Seven Hundred Fifty Thousand Dollars ($2,750,000) (the "Maximum Aggregate Indemnity Amount"), and the obligations of the Sellers for indemnification hereunder will terminate when the Maximum Aggregate Liability Amount has been paid or set-off, except that if Purchaser exercises set-off rights against the Note and the Short Term Note in excess of $1,250,000 in the aggregate for uncollected accounts receivable and work in process and for payments of unrecorded accounts payable, the maximum aggregate liability of the Sellers for indemnification shall nevertheless be equal to $1,500,000 for other indemnified matters regardless of the amount set-off for the foregoing purposes.

                  (6) To the extent that an indemnitee actually receives proceeds of insurance or any other recovery of amounts claimed as an indemnified loss or cost hereunder, the indemnification obligation of the indemnifying party shall be reduced to the extent of the net insurance proceeds or other recovery received by the indemnitee. If the amount of any indemnifiable loss at any time subsequent to the making of a payment in respect thereof (an "indemnity Payment") is reduced by recovery, settlement or otherwise under or pursuant to any insurance coverage, or pursuant to any claim, recovery, settlement or payment, the amount so received will be promptly repaid by the indemnitee to the indemnitor, together with interest thereon from the date of payment thereof at a rate equal to the then current prime rate.

                  (7) Upon making any Indemnity Payment, the indemnitor will, to the extent of such Indemnity Payment, be subrogated to all rights of the indemnitee against any third party that is not an affiliate of the indemnitee in respect of the loss to which the Indemnity Payment relates. Without limiting the generality or effect of any other provision hereof, each such indemnitee and indemnitor will duly execute upon request all


                                  - 16 of 49 -
         instruments which fairly reflect, and are reasonably necessary to evidence and perfect, the above-described rights.

                  (8) Sellers and Purchaser, or any indemnitee claiming under them, shall each give the other prompt notice as provided in this section of any allegedly indemnified item incurred, asserted or threatened on the basis of which an indemnitee intends to seek indemnification from an indemnitor as provided herein; provided, however, that the obligation of an indemnitor shall be reduced for the failure to give notice at any particular time only to the extent that the indemnitor has been actually prejudiced thereby.

                  (9) The indemnity agreements contained in this Agreement shall inure only to the benefit of Purchaser and Sellers, respectively (and their respective subsidiaries, affiliates employees and successors to the extent they are indemnitees), and shall not be for the benefit of any other person or entity. These indemnity provisions shall not be construed to abrogate the corporate liability shield as provided by law, to extend a right of action to any third party not otherwise available, or to enlarge the underlying liability of any indemnitor or indemnitee to any third party.

                  (k) Notwithstanding any other provision contained in this Agreement to the contrary, neither Sellers nor Purchaser shall have any liability to the other or to any other indemnitee under this Agreement, or under any Related Agreement, document or instrument delivered pursuant to this Agreement, or in connection with the transactions contemplated hereby or thereby, for any indirect, consequential or incidental damages of any kind or nature. The following shall not constitute indirect, consequential or incidental damages: (i) amounts that an indemnitee is required to pay to a Third Party even if such amounts are for indirect, incidental or consequential damages sustained by such Third Party; or (ii) attorneys' fees and defense costs and expenses for which a right to indemnification is provided in this 1.03.

                  (l) The indemnification obligation of an indemnitor shall be adjusted so as to give credit to the indemnitor for any tax benefits available to the indemnitee by virtue of or as a result of the matter for which the indemnitee is being indemnified (net of tax detriments resulting to the indemnitee by virtue of such indemnification).

                  (m) Purchaser and Sellers each agree that the remedies provided to each party in this 1.03 shall be the sole and exclusive remedies of such party (or any person claiming by or through such party) for breach, misrepresentation or default by the other party under or with respect to this Agreement or any Related Agreement except for the following: (i) the parties shall be entitled to equitable remedies with respect to matters where an equitable remedy is


                                  - 17 of 49 -
provided in this Agreement or where such relief is available under principles of equity generally; and (ii) the parties shall not be limited as to remedy under circumstances constituting fraud in the inducement.

                  1.04 Rights of Set-Off

                  (a) Without limiting such other rights as it may have at law or equity or by agreement, the Purchaser shall have the right, subject to the procedures of this 1.04, to set off against, and withhold from, any payment otherwise due to Sellers under the Note: (i) the amount of any account receivable or work in process which is a Purchased Asset and is determined to be uncollected pursuant to 2.06(a) and 4.01; (ii) any amount for which Purchaser is entitled to an indemnification payment as provided in 1.03 (subject to the limitations of 1.03(j)(3) and 1.03(j)(5)); and (iii) as provided in paragraph
(c) below. In-kind goods or services provided by Purchaser for which Purchaser would be entitled to set off if paid by Purchaser in money shall be valued at Standard Rates (as defined in 4.11).

                  (b) Without limiting such other rights as they may have at law or equity or by agreement, Sellers shall have the right, subject to the procedures of this 1.04, to set off against, and withhold from, any payment otherwise due to Purchaser under this Agreement or under any Related Agreement any amount for which Sellers are entitled to an indemnification payment under
1.03 (subject to the limitations of 1.03(j)(3) and 1.03(j)(5)); and (iii) as provided in paragraph (c) below. In-kind goods or services provided by a Seller for which Sellers would be entitled to set off if paid by Sellers in money shall be valued at Standard Rates (as defined in 4.11).

                  (c) Subject to the procedures set forth below, but only with respect to Third Party Claims, it shall not be necessary that a Third Party Claim or a threatened Third Party Claim has resulted in actual damage to a party having set-off rights under this section for the party to exercise its set-off rights under this section, but rather such party shall have the right to provisionally withhold payment to cover the future effects of any Third Party Claim or threatened Third Party Claim pending actual conclusion of the matter, provided that the party asserting the right of set-off for a threatened Third Party Claim shall have produced sufficient objective evidence of facts and sufficient supporting legal authority for a competent, experienced attorney to conclude that:

                  (1) A written notice of the claim or threatened claim has been received by the party seeking to withhold;

                  (2) Either the loss-threatening event has occurred or there is a substantial probability that it will occur;


                                  - 18 of 49 -

                  (3) There is a substantial probability that the occurrence or probable occurrence will cause a loss;

                  (4) An action to hold the party liable for the loss could withstand a motion to dismiss or a motion for summary judgment;

                  (5)  There  is  a  substantial   probability  that  the  loss,
         including associated attorneys' fees and costs of defense, will be as great as the amount asserted for set-off;

                  (6) Either there is a substantial issue as to whether an available insurance policy provides coverage for the claim or there is a substantial potential that the insurance coverage available will not be adequate in amount to pay the portion of the loss asserted as a set-off; and

                  (7) If the set-off is not asserted at the present time, insufficient funds will remain subject to set-off following the next payment to enable the asserting party to protect its interests.

                  If (i) any of the above findings becomes no longer true, (ii) a formal proceeding has not been commenced with respect to such Third-Party
Claim within one (1) year after the notice of intent to set off, (iii) settlement negotiations are not actively in progress to resolve such Third Party Claim after one (1) year from the notice of intent to set off, or (iv) such loss or damage does not in fact occur, then upon the earlier to occur of such events such party shall then pay the withheld amount to the other party together with interest on such amount from the payment due date at the Chemical Bank prime rate in effect on the due date for such payment.

                  (d) Purchaser may not set off any amounts under this section except to the extent that any reserve recorded on the Closing Balance Sheet for such liability or class of liabilities is not available or is inadequate to cover the asserted amount.

                  (e) If the parties have a dispute involving the exercise of set-off rights, including any issue as to insurance coverage or liability exposure, then within ten (10) days, Sellers and Purchaser shall confer in good faith in an effort to resolve the dispute. If the parties are unable to agree within thirty (30) days after the issue is first asserted, then such issue shall be submitted to non-binding mediation as provided in 7.15. Pending agreement or determination of a charge against available reserves and/or a set-off, the amount asserted for set-off may be withheld by the asserting party (subject to the provisions of paragraph (c) above) and shall not constitute a breach or default under this Agreement, provided that the withholding is reasonable as to amount and is undertaken in good faith with a reasonable belief as to the entitlement to the set-off.


                                  - 19 of 49 -

                  II. REPRESENTATIONS AND WARRANTIES OF SELLER

                  As a material inducement to Purchaser to enter into this Agreement, Sellers represent and warrant to Purchaser as follows:

                  2.01 Organization and Qualification

                  (a) Sellers are each corporations which are validly existing under the laws of their state of incorporation with the full corporate power and authority to enter into contracts, to sell their assets and to perform the other agreements and covenants as provided in this agreement. Sellers are authorized to do business and are in good standing in each jurisdiction in which the Engineering Division maintains an office or is required to be qualified except where the failure to be so qualified could not reasonably be expected to have a material adverse effect on the Engineering Division. Schedule 2.01(a) lists each such jurisdiction in which the Engineering Division maintains an office and Sellers are authorized to do business. Sellers will not be, as a result of executing and performing this Agreement and related agreements, in violation or breach of, or in default with respect to, any term of their respective certificates of incorporation, by-laws or other charter documents.

                  (b) Sellers have no subsidiary or affiliated corporations or entities other than those listed on Schedule 2.01(b).

                  2.02 Capitalization and Shareholder Action

                  Except as set forth on Schedule 2.02, the stock or equity interests of Sellers are not encumbered or restricted in any way or subject to any agreement that will interfere with this transaction, affect Purchaser's title to or beneficial use of the Purchased Assets or subject Purchaser to liability to any stockholder. Stockholder approval of this sale of assets either has been duly obtained prior to Closing or is not required by law or under Sellers' respective certificates or articles of incorporation or by-laws.

                  2.03 Financial Condition

                  (a) Sellers have delivered to the Purchaser and attached hereto as Schedule 2.03 true and correct copies of the following: (i) audited balance sheets, statements of income, statements of retained earnings, and statements of cash flow of Smith or its predecessors for the fiscal year ended February 28, 1995, and the seven months ended September 30, 1995; (ii) unaudited balance sheet, statement of income, statement of retained earnings and statement of cash flow of Smith for the fiscal year ended September 30, 1996; (iii) unaudited selected balance sheet accounts and statements of income for the Engineering Division for the twelve


                                  - 20 of 49 -

(12) months ended September 30, 1996; (iv) unaudited selected balance sheet accounts and statements of income for the Engineering Division for the ten (10) months ended July 31, 1997 (the "Interim ED Financial Statements"). Within ten
(10) days following the Closing Date, Sellers shall provide (v) final unaudited selected balance sheet accounts ("Closing Balance Sheet") and statements of income, retained earnings and cash flows of Sellers for the period beginning
October 1, 1996, and ending on the Effective Time (the "Closing Financial Statements"); and (vi) final unaudited balance sheet ("Closing ED Balance Sheet") and statements of income, retained earnings and cash flows of the Engineering Division for the period beginning October 1, 1996, and ending on the Effective Time (the "Closing ED Financial Statements").

                  (b) The Smith financial statements referred to in 2.03 have been prepared in accordance with generally accepted accounting principles ("GAAP") consistently applied throughout the periods involved. The balance sheet and financial statements of the Engineering Division have been prepared consistent with the accounting principles used in preparing the financial statements of Smith for contemporaneous periods and are representative of stand-alone financial statements except as follows: corporate costs were not allocated; there were no footnote disclosures; intercompany accounts were excluded; common area maintenance was excluded; cash was excluded; shutdown expenses for Norristown laboratory facility were excluded; $542,000 of accounts payable was excluded in exchange for the addition of a $542,000 employment agreement liability; legal expenses were excluded. Purchaser and Sellers have agreed to the value for fixed assets on the Interim ED Balance Sheet, and there shall be no post-Closing adjustment for fixed assets.

                  (c) Purchaser's in-house and independent accountants shall be afforded free and full access to the non-proprietary working papers and records used by Sellers' independent accountants and the working papers and records used by Sellers' in-house accountants in conducting their audits and in preparing their audited financial statements and unaudited Interim and Closing Financial Statements. If there is a difference of opinion between the two accounting firms as to the general acceptability of any of the accounting principles followed in connection with preparing or reviewing the unaudited Interim or Closing ED Financial Statements, the respective accountants shall immediately confer in an effort to resolve such differences. If the firms are unable to resolve a difference involving Closing Financial Statements delivered after Closing, the difference shall be resolved by submitting the dispute to a third firm of accountants who shall summarily decide the issue following a conference among the three firms at which the parties' respective accounting firms shall each be afforded the opportunity to present its position and the evidence supporting such position.

                  2.04 Tax and Other Liabilities


                                  - 21 of 49 -

                  (a) Sellers have filed all payroll and other federal, state, local and foreign tax returns required to be filed by them and have duly paid the trust portion of all employee-related taxes and have duly paid or established adequate reserves for the proper payment of all taxes and other governmental charges which may in any way result in a Lien on or claim against the Purchased Assets or on Purchaser's other assets or a liability or claim of liability against Purchaser for such taxes. Except for any specifically Assumed Liabilities for taxes, Purchaser shall incur no liability, cost or expense in connection with Sellers' federal, state, local or employee-related taxes, including any cost or expense arising from investigations, audits, proceedings or actions taken by taxing authorities.

                  (b) Sellers have paid or will pay all Sellers' expenses, taxes (except sales taxes), and other liabilities, resulting from the preparation of, or the transactions contemplated by, this Agreement. These costs will not be assumed by Purchaser except to the extent they are included on the Closing ED Balance Sheet and expressly assumed as Assumed Balance Sheet Liabilities.

                  (c) Except for the  Assumed  Liabilities,  Sellers  retain and
Purchaser will incur no liability as a result of environmental conditions associated with any acts, omissions, or real property ownership, leasing or use by Sellers prior to the Effective Time.

                  2.05 Litigation and Claims

                  (a) Except as set forth on Schedule 2.05: (i) there is no material litigation, arbitration, claim, governmental or other proceeding (formal or informal), or investigation pending or, to the knowledge of Sellers, threatened (or any basis therefor known to Sellers) which, if adversely determined, could reasonably be expected to have a material adverse effect on the Engineering Division or the Purchased Assets; (ii) within the last two years, the Engineering Division has not been subject to any union activity or organized labor dispute; (iii) Sellers are not in violation of, or in default with respect to, any law, rule, regulation, order, judgment, or decree, including any environmental laws or regulations which could reasonably be expected to have a material adverse effect on the Engineering Division taken as a whole. Schedule 2.05 shall set forth, among other matters, all past (previous three years) and current material citations, violations, fines, judgments, decrees, orders, consent decrees or orders, and pending proceedings of any type arising out of the alleged violation of any federal, state or local criminal, bidding or procurement, environmental, health and safety, licensing or labor law or regulation or out of alleged deficiencies, negligence, intentionally wrongful act or breach of contract in the performance of services known to Sellers.


                                  - 23 of 49 -

                  (b) Purchaser will incur no liability, loss or cost as a result of claims, proceedings or litigation arising from Sellers' alleged acts or omissions.

                     2.06 Accounts Receivable and Properties

                  (a) All accounts receivable and work in process of the Engineering Division recorded on the Closing Balance Sheet are set forth on the agings delivered in connection with the Closing Financial Statements, will have arisen from valid transactions in the ordinary course of Sellers' business and will be collected by Purchaser, net of reserves for uncollectible accounts, within six (6) months of the Closing Date utilizing reasonable and customary collection procedures (i.e. measures such as legal action, referral to outside collection agency or mechanics lien shall not be required of Purchaser to conform to this standard). All accounts receivable and work in process of the Engineering Division recorded on the Closing ED Balance Sheet were fully earned as of the Effective Time, net of the reserve for billings in excess (no account receivable or work in process entry represents a prebilling except to the extent an allowance is reserved for it). 4.01 sets forth certain covenants of the parties with respect to the collection of accounts receivable.

                  (b) Except as disclosed on Schedule 2.06(b), each physical asset whose value is recorded on the Closing ED Balance Sheet will be in fully operational condition as of the Effective Time (except for normal wear and tear which is not such as to affect their operability).

                  (c) Except as noted on Schedule 2.06(c), no parcel of the Purchased Real Estate nor any property covered by any Assumed Premises Lease is encumbered by any liability arising from the presence of Hazardous Materials or pollutants on such property. Purchaser will incur no liability as a result of environmental conditions associated with any Purchased Real Estate, Assumed Premises Lease, or real property ownership, leasing or use by Sellers prior to the Effective Time.

                  2.07 Contracts and Other Instruments

                  (a) The Customer Contracts delivered at Closing pursuant to 1.01(a)(5) are all of the Customer Contracts of the Engineering Division.
Schedule 2.07(a) or the other schedules to this Agreement set forth a true and correct listing of all material contracts, other than Customer Contracts and contracts with subcontractors, to which any Seller is a party for the use or benefit of the Engineering Division, including material leases and licenses and all supply, distribution, agency, financing or other arrangements and understandings. Any of the foregoing not


                                  - 23 of 49 -
disclosed on the other schedules to this Agreement are listed on Schedule 2.07(a). For purposes of this 2.07(a) only, "material contract" means a contract, including Customer Contracts, which provides for the provision or purchase of goods or services in excess of $20,000 per annum or requires performance by Seller for a period of more than twelve months. With respect to Customer Contracts, "material arrangement or understanding" includes any relationship between Seller and any customer or group of related customers, whether formalized by binding written contract or not, from which Sellers derived more than $50,000 in the twelve months preceding the Closing Date. Neither Sellers nor, to Sellers' knowledge, any other party to any material contract, agreement, instrument, lease, or license is now or is expected by Sellers as of Closing to be in the future in violation or breach of, or in default with respect to complying with, any material provision thereof, and to Sellers' knowledge, each such material contract, agreement, instrument, lease, or license is in full force and is the legal, valid, and binding obligation of the parties thereto and is enforceable as to them in accordance with its terms, except as disclosed on Schedule 2.07(a). Neither any Seller nor, to Sellers' knowledge, any other party to any material contract, arrangement or understanding has given notice of termination or taken any action inconsistent with the continuance of such material contract, arrangement or understanding.

                  (b) Except for situations disclosed on Schedule 2.07(b) and for the cost of correction of which an adequate reserve is or will be recorded on the Closing ED Balance Sheet as a liability: all services rendered and products supplied by the Engineering Division prior to the Effective Time have been in conformity with the scope of performance defined by the contract or arrangement, and to the reasonable satisfaction of the customer; no curative or corrective work, replacements or payments are necessary to render such performance legally or contractually sufficient; and all costs for performance completed prior to Closing shall have been duly recorded as liabilities on the Closing ED Balance Sheet. Billings by Sellers on each Customer Contract to be acquired by Purchaser as a Purchased Asset shall not, as of the Effective Time, have constituted a greater percentage of total allowable billings under such contract than the percentage of work performed prior to the Effective Time shall have constituted of total work to be performed under such contract.

                  (c) Sellers enjoy peaceful and undisturbed possession under all Assumed Premises Leases and licenses under which the Engineering Division is operating. No Seller is a party to or bound by any contract, agreement, instrument, lease, license, arrangement, or understanding, or subject to any charter or other restriction, which, to the knowledge of Sellers, could reasonably be expected to have a material and adverse affect on the Purchased Assets or the operations or business of the Engineering Division. Sellers have no contract, agreement, lease, license, arrangement, or


                                  - 24 of 49 -
understanding related to, or which could reasonably be expected to have a material adverse effect upon, the Purchased Assets or Purchaser's title thereto or the operations of the Engineering Division with, any shareholder, any director, officer, or employee of any Seller, or any other corporation or enterprise in which any Seller, or any shareholder, any director, officer, or employee of any Seller, has a five percent (5%) or greater equity or voting or other substantial interest, other than such contracts and agreements as so listed and specified on Schedule 2.07(c). There exists no contract, agreement, right or understanding material to the business of the Engineering Division which is in the name of any principal, officer, director, shareholder or any other person or entity other than a Seller except as disclosed and so identified on Schedule 2.07(c).

                  (d) The backlog schedule provided as Schedule 1.01(a)(12) is correct to Sellers' knowledge as of the Effective Time, and, to Sellers' knowledge, the backlog items listed on such schedule all represent actual commitments by customers for the performance of services by the Engineering Division which are either actual contractual commitments or actual written or verbal communications of commitment received by a Seller from the customers to hire a Seller for the performance of such services in such amounts as are shown on the schedule.

                     2.08 Employees and Employee Liabilities

                  Except for the Assumed Liabilities and as provided in 4.04 hereof, Purchaser will not incur any liability to any governmental authority, to any third person (including employee benefit plans of Sellers or to or on behalf of Sellers' employees, any of which arise out of the employees' employment with Sellers, out of the employees' participation in any employee benefit plans of Sellers or out of Sellers' acts or omissions (as distinguished from Purchaser's acts or omissions, including without limitation its decision to hire or not hire any particular employee of Sellers), including (but not limited to) any liability: under ERISA or the Internal Revenue Code; for obligations to, or arrangements with employees for wages, salary, bonuses, incentive compensation, vacation pay, severance pay, insurance, or other benefits; for employee-related taxes; for personal injury or property damage; or for discrimination, harassment, or wrongful discharge under federal, state or local laws.

                  2.09 Patents, Trademarks, Copyrights, etc.

                  Sellers neither own, nor have pending or are licensed under any patent, patent application, trademark, trademark application, trade name, service mark, copyright, franchise, or other intangible property or asset used by or sold or licensed to others by the Engineering Division and material to the Engineering Division's operations ("Intangibles"), other than as described in the


                                  - 25 of 49 -

Schedules to 1.01(a) or on Schedule 2.09, all of which are in good standing and uncontested. Except as disclosed on such schedules, no person other than Sellers owns any interest in any such Intangible.

                  2.10 Questionable Payments and Activities

                  Except to the extent assumed as an Assumed Liability, Purchaser will not be subject to any action, proceeding or liability or any debarment or other limitation on bidding or contracting and will not incur any costs in connection with ethics or contractor integrity rehabilitation programs as a result of any investigation or proceeding by a governmental agency based upon any bribe, ethics violation, or improper conduct by Sellers or persons for whose acts or omissions Sellers are responsible.

                  2.11 Authority to Sell

                  Sellers have all requisite corporate power and authority to execute, deliver, and perform this Agreement. All necessary corporate proceedings of Sellers, including all shareholder notice and approvals required by law or the certificates or articles of incorporation or by-laws of Sellers, have been or as of the Closing Date will have been duly taken to authorize the execution, delivery, and performance of this Agreement by Sellers. This
Agreement has been duly authorized, executed, and delivered by Sellers, constitutes the legal, valid, and binding obligation of Sellers, and is enforceable as to them in accordance with its terms, except as enforceability may be limited by applicable equitable principles or by bankruptcy, insolvency, reorganization, moratorium, or similar laws affecting the enforcement of creditor's rights generally. No consent, authorization, approval, order, license, certificate, or permit of or from, or declaration or filing with, any governmental authority, court or other tribunal or entity or individual is required by Sellers for the execution, delivery, or performance of this Agreement by them. The execution, delivery, and performance of this Agreement will not materially violate or result in a breach of any term of the certificate of incorporation, by-laws or other charter document of any Seller or violate, result in a breach of, or conflict with any law, rule, regulation, order, judgment, or decree binding on any Seller or to which any of their operations, business, properties, or assets are subject.

                  2.12 Fictitious Names

                  Schedule 2.12 sets forth each fictitious name utilized by Sellers within the past two years.

                     2.13 Absence of Undisclosed Liabilities


                                  - 26 of 49 -

                  Except as set forth in the schedules to this Agreement or the Closing ED Balance Sheet, Sellers have no obligations or liabilities of any kind, fixed, accrued or contingent which would materially affect the value of the Purchased Assets or Purchaser's title to the Purchased Assets or the business associated therewith.

                  2.14 Assets Free and Clear of Liens

                  Except as set forth on Schedule 2.14,  Sellers have,  prior to
Closing, good title to all of the Purchased Assets, free and clear of all liens, mortgages, security interests, pledges, charges, encumbrances, shareholders' agreements, or claims (collectively, "Liens"). Except for the Assumed Liabilities or as set forth on Schedule 2.14, at Closing the Purchased Assets will be free and clear of all Liens, and Sellers will have procured and delivered at or prior to the Closing proof of release and satisfaction of each and every Lien which is not assumed as an Assumed Liability or, but only to the extent that Purchaser consents in writing thereto at or prior to Closing, Sellers will have procured the written agreement of the holder of any such Lien to so release its Lien(s) as soon as the preparation and filing of the release can be completed, not to exceed ten (10) days after the Closing. Upon the Closing, Purchaser will have good title to the Purchased Assets, free and clear of all Liens except those expressly assumed as Assumed Liabilities.

                  2.15 Hazardous Materials - Lab and Field Samples

                  Prior to the Effective Time, Sellers have disposed of or moved to locations which are not Assumed Premises Leases or Purchased Real Estate: (i) all hazardous substances, pollutants or contaminants (as those terms are defined in 42 U.S.C. 9601 or under any similar, applicable state or local law); (ii) all petroleum wastes; (iii) all asbestos-containing materials, except for those incorporated in building materials in premises; (iv) all obsolete, discarded or off-specification laboratory or other commercially packaged chemicals or nuclear source materials (but not unconsumed laboratory chemicals, nuclear source materials which are components of equipment or other commercially packaged supplies conveyed as Purchased Assets and currently used in the Engineering Division's business); and (v) all laboratory or field samples upon which work has been completed prior to Closing (collectively "Hazardous Materials"). The foregoing warranty applies to all Hazardous Materials which, if not so disposed of or moved (vi) would be located in or on the Purchased Real Estate or in premises to be assumed by Purchaser under the Assumed Premises Leases or (vii) would be in the possession of the Engineering Division; or for which (viii) the Engineering Division could be held responsible for the care, custody or disposal.


                                  - 27 of 49 -

                III. REPRESENTATIONS AND WARRANTIES OF PURCHASER

                  As a material inducement to Sellers to enter into this Agreement, Purchaser represents and warrants as follows:

                  3.01 Organization and Good Standing

                  Purchaser is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware, and duly qualified to engage in business in the state of Pennsylvania, with full power and authority to enter into and perform each of the transactions contemplated by this Agreement.

                  3.02 Execution and Performance Authorized

                  This Agreement and all other documents and agreements contemplated hereunder have been duly executed and delivered by the Purchaser, such execution and delivery and the consummation by Purchaser of the transactions contemplated hereunder have been duly authorized by all necessary corporate action, and no further action is required by law, its corporate charter, by-laws or otherwise to authorize all action to be taken by Purchaser with respect to this Agreement and the consummation of the transactions contemplated hereunder. The Agreement and the other documents contemplated hereunder are binding and are enforceable against Purchaser in accordance with their terms, except as enforceability may be limited by applicable equitable principles or by bankruptcy, insolvency, reorganization, moratorium, or similar laws affecting the enforcement of creditors' rights generally.

                  3.03 Absence of Litigation

                  Except as set forth on Schedule 3.03, there is no action, lawsuit, proceeding or investigation of any kind or nature pending or threatened against Purchaser before any court, tribunal or administrative agency or board which might, individually or in the aggregate, materially and adversely (i) affect Purchaser's solvency or its ability to perform hereunder, or (ii) render any one or more of the transactions contemplated hereunder void or voidable.

                  3.04 No Other Default

                  The execution and delivery of this Agreement by Purchaser and the consummation of the transactions contemplated hereunder will not conflict with or violate or require any consent under and will not result in any breach or termination of Purchaser's corporate articles, by-laws or minutes or any agreement to which Purchaser is a party or by which any of its property is subject or by which it is bound, except for the agreements set forth on Schedule
3.04 for which Purchaser has obtained such waivers or consents as are required by such agreements.


                                  - 28 of 49 -

                  3.05 Permits and Filings

                  There is no requirement applicable to Purchaser to make any filing with, or to obtain any permit, authorization, consent or approval of any third party or any governmental or other regulatory authority as a condition of the lawful consummation of the transactions contemplated under this Agreement.

                  3.06         Absence of Lien

                  Except for the conditions specified elsewhere in this Agreement, the monies to be paid by Purchaser under 1.01 shall be paid by Purchaser and received by Sellers free and clear of any lien, charge or encumbrance arising out of any agreement or instrument to which Purchaser is subject or by which their properties are bound.

                  3.07 Solvency

                  At the Closing and after payment of the purchase price as required under 1.01, Purchaser will be and will remain solvent under all applicable federal and state laws and regulations. Purchaser also agrees that it will not intentionally cause its business to be conducted in a manner that results in its becoming insolvent; provided, however, that consistent with the foregoing, this covenant shall not restrict the future business decisions of Purchaser which relate to the Purchased Assets or the business associated therewith.

                  3.08 Corporate Documents

                  Purchaser has furnished to Sellers its certificate of incorporation and a certificate of good standing in Delaware and a good standing certificate evidencing Purchaser's qualification as a foreign corporation in good standing in Pennsylvania, each dated within thirty (30) days of the Closing.

                  3.09 Disclosure of Discovered Facts

                  Prior to Closing, Purchaser shall have disclosed to Sellers the existence of any facts discovered by Purchaser in the course of its due diligence which would render any of Sellers' representations or warranties materially untrue as of Closing.


                                  IV. COVENANTS

                  In addition to the other covenants of this Agreement, Sellers and Purchaser agree as follows:


                                  - 29 of 49 -

                  4.01 Collection of Accounts Receivable

                  (a) In the event that any account receivable or work in process which is a Purchased Asset and subject to 2.06(a) has not been collected by Purchaser within six (6) months, Purchaser may deem such account receivable or work in process to be uncollectible and transfer such account receivable or work in process to Sellers by written notice within seven (7) days after the end of such six (6) month period. Accounts or work in process may also be deemed uncollectible by agreement of the parties as provided in 4.01(c) and shall thereupon be transferred to Sellers. Purchaser may recover from the Sellers the amount of any such uncollected accounts and work in process, net of the reserve for such purpose on the Closing ED Balance Sheet, by set-off against the Note under 1.04.

                  (b) Purchaser shall provide Sellers with a monthly aging report of the purchased accounts receivable and work in process together with contact log summary of problem accounts. If at any time Purchaser determines that measures in addition to Purchaser's customary collection procedures (e.g. measures such as mechanics lien, legal action or referral to collection agency) should be employed on a specific account to obtain collection, Purchaser shall notify Sellers in writing of the measures proposed to be taken. If Sellers agree in writing that the proposed extraordinary measures should be taken or if Sellers themselves deem such action to be necessary without notice from Purchaser, Sellers shall notify Purchaser in writing of their agreement to such measures. Sellers' agreement to the taking of extraordinary collection measures shall constitute their agreement to having the reasonable cost of such measures actually incurred, first charged against the reserve for uncollectible accounts and the excess, if any, set off under 1.04.

                  (c) At any time the parties may by mutual written agreement deem an account uncollectible, Purchaser shall re-assign it to Sellers and charge it off of available reserves and set off the excess, if any. Purchaser shall not unreasonably deny such request. Such request by Sellers for reassignment shall constitute Sellers' agreement to a reduction in the reserve for uncollectible accounts by such amount or, to the extent that the remaining reserve balance is thereby exceeded, to a set-off in such excess amount, which Purchaser shall exercise at the time of its payment on the Note.

                  (d) Purchaser agrees to use its best efforts to bill all work in process which is a Purchased Asset as soon as is possible under the contract giving rise to the work in process and within the administrative capabilities of Purchaser in the transition after Closing. Within 30 days after Closing, Purchaser shall deliver an opening ledger of work in process billings which documents amount billed on each account, amounts charged off as unbillable and amounts for which billing is not yet possible or has not yet been completed. Within 10 days after its receipt of such ledger, Sellers shall object to any of Purchaser's determinations that all


                                  - 30 of 49 -
or a portion of any work in process account is not billable or is not yet able to be billed.

                  (e) The parties agree to confer in good faith to resolve any disputes concerning the covenants set forth in 4.01, and if a dispute cannot be so resolved, to follow the procedure set forth in 2.03(c) for resolution of disputes involving accounting issues to determine the matter.

                  4.02 Public Statements

                  Before Sellers or Purchaser shall release any information concerning this Agreement or the transactions contemplated by this Agreement which is intended for or may result in public dissemination thereof, they shall cooperate with the other party hereto and shall furnish drafts of all documents or proposed oral statements for comments, and shall not release any such information without the written consent of the other party hereto. Nothing contained herein shall prevent Purchaser or Sellers from making any release or furnishing any information if required to do so by law or regulation, but even in such case, the other party shall be given notice of the release and an opportunity to comment on the contents.

                  4.03 Non-Competition

                  (a) In consideration of the payments to be made and the Purchaser's other covenants hereunder, Sellers agree to strictly abide by the following covenants. Sellers agree that for a period of two (2) years after Closing, they will not:

                  (1) Non-Competition. Within the regulated zone, either directly or indirectly, perform for hire services in the same fields in which the Engineering Division has been engaged or own, or participate in, be employed by, or serve as a consultant or other agent or contractor to or for any business or enterprise, other than Purchaser, engaged in such fields of services in which the Engineering Division has been engaged, without the express written consent of Purchaser. The "regulated zone" means all area within one hundred miles of the city limits of an Engineering Division office as listed in 1.01(a) during the year prior to Closing. The "fields in which the Engineering Division has been engaged" means the service types and functions with respect thereto performed by the Engineering Division within the two
         (2) year period prior to Closing, including (but are not necessarily limited to) the functions set forth in 1.01(a). Notwithstanding the foregoing, Sellers shall not be precluded from performing the following services in the regulated zone: (i) turn-key remediation design and construction contracts; or (ii) after giving at least five (5) days prior written notice to Purchaser, sole source contracts for clients which were, prior


                                  - 31 of 49 -
         to Closing, clients of the Sellers' operations other than the Engineering Division and were not actively solicited by Sellers for such contract in violation of (4) (i.e. the client was the initiator of the request for Sellers to perform such services on a sole source basis). Furthermore, in the event of an acquisition by any of the
         Sellers of, the acquisition of any of the Sellers by, or a merger of any of the Sellers with another entity providing services in the fields in which the Engineering Division has been actively engaged (individually or collectively "M&A Transaction"), nothing herein shall prevent the Sellers or such entity from continuing to provide such services in the regulated zone, provided that to the extent that the acquired or acquiring entity does not maintain an office within the regulated zone as of the closing of such M&A Transaction, neither the Sellers nor any such entity shall establish an office within the regulated zone within the two (2) year period following Closing.

                  (2) Non-Disclosure. Use for their benefit, or disclose, communicate or divulge to, or use for the direct or indirect benefit of, any person, firm, association or company other than Purchaser or its affiliates, any information regarding the business methods, business policies, procedures, techniques, research or development projects or results, trade secrets, customers or clients or any other confidential information relating to or dealing with the business operations of the Engineering Division. The covenants in this clause
         (2) shall not apply to (i) information that is generally known in the industry, (ii) information that is in the public domain not as a result of the violation of the Sellers' undertakings herein, or (iii) any disclosure or use required by law or court order.

                  (3) Non-Solicitation - Employees. Either directly or indirectly, for themselves or any person or entity other than Purchaser, hire, or induce or attempt to influence to terminate his employment, any employee or former employee of the Engineering Division to which Purchaser extended an offer of employment conforming to 4.04. An "employee" shall be considered a "former employee" for a period of one (1) year following termination of employment with the Engineering Division, Purchaser or Purchaser's subsidiaries or affiliates.

                  (4) Non-Solicitation - Customers. Directly or indirectly on behalf of themselves or any third party, make any sales contact with, or solicit or accept business from, any customer or prospective customer of the Engineering Division for the purpose of securing a commitment from such customer or prospect to purchase services in the fields in which the Engineering Division has been engaged, unless such customers were also customers of any entity involved in M&A Transaction with Sellers.


                                  - 32 of 49 -

                  (5) Use of Names. Except for the benefit of Purchaser or its subsidiaries or affiliates, use the names included as Purchased Assets by 1.01(a)(7).

                  (b) Except as otherwise defined in this section or as the context otherwise plainly requires, terms used in this section shall have the same meaning as elsewhere in this Agreement. Undefined terms shall have their ordinary meaning.

                  (1) The term "participate in" means "directly or indirectly, for their own benefit or for, with, or through any other person or entity, own, manage, operate, control, loan money to, give money to, or participate in the ownership (except as a non-controlling owner of less than 5% of the stock of a publicly-held corporation), management, operation, or control of, or be connected as a director, officer, employee, partner, consultant, agent, independent contractor, or otherwise with, or acquiesce in the use of their names in."

                  (2) The term "customer" means any entity with whom Sellers had entered into a contract or engagement, either written or oral, for the performance of a service by the Engineering Division or from whom Sellers recorded revenue for Engineering Division services, within the two (2) year period prior to Closing.

                  (3) The term "customer prospect" means any person or entity who had a potential need for services of a type provided by the Engineering Division (i) to whom Sellers submitted a written proposal for either specific services by the Engineering Division or for a master or general services arrangement with the Engineering Division within the two (2) years prior to Closing or (ii) with whom the Engineering Division, within the two (2) years prior to Closing, developed or maintained a business relationship or about whom Sellers acquired knowledge of its desire to purchase Engineering Division services.

                  (4) The term "indirectly" includes, but is not limited to, means such as acting through or on behalf of, assisting, arranging, encouraging, making a loan or gift to, owning or having an ownership interest in (except for passive investments in publicly traded securities of less than five percent of the outstanding voting stock
         of) or entering into a partnership or similar arrangement with.

                  (5) The term "turn-key" means a contract where the contractor is required by the terms of the contract to undertake all of the services of design and construction of a remediation system as a condition of entering into the contract.


                                  - 33 of 49 -

                  (6) The term "sole source" means a contract which is awarded to Sellers on the basis of a relationship which pre-existed the decision to award such contract to Sellers and which was offered to Sellers alone because of such relationship on a non-competitive basis.

                  (c) Sellers agree that the restrictive covenants of this 4.03 are reasonable in scope and duration and are necessary to protect the bona fide confidential business information purchased by Purchaser from Sellers and to protect the value for Purchaser of the Purchased Assets, the associated good will, and Purchaser's employee, customer and business relationships. Sellers agree that the Engineering Division has either had offices or has actively and substantially performed services throughout the entire United States and that the regulated zone limiting the applicability of (a) hereof is therefore a necessary and reasonable coverage area. Sellers expressly agree that the customer list and other customer and business information purchased by Purchaser as Purchased Assets are proprietary, and they agree that a breach of any of these provisions will cause immediate and irreparable harm for which money damages alone will not be an adequate remedy and that Purchaser shall have available to it, in addition to any other remedies available by law, equitable remedies, including the remedies of specific performance, preliminary injunction and injunction, to compel performance of and to enjoin the breach or threatened breach of the provisions of this section, without the necessity of proof of immediate and irreparable harm and of providing any injunction bond.

                  (d) If any restrictive covenant contained in this 4.03 shall be deemed by a court or arbitrator to be invalid, illegal, or unenforceable under the laws of any jurisdiction by reason of the extent, duration, or geographical scope thereof or otherwise, the balance of this section shall remain in effect in such jurisdiction and the entire agreement shall remain in effect in all jurisdictions in which such provision is lawful and enforceable. If any such provision is unenforceable as to any circumstance, it shall nevertheless remain applicable to all other circumstances. Sellers and Purchaser agree that the court or arbitrator shall be authorized to reform such provision by reducing such extent, duration, geographical scope, or other provision hereof, or otherwise modifying or limiting such provision to the minimum extent necessary to render such provision enforceable, and in its reformed form such restriction shall be enforceable in the manner contemplated hereby.

                  4.04 Hiring of Engineering Division Employees

                  (a) Effective as of the Closing, the Purchaser shall offer employment, on an "at will" basis, at their then current rates of base pay and employment status to all employees who are employed by the Sellers in the Engineering Division listed on Schedule 4.04


                                  - 34 of 49 -

("Offerees"). Such Offerees who accept employment with the Purchaser shall be referred to herein as the "Hired Employees." Purchaser shall provide the Hired Employees the same benefits and benefit options, including health insurance coverage, provided to the other employees of Purchaser. Purchaser's health plan shall not impose any limitation or exclusion with respect to any pre-existing condition that affects coverage for the Hired Employees or their spouses or dependents, and Purchaser shall make such coverage available to all of the Hired Employees, spouses and dependents who were eligible as of the Closing Date to receive such coverage under Sellers' plan. In addition, Purchaser shall provide to the Hired Employees the same benefits provided to Purchaser's other employees. Subject to the preceding two sentences, Purchaser may modify, alter or terminate any of the terms and conditions of employment of the Hired Employees. Nothing in this Agreement shall prevent the Purchaser from terminating the employment of any Hired Employee at any time after the Closing Date. Purchaser represents to Seller that it does not intend to implement a
"plant closing" or a "mass layoff", as those terms are defined in the Worker Adjustment and Retraining Notification Act ("WARN"), in respect of the Engineering Division within 150 days after the Closing Date. Purchaser further agrees to assume responsibility for giving any and all notices required by WARN and to assume liability for any alleged failure to give a WARN Notice.

                  (b) The Sellers agree to cause the release of the Hired Employees from any contractual provision with the Sellers which would impair the utility of such employees' services to Purchaser or which would impose upon such employees any monetary or other obligation to the Sellers which otherwise would be occasioned by the termination of such employees' employment or relationship including, without limitation, any agreements of noncompetition or confidentiality.

                  (c) At the Closing, Purchaser shall assume all liabilities of Sellers to the extent included in the Assumed Balance Sheet Liabilities relating to the payment of all accrued but unpaid overtime, vacation and holiday pay, sick pay and short-term disability pay of the Hired Employees, regardless of whether such individuals are actively at work on the Closing Date or are on a leave of absence. For purposes of this Agreement the term "leave of absence" shall include medical leave of absence, military leave of absence and workers' compensation leave of absence. Effective as of the Closing Date, Purchaser shall assume liability for all post-Closing claims (including, without limitation, claims arising under the health care continuation coverage requirements of
Section 4980B of the Code and Sections 601 through 608 of ERISA) which are properly payable with respect to the Hired Employees under each of Purchaser's benefit plans, including without limitation, all life insurance, medical, dental, accident and disability plans, programs, policies or arrangements.


                                  - 35 of 49 -

                  (d) Purchaser shall offer all Hired Employees the option to participate from and after the Closing Date in Purchaser's 401(k) plan ("Purchaser's Plan") on the same terms as Purchaser's other employees. Purchaser shall permit all Hired Employees who were participants in the Smith Environmental Technologies Corporation Profit-sharing and 401(k) Plan ("Sellers' Plan") as of the day immediately preceding the Closing Date to roll over their shares in Sellers' Plan into Purchaser's Plan. Purchaser's Plan shall, for purposes of vesting and eligibility, recognize all service of Hired Employees that was recognized under Sellers' 401(k) Plan as of the day immediately preceding the Closing Date.

                  (e) Following the Closing Date, the Sellers shall take such action as may be necessary to cause the account balances of all Hired Employees in the BCM Engineers Inc. Employee Stock Ownership and Profit Sharing Plan to be distributed pursuant to the terms of such plan, and Purchaser shall permit Hired Employees to roll over such distributions into Purchaser's Plan to the extent such rollover is allowable under Purchaser's Plan.

                  4.05 Transaction Costs and Expenses

                  Except as otherwise expressly agreed herein, Sellers and Purchaser shall each bear and pay all of their respective costs, fees, expenses and taxes incurred in connection with bringing about this transaction including, without limitation, all legal, accounting, auditing and appraisal fees in negotiating and preparing the documents and in consummating, closing and carrying out the transactions contemplated hereby. Any costs to be charged to the Engineering Division shall be included on the Closing ED Balance Sheet.

                  4.06 Information, Books and Records

                  (a) Each party shall provide to the other, with reasonable promptness following a request in writing (not to exceed ten (10) business days), such information and data with respect to the Engineering Division business before the Effective Time and/or the Purchased Assets as may from time to time be requested by the other party. In the event either Purchaser or Sellers are required or desire to prepare audited statements for any reasonable purpose including the desire to verify any information provided to the other party relative to this Agreement or in connection with future financings or transactions desired by either party, the parties agree to allow the other party reasonable access to documents and records, including the non-proprietary working papers of the other party's accountants, subject to standard hold harmless agreements which may be required by such accountants, and to provide reasonable cooperative assistance in the preparation of reports, documents, etc. (including the signing of management representation letters and the like) without charge except for reimbursement of any actual, out-of-pocket expenses, exclusive of the cost of in-


                                  - 36 of 49 -
house staff time. Notwithstanding the foregoing, in the event that a party is or anticipates becoming a party to litigation, neither this 4.06 nor any other provision of this Agreement shall be construed to require such party to provide information to the other which could prevent such party from making a bona fide claim of attorney/client privilege or such other privileges as may be applicable with respect to such information.

                  (b) Neither party shall intentionally dispose of or destroy any of the Records in its possession except in conformity with the procedures set forth in this section. If a party wishes to dispose of or destroy any of such Records, it shall first give thirty (30) days prior written notice to the other party of the action it intends to take, and the other party shall have the right, at its option and expense, upon prior written notice to the notifying party within such 30-day period, to take possession of such affected Records within 30 days after the date of the notice of intent to take possession.

                  (c) Each party shall exercise reasonable care in the care, custody and maintenance of the Records and records of Sellers pertaining to the Engineering Division or the Purchased Assets in its possession. A party shall be responsible for actual damage caused to the other party only as a result of its intentionally wrongful act in maintaining the records. Neither party shall have liability to the other party or any other person as a consequence of the nonexistence of any record or such party's inability to locate any record unless the loss or destruction of the record is proven, by clear and convincing affirmative evidence, to have been due to the allegedly possessing party's intentionally wrongful act.

                  4.07 Addresses, Mail and Deliveries

                  Purchaser shall have the right to receive and open for inspection any mail or deliveries received at any of its offices, including any office that is an Assumed Premises Lease, which is addressed to any name in which the Engineering Division did business prior to Closing or to any person who was an employee or former employee of the Engineering Division or which otherwise reasonably appears to potentially contain Purchased Assets or correspondence or documents which would customarily be received by the owner of the Purchased Assets unless it is clear from the envelope that the contents relate to the business of Sellers other than the Engineering Division or are personal in nature. Purchaser and Sellers agree to cooperate in good faith to achieve the prompt delivery to each other of mail and deliveries, to use their best efforts to avoid opening mail or deliveries which rightfully belong to the other and to turn over to the other any property, including checks or money, belonging to the other within three (3) days after determining its rightful ownership. Purchaser shall have the exclusive right to apply for change of address, change of telephone numbers or location of telephone numbers applicable to


                                   -37 of 49 -
the purchased names or Purchased Assets. Sellers agree to execute and return to Purchaser within three (3) days after receipt thereof such assignment or consent forms as Purchaser requests to effect such changes of address, telephone number location or telephone numbers.

                  4.08 Related Agreements

                  Sellers and Purchaser each agree to execute and deliver at Closing the Related Agreements to which they are a party referenced in 5.01.

                  4.09 Assignment of Agreements - Benefits of Ownership to be
                       Provided Where Assignment or Novation Not Possible

                  (a) Sellers shall use their best efforts to attempt to secure (and to assist Purchaser in securing) all consents and approvals required to effect the assignment of the Customer Contracts and other agreements to be transferred to Purchaser hereunder. Use of best efforts shall not require
Sellers to pay funds to third parties for their agreement to provide such a consent. Sellers agree that, upon the written request of Purchaser, they will execute and return to Purchaser each and every assignment, consent to assignment or novation, or other document reasonably necessary to effect the transfer or execution of any Customer Contract or other contract, asset or benefit to be conveyed hereunder within two (2) business days after receipt of such document. Sellers' covenant in this regard shall be absolute and not subject to any right of non-performance for any reason, including breach by Purchaser, and Sellers expressly acknowledge and agree: (i) that this covenant is of critical importance to Purchaser; (ii) that its breach will cause Purchaser immediate and irreparable harm for which money damages alone will be difficult of ascertainment and inadequate; and (iii) that in the event of a breach hereof, Purchaser shall be entitled to immediate equitable relief in the form of an emergency, preliminary injunction or decree on a summary basis for specific performance or mandatory injunction without any requirement for the posting of any bond or undertaking or proof of immediate and irreparable harm.

                  (b) Sellers agree that, as of the Closing Date, they will appoint and authorize one or more persons to execute after Closing assignments, novations, consents to assignment and other documents necessary to effect the transfer of contracts, the Purchased Assets or the benefits thereof to Purchaser in cases where such documents, in addition to those executed and delivered at Closing, are required by a customer, a title registration officer or other third party as a condition of permitting the transfer or conferring the benefit. Sellers shall provide such persons the corporate seals of Sellers to be used for the purpose of executing transfer documents. Sellers will promptly notify Purchaser in writing of any changes


                                  - 38 of 49 -
from time to time in the identity of the persons so authorized. If the persons appointed under this section are employees of Purchaser or its affiliate, Purchaser shall indemnify Seller pursuant to 1.03 for any damage caused to Sellers as a result of such appointed persons' acts or omissions.

                  (c) With respect to any Customer Contract, Subcontract or Assumed Liability which Sellers and Purchaser are not able to promptly obtain a consent to assign or novate, which are otherwise not capable of assignment or novation or which Purchaser is precluded from performing on a stand-alone basis because of a transitional licensing issue, Purchaser shall nevertheless be deemed to be entitled to all beneficial interest in such Customer Contract, Subcontract, or Assumed Liability as against Sellers, and Sellers shall use their best efforts to: (i) subcontract such Customer Contract or Assumed Liability to Purchaser on the same terms and conditions as the original (except that Sellers shall retain all pre-closing liability as provided in 1.02 except as assumed as an Assumed Liability); and/or (ii) cooperate in any reasonable and lawful arrangement to provide to the Purchaser all the benefits of such Customer Contract or Assumed Liability, such as (but not limited to) re-hiring such of Purchaser's employees on a part-time, temporary basis as are necessary to perform such contractual obligations on Purchaser's behalf, provided Purchaser pays all Sellers' direct costs and expenses associated with such re-hiring and work and assumes and indemnifies Sellers against all direct costs and liability associated with such re-hiring and performance of services. Similarly, Purchaser shall cooperate with Sellers to ensure that Sellers receive the benefit of the assumption of the Assumed Liabilities by Purchaser.

                  (d) Sellers hereby grant to Purchaser a one-year limited license to use the names "Smith Technology Corporation," "Reidel Environmental Services Inc.," and "Canonie Environmental Services Corp." on a transitional basis to enable Purchaser to use, obtain the benefits from (including payment), and effect the transfer of, the Purchased Assets. Sellers authorize Purchaser to endorse checks payable to any of these names where the check is delivered in payment of amounts due under a Customer Contract, an account receivable or work in process, any deposit, bond, bond collateral, proceeds, refund, or prepaid expenses which are Purchased Assets. Purchaser agrees to strictly restrict its use of such names to the minimum extent necessary to achieve the purposes set forth in this section. Purchaser shall not conduct any sales or marketing activities under such licensed names. Purchaser agrees to indemnify Smith pursuant to 1.03 for Third Party Claims against Sellers arising from Purchaser's use of such names or for any breach by Purchaser of the limitations on use contained in 4.09(d).


                                  - 39 of 49 -

                  4.10 Reserves and Allowances

                  To the extent such reserves or allowances are assumed as Assumed Balance Sheet Liabilities, Purchaser shall be obligated to make payments or reimbursements to or on behalf of Sellers for amounts recorded on the Closing ED Balance Sheet as reserves or allowances for anticipated expenses or liabilities. Such payments shall be paid by Purchaser up to the recorded amount of the reserve or allowance upon presentation of vendor invoices or proof of payment approved in writing by a person designated by Sellers in writing as authorized to submit invoices for such purpose on Sellers' behalf. Purchaser shall have no liability to Sellers as a result of paying any expense so approved. Purchaser's payment or reimbursement of expenses covered by Seller's reserves or allowances which are Assumed Balance Sheet Liabilities shall not be construed as any indication whatsoever that Purchaser has assumed liability for Sellers' debts, liabilities or administrative responsibility, either for the specific class covered by such reserve or in general, beyond the amount of the recorded reserve except as such are themselves assumed specifically as Assumed Liabilities.

                  4.11 Standard Rates

                  Whenever any goods or services are provided or procured by Sellers or Purchaser to correct or remedy the other party's breach, default, or deficiency of performance under any representation, warranty, or covenant of this Agreement, such goods or services shall be valued at Purchaser's or Sellers' Standard Rates, respectively. "Standard Rates" means the rate which Purchaser or Sellers would charge an ordinary commercial customer for the particular class of services being performed or the retail market price for goods supplied. Such rates shall not exceed the rates which similar firms would charge for such goods or services in the location in which they are being delivered.

                  4.12 Insurance after Closing

                  Sellers shall either: (i) for a three (3) year period after Closing, maintain in full force and effect, and timely pay all premiums on, each policy of insurance in effect prior to Closing which was written on a claims made basis or procure other policies of equal coverage and financial strength covering such three (3) year period in order to ensure coverage for a three year period of claims or losses arising from Sellers' alleged professional or other acts, omissions and negligence; or (ii) prior to the Closing or prior to the expiration of any policy referred to in (i), procure an extended reporting period under such policy which shall not expire sooner than the date three (3) years after the Closing Date. Such insurance shall have limits of not less than $2,000,000 per occurrence and $5,000,000 in the aggregate with a deductible not to exceed $150,000. Purchaser shall be named as an additional


                                  - 40 of 49 -
insured under each such policy. At Closing and thereafter, Sellers shall deliver certificates evidencing the continuing existence and adequacy of the insurance required by this section and, on request by Purchaser, a copy of each such policy.

                  4.13 Successor Payroll Issues

                  Purchaser shall be the successor employer to Sellers, with respect to the Hired Employees, for purposes of post-Closing FICA taxes and reporting, FUTA taxes and reporting, and corresponding state payroll laws and regulations. Purchaser agrees to perform the obligations of a successor employer for such taxes and reporting purposes and will indemnify, defend and hold Sellers harmless from and against any and all liabilities or obligations arising out of Purchaser's election to be treated as a successor employer for such purposes or its failure to perform or properly perform all of Purchaser's obligations as a successor employer of Sellers for the purposes set forth in this section, including but not limited to completing accurately and completely all Forms 941, 940, W-2 and W-3 related to obligations accruing after Closing required of Purchaser in its status as successor employer. Sellers shall perform such obligations for pre-Closing accruals. This section shall not be construed to imply that Purchaser is liable as a successor employer or otherwise as a successor to Sellers for any purpose except for the limited purposes set forth in this section.

                  4.14 Unrecorded Payables

                  The parties anticipate that Sellers will incur trade payables in the ordinary course after Closing which relate to goods delivered to or services performed for the Engineering Division prior to Closing but which were not recorded on Schedule 1.01(b)(5) and the Interim ED Balance Sheet because of non-receipt of invoice or delay in Sellers' internal routing and recording of such payables. Sellers agree that prompt payment of certain of accounts payable that are from utility services (including telephone) or from vendors, subcontractors or suppliers of direct materials related to purchased accounts receivable or work in process (the "Payables in Process") are of material importance to Purchaser, and Sellers accordingly agree to either: (i) pay any Payable in Process within seven (7) days after receipt; or (ii) provide notice to Purchaser within seven (7) days of Sellers' receipt of such Payable in Process and of its intention not to pay it within seven (7) days. If Purchaser then requests Sellers to pay such Payable in Process, Sellers shall use their best efforts to pay the same within seven (7) days. If Sellers are unable to, or otherwise do not, so pay, Purchaser shall be authorized to pursue its rights under 1.01(b)(5), and if such remedy is not available, its other rights and remedies under this Agreement. Any dispute between the parties under this section or 1.01(b)(5) shall be resolved as provided in 2.03(c).


                                  - 41 of 49 -

                              V. RELATED AGREEMENTS

                  5.01 Related Agreements

                  The following related agreements (the "Related Agreements") shall be executed at Closing by the applicable parties:

                  (a) The Smith Non-Competition Agreement between Brian Smith and Purchaser.

                  (b) The Joint Services Agreement providing for the joint occupancy of shared premises and temporary access to information, data processing, computer systems and other services which were, prior to Closing, used by both the Engineering Division and Sellers' other operations.

                  (c) Audit Representation Letter Agreements of Brian Smith, Thomas Campbell and W. D. Nelson pursuant to which Mr. Smith, Mr. Campbell and Mr. Nelson will each agree to provide a standard representation of liabilities and contingent liabilities letter in connection with any audit which Purchaser elects to perform or auditor's consent which Purchaser requires.


                                   VI. CLOSING

                  6.01 Closing, Closing Date and Effective Time

                  The closing of the transactions contemplated hereunder took place at 3:00 p.m. on August 19, 1997, at the offices of Smith Technology Corporation, at One Plymouth Meeting, Plymouth Meeting, PA. The effective time for the consummation of the transactions contemplated in this Agreement to occur "at Closing" or "on the Closing Date" shall be 12:00 a.m. EST on August 20, 1997 (the "Effective Time").

                  6.02 Sellers' Obligations at Closing

                  At or prior to the Closing, Sellers shall deliver or cause to be delivered to Purchaser, in form reasonably satisfactory to Purchaser, the following:

                  (a) A Bill of Sale and Assignment substantially in the form set forth in Exhibit 6.02(a), sufficient to effect and evidence the transfer, conveyance and delivery of the Purchased Assets.

                  (b) A  fully  executed  assignment  of each  Assumed  Premises
         Lease.

                  (c) The fully executed Smith Non-Competition Agreement between
         Purchaser  and  Brian  Smith  and  the  Audit  Representations   Letter
         Agreements of Brian Smith, Thomas Campbell and W. D. Nelson.


                                  - 42 of 49 -

                  (d) A certificate of title duly assigned and a bill of sale for each vehicle which is a Purchased Asset.

                  (e) A fully executed UCC-3 in the case of security interests governed by the Uniform Commercial Code and, in other cases, a fully executed release and satisfaction of each security interest, lien or encumbrance against any of the Purchased Assets except: (i) those for which Purchaser has expressly assumed in full as an Assumed Liability either the obligation underlying such security interest or the responsibility for obtaining the release of such interest or (ii) as provided in 2.14.

                  (f)   Certificates  of  insurance   naming   Purchaser  as  an
         additional insured evidencing the insurance policy(ies) under 4.12.

                  (g) A resolution of Sellers' Board of Directors authorizing the execution, delivery and performance of this Agreement and all Related Agreements by Sellers, to the extent they are parties thereto.

                  (h) Fully executed appointment or appointments of one or more officers or agents to act on behalf of Sellers to execute assignments and novations of contracts as provided in 4.09(b).

                  (i) An opinion of counsel to Sellers, satisfactory to counsel for the Purchaser.

                  (j) All material approvals, consents and/or waivers that are necessary to effect the transactions contemplated hereby.

                  (k) Such other documents (including certificates of officers of Sellers) as the Purchaser may reasonably request in order to enable the Purchaser to determine whether the conditions to their obligations under this Agreement have been met and otherwise to carry out the provisions of this Agreement.

                  (l) All other schedules, certificates and other documents required by this Agreement to be delivered on or before Closing.

                  (m) At any time or times on or after the Closing, Sellers shall execute, acknowledge, and deliver any and all further assurances, documents, and instruments reasonably requested by Purchaser in order to effectively convey the Purchased Assets and all ownership of such assets free and clear of encumbrances or title defects except as expressly authorized herein and shall take all other actions consistent with the terms of this Agreement that may reasonably be requested by Purchaser in order to effectuate the purposes and intent hereof.


                                  - 43 of 49 -

                     6.03 Purchaser's Obligations at Closing

                  At or prior to the Closing, Purchaser shall deliver or cause to be delivered to Sellers, in form reasonably satisfactory to Sellers, the following:

                  (a) The cash payable at Closing under 1.01(b)(1).

                  (b) The Note deliverable at Closing under 1.01(b)(2).

                  (c)  The  Short  Term  Note   deliverable   at  Closing  under
         1.01(b)(5).

                  (d) A resolution of the Board of Directors of Purchaser authorizing its execution, delivery and performance of this Agreement.

                  (e) An opinion of counsel to Purchaser, satisfactory to counsel for the Sellers.

                  (f) All material approvals, consents and/or waivers that are necessary to effect the transactions contemplated hereby.

                  (g) Such other documents (including certificates of officers of Purchaser) as the Sellers may reasonably request in order to enable the Sellers to determine whether the conditions to their obligations under this Agreement have been met and otherwise to carry out the provisions of this Agreement.

                  (h) At any time or times on or after the Closing, Purchaser shall execute, acknowledge, and deliver any and all further assurances, documents, and instruments reasonably requested by Sellers in order to effectively convey or assure payment for the Purchased Assets and shall take any other action consistent with the terms of this Agreement that may reasonably be requested by Sellers in order to effectuate the purposes and intent hereof.


                               VII. MISCELLANEOUS

                  7.01 Brokerage Fees

                  (a) Sellers acknowledge that The Environmental Financial Consulting Group, Inc. ("EFCG") acted as a broker for Sellers relative to this transaction, and Sellers further acknowledge that they are obligated to pay EFCG a commission for such services. Sellers agree to pay such amounts and to hold Purchaser harmless from any liability for the obligation to pay such finders fee to EFCG.

                  (b) Except for such brokerage arrangement specified in (a), neither the Purchaser nor Sellers have consented to or authorized any broker, or third party to act on its behalf, directly or



                                  - 44 of 49 -
indirectly, as a broker or finder in connection with the transaction contemplated by this Agreement. In the event any claim is made for a broker's or finder's fee other than that described in (a) in connection with the transactions contemplated hereunder, the party responsible for retaining or securing said broker or finder shall be solely responsible for the payment of any broker's or finder's fees incurred as a result thereof. Further, the responsible party shall indemnify the other party against any loss or liabilities by reason of such broker's or finder's fees.

                  7.02 Further Actions

                  At any time and from time to time, each party agrees, at its or his expense, to take such actions and to execute and deliver such documents as may be reasonably necessary to effectuate the transfer of the assets hereunder and the purposes of this Agreement.

                     7.03 Availability of Equitable Remedies

                  Since a breach of the provisions of this Agreement could not adequately be compensated by money damages and would cause immediate and irreparable harm, either party shall be entitled, either before or after the Closing, in addition to any other right or remedy available to it, to an injunction restraining such breach or a threatened breach and to specific performance of any such provision of this Agreement, and the parties hereby consent to the issuance of such an injunction and to the ordering of specific performance to compel performance hereof without proof of immediate and irreparable injury or uniqueness of the assets to be conveyed or without the necessity of the posting of a bond for such relief.

                  7.04 Survival

                  Except as otherwise provided herein, the covenants, agreements, representations, and warranties contained in, made or undertaken pursuant to this Agreement or any Related Agreement are (i) material, (ii) have been relied upon by the party to whom given, irrespective of any investigation made by or on behalf of such party, (iii) shall survive the Closing and any delivery of the purchase price by the Purchaser and Purchased Assets by Sellers, and (iv) shall not merge in the performance of any obligation by any party to this Agreement or any Related Agreement.

                  7.05 Entire Agreement - Modification

                  The Agreement and the exhibits, schedules and Related Agreements hereto set forth the entire understanding of the parties with respect to the subject matter hereof, supersede all existing agreements among them concerning such subject matter, and may be modified only by a written instrument duly executed by each party.


                                  - 45 of 49 -

                  7.06 Notices

                  All notices, elections, payments, reports or other correspondence required or permitted hereunder shall be in writing and deemed to have been properly given or delivered when personally delivered, mailed by certified mail or delivered by a nationally recognized overnight express courier, postage or delivery fees prepaid, to the party to whom directed at the below specified addresses:

        A.        If to Sellers:

                  Thomas F. Herlihy
                  President and CEO
                  The Smith Technology Corporation
                  One Plymouth Meeting
                  Plymouth Meeting, PA 19462

with a copy sent in one of the prescribed manners to:

                  John E. Zamer, Esq.
                  Jones, Day, Reavis & Pogue
                  3500 SunTrust Plaza
                  303 Peach Street
                  Atlanta, GA 30308-3242

        B.        If to Purchaser:

                  Mr. Morry F. Rubin, President
                  ATC Group Services Inc.
                  104 East 25th Street, 10th Floor
                  New York, NY 10010

with a copy sent in one of the prescribed manners to:

                  John Smith, Esq.
                  ATC Group Services Inc.
                  1515 East 10th Street
                  Sioux Falls, South Dakota 57103-1721

Any such notice shall be deemed given at the time of personal delivery, three days after deposit with the mail or one day following deposit with an overnight express courier. The address of a party may be changed in accordance with the notice provisions of this section.

                  7.07 Waiver

                  Any waiver by any party of a breach of any provision of this Agreement shall not operate as or be construed to be a waiver of


                                  - 46 of 49 -
any other breach of that provision or of any breach of any other provision of this Agreement. The failure of a party to insist upon strict adherence to any term of this Agreement on one or more occasions will not be considered a waiver or deprive that party of the right thereafter to insist upon strict adherence to that term or any other term of this Agreement. Any waiver must be in writing.

                  7.08 Binding Effect

                  The provisions of this Agreement shall be binding upon and inure to the benefit of Sellers, Purchaser, and their respective successors and assigns, and shall inure to the benefit of the indemnitees and their respective successors, assigns, heirs, and personal representatives.

                  7.09 No Third-Party Beneficiaries

                  This Agreement does not create, and shall not be construed as creating, any rights enforceable by any person not a party to this Agreement (except as provided in 7.08).

                  7.10 Separability

                  If any provision of this Agreement is invalid, illegal, or unenforceable, the balance of this Agreement shall remain in effect, and if any provision is inapplicable to any person or circumstance, it shall nevertheless remain applicable to all other persons and circumstances unless the result thereof would result in an unjust modification of the balance of rights and obligations hereunder.

                  7.11 Headings

                  The headings of this Agreement are solely for convenience of reference and shall be given no effect in the construction or interpretation of this Agreement.

                  7.12 Governing Law

                  To the extent permitted by law, this Agreement shall be governed by and construed in accordance with the laws of the state of Delaware without giving effect to conflict of laws. Each of the parties hereby consents to the jurisdiction of the courts of the state of Delaware, agrees to submit to service therefrom and waives any claim it may have as to forum non conveniens in connection with any action brought in the state of Delaware.

                  7.13 Separate Counterparts

                  This  Agreement  is  being   executed  in  several   identical
counterparts, each one of which shall be considered an original and


                                  - 47 of 49 -
all of which when taken together shall constitute but one instrument.

                  7.14 Incorporation of Recitals, Exhibits and Schedules

                  All exhibits, schedules and Related Agreements attached hereto are incorporated herein by reference and expressly made a part of this Agreement.

                  7.15 Mediation

                  Except in cases where the remedy of preliminary injunction is reasonably sought by a party because of the irreparability and immediacy of the harm alleged to be caused or threatened, in the event there shall arise any dispute or claim in law or equity arising out of this Agreement or any breach thereof or any resulting transaction between the parties under this Agreement and if such dispute cannot be resolved through negotiation or, in the case of those matters to be resolved under this Agreement by the procedure specified for settlement of accounting and collection related issues in 2.03(c), the parties agree that such dispute shall be submitted to non-binding mediation under the Commercial Mediation Rules of the American Arbitration Association before resorting to litigation. The mediation shall be held in Dover, Delaware before a single mediator selected by the American Arbitration Association.

                  7.16 Non-Working Dates

                  When any date on which payment or any other performance is due under this agreement falls on a Saturday, Sunday or national holiday, such payment or performance shall be due on the next business day following such date.

                  7.17 Opportunity to Cure

                  All parties to this Agreement shall be afforded a period of ten (10) days following written notice thereof to cure any alleged breach of this Agreement unless the loss threatened by such breach is of such gravity to require immediate action.


                         VIII. DEFINED WORDS AND PHRASES

                     8.01 Convention for Definition of Terms

                  Words used in this Agreement shall have their ordinary meaning unless specifically defined in this Agreement. Where a word or phrase appears in quotation marks within parentheses (whether or not listed in 8.02), the word or phrase in quotation marks shall have the meaning throughout this Agreement (unless a more limited scope is specified or is obvious from the context) defined by the


                                  - 48 of 49 -
definition immediately preceding and in apposition to the quoted word or phrase. Most (but not all) defined words or phrases are delineated as such by the use of capitalized first letters.

                  8.02 Certain Definitions

                  (a) Unless otherwise expressly stated in a particular case, the term "including" shall mean "including, but not limited to."

                  (b) Unless otherwise expressly stated in a particular case, the term "knowledge of the Sellers" means the knowledge of an officer, director, regional manager or branch manager of Smith or of any director, regional officer or regional or branch manager of any Seller other than Smith.

                  (c) Unless otherwise expressly stated in a particular case, the term "Sellers" means the "Sellers, jointly and severally."


                  IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the date set forth in the opening paragraph hereof.

ATC GROUP SERVICES INC.                             SMITH TECHNOLOGY CORPORATION


By /s/ Nicholas J Malino                             By /s/ Thomas F. Herlihy
  ----------------------                               ----------------------
   Nicholas J. Malino                                   Thomas F. Herlihy
   Senior Vice President                                President and CEO


BCM ENGINEERS INC., Delaware                         BCM ENGINEERS INC., Alabama


By /s/ William T. Campbell                           By /s/ William T. Campbell
  ------------------------                             ------------------------

BCM ENGINEERS INC., Penn.                            BCM ENGINEERS INC., West V.


By /s/ William T. Campbell                           By /s/ William T. Campbell
  ------------------------                             ------------------------


                                  - 49 of 49 -

                                                                   EXHIBIT 10.25

                            STOCK PURCHASE AGREEMENT
                                     BETWEEN
                             ATC GROUP SERVICES INC.
                                       AND
                           BING YEN & ASSOCIATES, INC.
                                       and
                                  GLENN TOFANI

                                November 26, 1997

                                TABLE OF CONTENTS

                                                                        Page No.

I. SALE AND PURCHASE..........................................................1
   ss. 1.01           Terms of Sale and Purchase..............................1
   ss. 1.02           Indemnity Against Debts and Liabilities.................3
   ss. 1.03           Right of Set-Off........................................6

II. REPRESENTATIONS AND WARRANTIES OF SHAREHOLDERS............................6
   ss. 2.01           Organization and Qualification..........................7
   ss. 2.02           Capitalization..........................................7
   ss. 2.03           Financial Condition.....................................8
   ss. 2.04           Tax and Other Liabilities...............................8
   ss. 2.05           Litigation and Claims...................................9
   ss. 2.06           Properties and Accounts Receivable......................9
   ss. 2.07           Contracts and Other Instruments........................10
   ss. 2.08           Employees..............................................12
   ss. 2.09           Patents, Trademarks, Etc...............................12
   ss. 2.10           Questionable Payments..................................13
   ss. 2.11           Authority to Sell......................................13
   ss. 2.12           Restricted Professional and Small
                      Business Set-Aside Revenues............................14
   ss. 2.13           Loans to be Repaid.....................................14
   ss. 2.14           Fictitious Names.......................................14
   ss. 2.15           Absence of Undisclosed Liabilities.....................14
   ss. 2.16           Hazardous Materials....................................14
   ss. 2.17           Completeness of Disclosure.............................15

III. REPRESENTATIONS AND WARRANTIES OF PURCHASER.............................15
   ss. 3.01           Organization And Good Standing.........................15
   ss. 3.02           Execution and Performance Authorized...................15
   ss. 3.03           Absence of Litigation..................................16
   ss. 3.04           No Other Default.......................................16
   ss. 3.05           Permits and Filings....................................16
   ss. 3.06           Absence of Lien........................................16
   ss. 3.07           Solvency...............................................16
   ss. 3.08           Corporate Documents....................................16
   ss. 3.09           Purchase for Investment Purposes Only..................17
   ss. 3.10           Reliance on ATC Public Information.....................17
   ss. 3.11           Springing Representation and Warranty..................17

IV. COVENANTS................................................................17
   ss. 4.01           Insurance..............................................17
   ss. 4.02           Release by Shareholders................................18
   ss. 4.03           Collection of Accounts Receivable......................18
   ss. 4.04           Noncompetition.........................................18
   ss. 4.05           Public Statements......................................21
   ss. 4.06           Books, Records, Access to Information, Cooperation.....21
   ss. 4.07           Bankruptcy.............................................22
   ss. 4.08           Transaction Costs and Expenses.........................22
   ss. 4.09           Delivery of Property...................................22
   ss. 4.10           Related Agreements.....................................22
   ss. 4.11           Continuing Cooperation, Reporting of Changes,
                      Breaches and Status....................................22
   ss. 4.12           Profit Sharing Plan....................................23
   ss. 4.13           Cooperation Regarding Contingent Achievement...........23
   ss. 4.14           BYA Employee Bonuses...................................24
   ss. 4.15           Receipt of Notices.....................................24
   ss. 4.16           Transaction Notes Are Senior Indebtedness..............24
   ss. 4.17           Acceleration of Tofani Note, Transaction Note..........24

V. RELATED ARGUMENTS.........................................................26
   ss. 5.01           Related Agreements.....................................26

VI.   CLOSING................................................................26
   ss. 6.01           Closing, the Closing Date, and Effective Time..........26
   ss. 6.02           Shareholders' Obligations at Closing...................26
   ss. 6.03           Purchaser's Obligations at Closing.....................27

VII. MISCELLANEOUS...........................................................27
   ss. 7.01           Brokerage Fees and Shareholders' Legal Fees............27
   ss. 7.02           Further Actions........................................28
   ss. 7.03           Availability of Equitable Remedies.....................28
   ss. 7.04           Limitation on Survival of Representations
                      and Warranties.........................................28
   ss. 7.05           Modification...........................................28
   ss. 7.06           Notices................................................28
   ss. 7.07           Waiver.................................................29
   ss. 7.08           Binding Effect.........................................29
   ss. 7.09           No Third-Party Beneficiaries...........................29
   ss. 7.10           Severability...........................................29
   ss. 7.11           Headings; Gender.......................................30
   ss. 7.12           Governing Law..........................................30
   ss. 7.13           Separate Counterparts..................................30
   ss. 7.14           Incorporation of Recitals, Exhibits and Schedules......30
   ss. 7.15           Obligations in Payment Ratio...........................30
   ss. 7.16           Arbitration; Attorneys' Fees; Undisputed
                      Actions for Payment....................................30
   ss. 7.17           Opportunity to Cure....................................31

                             EXHIBITS AND SCHEDULES

Exhibit 1.01B(2)
Exhibit 1.01B(3)
Exhibit 1.01B(4)
Exhibit 3.11-A
Exhibit 3.11-B

Schedule  2.01A  Schedule  2.01B  Schedule  2.02A  Schedule  2.02B Schedule 2.03
Schedule 2.04  Schedule  2.05  Schedule  2.06A  Schedule  2.06B  Schedule  2.06C
Schedule  2.06D  Schedule 2.07 Schedule  2.07B  Schedule  2.07C  Schedule  2.07D
Schedule  2.07E Schedule 2.08A Schedule 2.09 Schedule 2.1 Schedule 2.12 Schedule
2.14 Schedule 2.16A Schedule 3.03

                                 STOCK PURCHASE
                                    AGREEMENT


                  This Agreement (including the exhibits and schedules hereto) (collectively, the "Agreement") is entered into as of ____________, 1997 by and between ATC GROUP SERVICES INC., a Delaware corporation with its principal office at 104 East 25th Street, New York, New York 10010 ("Purchaser"), BING YEN & ASSOCIATES, INC. (a California corporation with its principal office at 17701 Mitchell North, Irvine, California 92714 ("BYA"), and Bing Yen and Glenn Tofani (collectively, "Shareholders").

                  Purchaser desires to acquire all of the issued and outstanding shares of stock of BYA and certain noncompetition covenants in exchange for cash, contingent and noncontingent promissory notes and other consideration potentially totaling approximately Five Million Four Hundred Thousand Dollars ($5,400,000), as hereinafter provided, Shareholders desire to effect such exchange and BYA desires to implement such transaction. Now, therefore, in consideration of the mutual covenants set forth below, and for reliance of each other, the parties agree as follows.



                              I. SALE AND PURCHASE


                  1.01  Terms of Sale and Purchase

                  Subject to the terms and conditions set forth below:

                  A. At Closing (as defined in ss. 6.01 below), Shareholders shall sell to Purchaser all issued and outstanding shares of common stock of BYA (the "Shares") and shall deliver to Purchaser certificates evidencing all the Shares properly endorsed to effect the assignment of the Shares to Purchaser.

                  B.  Purchaser shall at Closing:

                           (1) As partial  consideration for the Shares,  pay to
                  Shareholders an aggregate of $2,750,000 in the ratio to 4/5 to Mr. Yen and 1/5 to Mr. Tofani (the "Payment Ratio"), as follows: wire transfer $2,200,000 to Mr. Yen to the wire address to be supplied by Mr. Yen and deliver to Mr. Tofani a promissory note (the "Tofani Note") in the amount of $550,000 in the form of Exhibit 1.01B(1).

                           (2) As additional consideration for the Shares, execute and deliver to Shareholders in the Payment Ratio promissory notes in the form of Exhibit 1.01B(2) (the "Notes") evidencing Purchaser's obligation to pay to Shareholders the aggregate sum of Three Hundred Fifty Thousand Dollars ($350,000) in three equal annual installments of One Hundred Sixteen Thousand Six Hundred Sixty-Six Dollars and Sixty-Seven Cents ($116,666.67) with eight percent (8%) interest on the unpaid balance on the first business days of January 1999, 2000 and 2001.

                           (3) Execute and deliver to Shareholders in the Payment Ratio unsecured promissory notes in the form of
                  Exhibit 1.01B(3) (the "Non-Compete Notes") evidencing Purchaser's obligation to pay to Shareholders the aggregate sum of Eight Hundred Thousand Dollars ($800,000) in three (3) equal annual installments of Two Hundred Sixty-Six Thousand Six Hundred Sixty-Six Dollars and Sixty-Seven Cents ($266,666.67) with eight percent (8%) interest on the unpaid principal on each of the first business days of January 1999, 2000 and 2001.

                           (4) Execute and deliver to Shareholders in the Payment Ratio the Contingent Achievement Promissory Notes in the form of Exhibit 1.01B(4) (the "Contingent Notes") in the maximum aggregate principal amount of One Million Five Hundred Thousand Dollars ($1,500,000).

         Shareholders shall have the right to assign or redirect to others any portion or all of the amounts otherwise payable to Shareholders under any or all of the promissory notes described in B(2),(3) and (4) above (collectively the "Transaction Notes").

                  C. Within ninety (90) days following the Closing Date, BYA shall provide to Shareholders a draft unaudited compiled balance sheet (the "Closing Balance Sheet") and statements of income, retained earnings and cash flows of BYA for the period beginning January 1, 1997 ending at the Effective Time (as defined in ss. 6.01 below) (the "Closing Financial Statements"). The Closing Financial Statements shall be prepared in accordance with generally accepted accounting principles
         (GAAP) consistently applied throughout the period involved (except for the absence of cash and reserves (unless expressly approved by Shareholders in writing), and except for such other adjustments thereto which are known to and are expressly approved in writing by Purchaser and Shareholders) (the "Agreed Accounting Method"). At such time as the Closing Balance Sheet has been finally determined between the parties, a final adjustment to the principal amount of the Transaction Notes shall be made equal to the amount by which the total assets less the total liabilities of BYA (the "Equity Value") as of the Effective Time (as defined in ss. 6.01 below) as shown on the Closing Balance Sheet exceeds or is less than Two Million Three Hundred Forty-Seven Thousand Dollars ($2,347,000). If BYA's Equity Value as of the Effective Time as so finally determined is less than Two Million Three Hundred Forty-Seven Thousand Dollars ($2,347,000), Purchaser shall offset such amount, in the Payment Ratio, and against the next available cash payments to be made, first against the Non-Compete Notes, then against the Contingent Notes, and finally against the Notes (the "Set-Off Order"). By the foregoing the parties intend that if an offset is required under this paragraph (or under ss. 1.03 below), all payments on all of said notes shall be subject to offset as soon as possible in the order due and payable but not before January 4, 1999, using all such notes as sources of setoff, but if less than all cash payments to be made thereunder are necessary to satisfy the setoff, then the setoff shall be effected from cash payments to be made only in the Set-Off Order. If the final Equity Value is greater than Two Million Three Hundred Forty-Seven Thousand Dollars ($2,347,000), Purchaser shall add such amount in the Payment Ratio to the Notes. In such case, Shareholders shall cancel and return to Purchaser the previously executed Notes, and Purchaser shall issue new Notes to reflect the increased principal amount owing thereunder.

                  After Closing Shareholders' independent accountants shall be afforded free and full access to the nonproprietary working papers and records used by independent accountants and in-house accountants in preparing the Closing Financial Statements. In addition, Purchaser shall cause BYA's independent accountants and in-house accountants promptly to advise Shareholders as soon as any of them becomes aware of any items in BYA's draft of the Closing Financial Statements that may be different from the Interim Financial Statements (as defined in ss. 2.03). If Shareholders notify Purchaser of any difference of opinion as to the general acceptability or consistency of any of the accounting principles followed under the Agreed Accounting Method in connection with such review and preparation of the Closing Financial Statements, or the results indicated thereby, then they and/or their accountants shall promptly confer in an effort to resolve such difference within thirty (30) days. If they are unable to resolve any difference within thirty (30) days, then the difference shall be resolved by the dispute resolution provisions of ss. 7.16.

                  1.02  Indemnity Against Debts and Liabilities

                  A. In addition to Purchaser's other rights and remedies available at law or in equity (and not by way of limitation), Shareholders shall, in the Payment Ratio, protect, defend, indemnify and hold harmless Purchaser, BYA, and their successors against, and in respect of, any and all:

                  (1) Claims, suits, actions, proceedings (formal or informal), governmental investigations, judgments, deficiencies, set-offs, damages, settlements, liabilities, and reasonable legal and other expenses (including reasonable attorneys' fees and defense costs), as and when incurred, arising out of, or based upon, any breach of any representation, warranty or covenant of Shareholders contained in this Agreement, but excluding any Related Agreements (as defined in ss. 5.01 below), and

                  (2) Debts or liabilities of any kind, whether known or unknown, asserted or unasserted, and claims, liens, set-offs, suits, actions, and proceedings (formal and informal) of persons or entities and related judgments, deficiencies, damages, settlements, set-offs, liens, liabilities, and legal and other expenses (including reasonable attorneys' fees), as and when incurred, arising out of, or based upon, the acts, omissions, contractual performance, or conduct of the business of BYA before the Effective Time.

                  B. In addition to Shareholders' other rights and remedies available at law or in equity (and not by way of limitation), Purchaser shall protect, defend, indemnify and hold harmless Shareholders and their successors against and in respect of any and all:

                  (1) Claims, suits, actions, proceedings (formal or informal), governmental investigations, judgments, deficiencies, set-offs, damages, settlements, liabilities, and reasonable legal and other expenses (including reasonable attorneys' fees and costs of defense), as and when incurred, arising out of, or based upon, any breach of any representation, warranty or covenant of Purchaser contained in this Agreement; and

                  (2) Debts or liabilities of any kind, whether known or unknown, asserted or unasserted, and claims, liens, set-offs, suits, actions, and proceedings (formal and informal) of persons or entities and related judgments, deficiencies, damages, settlements, set-offs, liens, liabilities, and reasonable legal and other expenses (including reasonable attorneys' fees), as and when incurred, arising out of: (i) the acts, omissions, contractual performance or conduct of the business of BYA after the Effective Time, except for BYA's debts or liabilities caused or continuing from items described in 1.02A above so long as Purchaser does not directly or indirectly cause or materially exacerbate the continuation of such debts or liabilities; or (ii) or based upon, the acts, omissions, contractual performance or conduct of the business of Purchaser whether before or after the Effective Time.

                  C. The parties' respective indemnity and other obligations under this Agreement for debts and liabilities shall be subject to the following terms, limitations and conditions:

                  (1) Purchaser and Shareholders shall each give the other prompt notice of any allegedly indemnifiable item incurred, asserted or threatened on the basis of which an indemnitee intends to seek indemnification from an indemnitor as provided herein; provided, however, that the obligation of an indemnitee shall be reduced for the failure to give notice at any particular time only to the extent that the ability of the indemnitor to defend or settle the item has been actually monetarily prejudiced thereby. Any indemnitee shall have the right (but not the obligation) to select and be represented by counsel of its or his choice, to manage its or his own legal representation or defense and to settle any claim, debt or other indemnified matter hereunder. In the following cases, an indemnitee's expenses associated with electing to provide his or its own defense shall constitute indemnified costs: (i) when the indemnitor has failed to assume the defense of the claim within ten days following receipt of the indemnitee's notice of the claim; (ii) when the claim involves assertions of liability against both the indemnitee and indemnitor, including a cross claim or other assertion by the indemnitor that indemnitee is liable for all or a portion of such claim, under circumstances where the indemnitee's and indemnitor's interests are sufficiently adverse in the proceeding to result in a conflict of interest in representation under the rules of professional conduct for attorneys; (iii) when the claim is one directly between an indemnitee and the indemnitor involving a matter arising under this Agreement; and
         (iv) when the claim seeks an order, injunction or other equitable relief against the indemnitee which if successful, could reasonably be expected to materially interfere with the business, operations, assets or condition (financial or otherwise) of the indemnitee. With respect to (ii) and (iii) that proportion of the costs of the indemnitee's own defense shall be borne by indemnitee in the same proportion as comparative liability for the claim is ultimately apportioned to lie with indemnitee.

                  (2) With respect to any claim for which an indemnitor shall indemnify any indemnitee, the indemnitor shall be subrogated to all rights of indemnitees against any and all third parties up to the amount paid by indemnitor to indemnitees or set off against an indemnitor.

                  (3)   Notwithstanding   anything  in  this  Agreement  to  the
         contrary, Shareholders shall be liable to Purchaser under this Agreement (including, without limitation, under ss.ss. 1.02 and 1.03 hereof) for any claim that would be covered by the Continuing Insurance or the E&O Insurance only after Purchaser has filed such claim with the carrier providing such coverage and then only to the extent that: (i) with respect to defense of the claim and the costs thereof, defense of the claim is not assumed by the insurer; (ii) the insurer denies coverage; or (iii) the insurance proceeds are less than the total amount of indemnified loss and expense from the claim. Without limiting the generality of the foregoing, no party shall be liable for that portion of any claim for which the other party actually receives the cost of defense or insurance proceeds covering such claim. (The deductible pertaining to any such insurance shall not be considered to be cost of defense or insurance proceeds.) Furthermore, in no event shall Shareholders be liable for any claim that would have been covered by the Continuing Insurance if Purchaser had maintained it in accordance with ss. 4.01.

                  (4) The indemnity covenants contained in this Agreement shall inure only to the benefit of Purchaser, BYA and Shareholders, respectively (and their respective employees and successors to the extent they are indemnitees), and shall not be for the benefit of any other person or entity. These indemnity provisions shall not be construed to abrogate the corporate liability shield as provided by law, to extend a right of action to any third party not otherwise available, or to enlarge the underlying liability of any indemnitor or indemnitee to any third party.

                  (5) Subject to (7) below, the maximum aggregate liability of Shareholders under this Agreement shall not exceed the sum of $2,750,000 plus the amounts paid and yet to be paid under the Notes, the Non-Compete Notes and the Contingent Notes (the "Total Maximum Purchase Price"), and Shareholders shall not be liable to Purchaser under this Agreement until and to the extent such liability exceeds $25,000 in the aggregate for all liability other than liability based upon the breach of Shareholders' warranty under ss. 2.06B with respect to collectibility of accounts receivable and work-in-process or based upon breach of the covenant set forth in ss. 4.12.

                  (6) Notwithstanding anything in this Agreement to the contrary, in no event shall Shareholders be liable under this Agreement for any liabilities quantified and reserved on the Closing Balance Sheet.

                  (7) Notwithstanding anything in this Agreement to the contrary, Shareholders shall not be obligated to make any payments under ss. 1.02 of this Agreement until January 4, 1999. Then and thereafter all obligations, if any, payable pursuant to ss. 1.02 shall be satisfied first by exercise of set-off rights under ss. 1.03 below and only after all set-off rights have been exhausted against the unpaid principal balance of the Transaction Notes in the Set-Off Order shall Purchaser have the right to demand, and Shareholder have the duty to pay, cash in an amount up to the cash amount paid at Closing ($2,750,000), plus cash payments made in satisfaction of the principal amounts of the Transaction Notes. For this purpose the principal balance of the Contingent Notes shall not be deemed to exist, except to the extent any portion or all of the principal thereof is no longer contingent.

                  1.03  Right of Set-Off

                  A. Without limiting such other rights as it may have at law or equity or by agreement (but subject to the limitations described in ss. 1.02C and this ss.1.03), Purchaser shall have the right upon fifteen (15) days' notice to Shareholders and in the Payment Ratio to set off against, and withhold from, any payment otherwise due to Shareholders as set forth in this Agreement and the Transaction Notes in the Set-Off Order: (i) any amount necessary to cure or remedy any breach, default or deficiency of performance or warranty by Shareholders under this Agreement; (ii) any amount for which Purchaser or BYA (or their employees or successors) is entitled to indemnification under ss. 1.02A; and (iii) Purchaser's or BYA's reasonable costs or expenses (including reasonable attorneys' fees) related to (i), (ii) or (iii).

                  B. Purchaser shall have the right to redirect temporarily as described below in ss. 1.03C all payments due and payable under the Transaction Notes in the event (i) it determines in good faith with a reasonable belief that its right to set-off has matured or will imminently mature with respect to any particular matter, event or condition and, (ii) within the time limits set forth in the following sentence it commences and diligently pursues an arbitration proceeding in accordance with ss. 7.16 below to determine whether there is a substantial probability that an event or condition will occur or has occurred and will cause or has caused Purchaser to be entitled to exercise its set-off rights hereunder. If the parties have a dispute involving the exercise of set-off rights, including any issue as to insurance coverage or liability exposure, then Shareholders and Purchaser shall within three (3) days of commencement of any such dispute confer in good faith in an effort to resolve the dispute; and if the parties are unable to reach agreement within ten (10) days following commencement of any such dispute, then such dispute shall be resolved by binding arbitration as provided under ss. 7.16 of this Agreement.

                  C. Pending delivery of an award in the arbitration described in ss. 1.03B, Purchaser shall have the right, in lieu of making payments directly to the Shareholders, to make all payments then due under the Transaction Notes to the registry of a court, arbitration panel or joint bank account (accessible only by the joint signatures of Purchaser and the subject Shareholder(s)), or otherwise as agreed in writing by the subject parties.



               II. REPRESENTATIONS AND WARRANTIES OF SHAREHOLDERS


                  As a material inducement to Purchaser to enter into this Agreement, and subject to the following sentence, Shareholders represent in the Payment Ratio, and, also, Shareholders warrant in the Payment Ratio, to Purchaser the truth, correctness and completeness of the matters stated or described in this Article II. The phrase "to the knowledge of Shareholders" shall be deemed to modify each and every representation given by Shareholders in ss.ss. 2.03-2.18 of this Article II; provided, however, that in each such instance it shall modify and limit only the representation made by

Shareholders, but in no way does the phrase modify, limit or otherwise affect the concurrent warranty being made by Shareholders.

                  2.01  Organization and Qualification

                  A. Except as listed in Schedule 2.01A, BYA has no subsidiary or affiliated corporations or business enterprises of any type. Schedule 2.01A sets forth as to BYA: its place of incorporation, principal place(s) of business, jurisdictions in which it is qualified to do business, and locations in which it currently maintains a place of business. BYA is a corporation duly organized, validly existing, and in good standing under the laws of California, with all requisite power and authority, and all necessary consents, authorizations, approvals, orders, licenses, certificates, and permits of and from, and declarations and filings with, all federal, state, local, and other governmental authorities and all courts and other tribunals, to own, lease, license, and use its properties and assets and to carry on the business in which it is now engaged. BYA is duly qualified to transact the business in which it is engaged and is in good standing as a foreign corporation in every jurisdiction in which its ownership, leasing, licensing, or use of property or assets or the conduct of the business makes such qualification necessary.

                  B. BYA has furnished to Purchaser its Articles of Incorporation and Bylaws and all amendments thereto, as presently in effect. BYA is not in violation or breach of, or in default with respect to, any term of its Articles of Incorporation or Bylaws in a manner which would have a material and adverse effect on BYA's business or operations and/or except as described on
Schedule 2.01B.

                  2.02  Capitalization

                  A. Schedule 2.02A correctly sets forth: (i) all authorized, issued and outstanding capital stock and all ownership interests of BYA of any type, including all options, warrants or other rights under which an ownership right of any type may be acquired; and (ii) the name and address of each owner of, or claimant to, any such right. The Shares constitute all of the issued and outstanding shares of capital stock of all classes of BYA. Except as set forth on Schedule 2.02A, each of such outstanding Shares or rights is validly authorized, validly issued, fully paid, and nonassessable, has not been issued and is not owned or held in violation of any preemptive right of Shareholders, and is owned of record and beneficially by the person so listed. There is no commitment, plan, arrangement to issue, option, warrant, security, or other right calling for the issuance of, any share of capital stock or other ownership interest in BYA or any security or other instrument convertible into, exercisable for, or exchangeable for, capital stock of, or ownership in, BYA, except as set forth in Schedule 2.02A.

                  B. Schedule 2.02B sets forth, with respect to all stock and other ownership interests or rights in BYA, all liens, security interests, pledges, charges, encumbrances, Shareholders' agreements, voting trusts, or other restriction or covenant respecting any such interest. Except as set forth on Schedule 2.02B, all the Shares are free and clear of such encumbrances or restrictions.

                  2.03  Financial Condition

                  Attached hereto as Schedule 2.03 are true and correct copies of the following: (i) unaudited, compiled balance sheets, statements of income and statements of retained earnings of BYA for the last three completed fiscal years and (ii) the unaudited, compiled balance sheet (the "Interim Balance Sheet") and statements of income and retained earnings of BYA for the period from January 1, 1997 through October 31, 1997 (collectively, the "Interim Financial Statements").

                  The  Interim  Financial   Statements  have  been  prepared  in
accordance with the Agreed Accounting Method, are correct and complete in all respects, and are in accordance with the books and records of BYA.

                  There is no fact presently known to BYA which could materially and adversely affect the financial condition, results of operations, business, properties, assets, liabilities, or future business prospects of BYA, except as otherwise agreed in this Agreement or as recorded on Schedule 2.03 or the other schedules to this Agreement and as will be quantified and reserved on the Closing Financial Statements; provided, however, that Shareholders express no representation or warranty as to political or economic matters of general applicability (except as to adverse market conditions or client relations of which either has present knowledge).

                  2.04  Tax and Other Liabilities67

                  A. Except as disclosed on Schedule 2.04, or another schedule to this Agreement dealing with liabilities, BYA has no liability of any nature, accrued or contingent, including, without limitation, liabilities for payroll and other employee taxes, federal, state, local, or foreign taxes or liabilities to customers or suppliers, other than liabilities which are reflected on the Interim Balance Sheet or will be reflected on the Closing Balance Sheet or which are incurred in the ordinary and usual course of business and/or in connection with this transaction.

                  B. Without limiting the generality of the foregoing, the amounts reserved for taxes on the Interim Balance Sheet and the Closing Balance Sheet are and will be as of their dates sufficient for all accrued and unpaid federal, state, local, employee-related and foreign taxes of BYA, whether or not due and payable, and whether or not disputed, under tax laws in effect on the Closing Date for the period ended on such date and for all fiscal years prior thereto. BYA has filed all payroll and other federal, state, local, and foreign tax returns required to be filed by it, has delivered to Purchaser a true and correct copy thereof; has paid all taxes, assessments, and other governmental charges payable or remittable by it, or levied upon it or its properties, assets, income, or franchises which are due and payable; and has delivered to Purchaser a true and correct copy of any report as to any audit or adjustments received by BYA (or any of BYA's officers concerning BYA) from any taxing authority during the past five (5) years and a statement as to any litigation, governmental or other proceeding (formal or informal), or audit or investigation pending, threatened or in prospect, with respect to any such report or the subject matter of such report.

                  C. Except otherwise provided in this Agreement, Shareholders have paid or will pay all taxes, other liabilities and Shareholders' and BYA's expenses accrued as of the Closing Date resulting from the preparation of, or the transactions contemplated by, this Agreement.

                  D.   Purchaser   will  incur  no  liability  as  a  result  of
environmental or geotechnical conditions associated with any acts, omissions, or real property ownership or leasing by BYA prior to the Effective Time.

                  2.05  Litigation and Claims

                  A. Except as set forth on Schedule 2.05: (i) there is no material litigation, arbitration, claim, governmental or other proceeding (formal or informal), or investigation pending or threatened (or any basis therefor known to Shareholders) with respect to BYA or any of its business, properties, or assets; (ii) BYA is not affected by any present or threatened strike, or other labor disturbance, or is any union currently representing, or attempting to represent, any employee of BYA as collective bargaining agent;
(iii) BYA is not in violation of, or in default with respect to, any law, rule, regulation, order, judgment, or decree, including any insurance or environmental laws or regulations. Schedule 2.05 sets forth with respect to BYA, among other matters, all past and current citations, violations, fines, judgments, decrees, orders, consent decrees or orders, and pending proceedings of any type issued since January 1, 1987, arising out of the alleged violation of any federal, state or local criminal, bidding or procurement, environmental, health and safety, insurance, licensing or labor law or regulation, or out of any alleged act or omission, negligence, intentionally wrongful act or breach of contract in the performance of services or otherwise.

                  B. Except for the liabilities included on the Closing Balance Sheet, neither BYA, nor Purchaser will incur any liability, including any environmental liability, as a result of BYA's acts, omissions, sales, litigation support services, consulting services or contractual performance prior to the Effective Time.

                  2.06  Properties and Accounts Receivable

                  A. Except as set forth on Schedule 2.06A or Schedule 2.07, BYA has good title to all properties and assets used in its business, or owned by it, free and clear of all liens, mortgages, security interests, pledges, charges, and encumbrances.

                  B. All accounts receivable and work-in-process of BYA recorded on the interim Balance Sheet are described on Schedule 2.06B, and those reflected on the Closing Balance Sheet have or will have arisen from valid transactions in the ordinary course of BYA's business, have been fully earned prior to Closing, and except as described on Schedule 2.06B, will be collected by BYA within twelve (12) months after the Closing Date, employing reasonable and customary collection procedures (i.e., the cost of measures such as legal action, referral to outside collection agency or liens shall be a charge against collections from such accounts) and any extraordinary measures agreed upon as contemplated by ss. 4.03B below. All accounts receivable and work in process of BYA recorded on the Interim Balance Sheet and the Closing Balance Sheet as of their dates were or will be fully earned as of the Effective

Time, and Purchaser will have no performance obligations for which it will not be entitled to bill (no account receivable or work in process entry represents a pre-billing except to the extent an allowance is reserved for it).

                  C. Schedule 2.06C sets forth a ledger of all properties and assets, owned, leased, or licensed by BYA, for which a value is recorded on the Interim Balance Sheet, detailing estimated value with respect to all such properties current as of the Effective Time; all such properties and assets owned by BYA as of the date of the Interim Balance Sheet are reflected on the Interim Balance Sheet; and all assets and properties owned by BYA as of the date of the Closing Balance Sheet will be reflected on the Closing Balance Sheet.

                  D. Except as noted on Schedule 2.06D, no real property owned, leased, licensed, or used by BYA lies in an area which is subject to zoning use, environmental or building code restrictions which would prohibit, and no state of facts relating to the condition of any building or property or action or inaction of a person or entity or the ownership, leasing, licensing, use or regulation or any real or personal property exists or, to BYA's knowledge will or is likely to exist which would prevent the continued leasing of such real property by Purchaser in the business in which BYA is now engaged. Purchaser will incur no environmental liability as a result of this transaction associated with any real property owned, leased or used by BYA prior to Closing.

                  2.07  Contracts and Other Instruments

                  A. Schedule 2.07 sets forth a true and correct  listing of all material contracts to which BYA is a party, including leases and licenses and all supply, distribution agency, financing or other arrangements and understandings. Shareholders have provided to Purchaser, or at Purchaser's election made available for its review, all of the items so listed and described, including, but not limited to, the following: (i) true and correct copies of all written contracts, agreements, and instruments; (ii) true and correct copies of all leases and licenses; and (iii) true and correct written descriptions of all supply, distribution, agency, financing, or other arrangements or understandings. Except as disclosed in Schedule 2.07 or Schedule 2.11, neither BYA, nor any other party to any such contract, agreement, instrument, lease, or license is now, or expects in the future to be, in violation or breach of, or in default with respect to complying with any material provision thereof and each such contract, agreement, instrument, lease, or license is in full force and is the legal, valid, and binding obligation of the parties thereto and is enforceable as to them in accordance with its terms. Except as is disclosed on Schedule 2.07, neither BYA, nor any other party to any such arrangement or understanding has given notice of termination or taken any action inconsistent with the continuance of such arrangement or understanding; and the execution, delivery, and performance of this Agreement will not materially violate any such arrangement or understanding.

                  B. Except for situations disclosed on Schedule 2.07B and for the cost of correction of which an adequate reserve is, or will be, recorded on the Interim Balance Sheet (except for those incurred in the ordinary and usual course of business) and the Closing Balance Sheet as a liability: all services rendered and products supplied by BYA prior to the Effective Time will have been in conformity with the scope of performance defined by the contract or arrangement; and no BYA client is dissatisfied with such service or products, and, no curative or corrective work, replacements or payments are necessary to render such performance legally or contractually sufficient; and, all costs for performance completed prior to Closing shall have been and will be duly recorded as of their respective dates as liabilities on the Interim Balance Sheet (except for those incurred in the ordinary and usual course of business), and the Closing Balance Sheet. Billings by BYA on each contract or arrangement shall not, as of the Effective Time, have constituted a greater percentage of total allowable billings under such contract than the percentage of work performed, or other costs accrued prior to the Effective Time, shall have constituted, of total work to be performed, or costs to be incurred, under such contracts. Except as so disclosed, no contract entered into by BYA prior to the Effective Time will be a "Loss Contract." "Loss Contract" means a contract for which fully-burdened costs to be incurred after the Effective Time in completing the contract, utilizing performance at industry standards of skill, efficiency and competence billable at Purchaser's standard rate, exceeds amounts remaining to be billed under such contract after the Effective Time.

                  C. Schedule 2.07C sets forth a description of each agreement, or understanding entered into, by any Shareholders or BYA as a condition for obtaining any consent, authorization, approval, order, license, certificate, or permit required for the consummation of the transactions contemplated by this Agreement.

                  D. Schedule 2.07D sets forth a list of BYA's order backlog as of the Effective Time. This schedule includes the customer's name, project name, dollar amount and anticipated performance dates. The backlog items listed on such schedule represent written commitments or expressions of interest by customers for the performance of services by BYA.

                  F. BYA enjoys peaceful and undisturbed possession under all leases and licenses under which it is operating. BYA is not a party to or bound by any contract, agreement, instrument, lease, license, arrangement, or understanding, or subject to any charter or other restriction, which has had, or to the knowledge of BYA is likely in the future to have, a material adverse affect on BYA's operations or business. BYA has neither engaged within the last five years in, is engaging in, nor intends to engage in any transaction with, nor has had within the last five years, now has, or intends to have any contract, agreement, lease, license, arrangement, or understanding with, any Shareholders, any director, officer, or employee of BYA, any relative or affiliate of any Shareholders or of any such director, officer, or employee, or any other corporation or enterprise in which BYA, any such director, officer, or employee, or any such relative or affiliate then had or now has a five percent (5%) or greater equity or voting or other substantial interest, other than such contracts and agreements as so listed and specified on Schedule 2.07E. There exists no contract, agreement, right or understanding material to the business or officers of BYA which is in the name of any principal, officer, director, Shareholders or any other person or entity other than Seller except as disclosed and so identified on Schedule 2.07F. Shareholders, on behalf of themselves and as authorized representatives of the lessor of the premises in Irvine, California in which BYA maintains its principal office, hereby represent and warrant that the lease for such premises is in full force and effect, rent has been paid through November 1997 and BYA does not owe or has not incurred any unpaid debt or liability to said lessor, and said lessor hereby consents to the change of control of BYA and the deemed assignment thereby of said lease. The foregoing sentence is not intended to expand any duty or obligation of Shareholders otherwise provided for in this Agreement.

                  2.08  Employees

                  A. Schedule 2.08A sets forth a description of all of BYA's pension, profit-sharing, option, other incentive plans, or any other type of employee benefit plan (as defined in Section 3(3) of the Employee Retirement Income Security Act of 1974 ("ERISA")), and all material obligations to, or arrangements with, employees for wages, salary, bonuses, incentive compensation, vacations, severance pay, insurance, or other benefits. BYA has furnished, or made available, to Purchaser true and correct copies of all documents evidencing such plans, obligations or arrangements referred to in Schedule 2.08A (or written summaries of such plans, obligations, or arrangements to the extent not evidenced by documents) and true and correct copies of all documents evidencing trusts relating to any such plans. Schedule 2.08A includes a true and correct ledger containing the name, position/title, and present rate of compensation (whether in the form of salary, bonuses, commissions, or other supplemental compensation now or hereafter payable) of each director, officer, employee or sales agent of BYA. All material notices and performance required under COBRA and other ERISA plans prior to the Effective Time have been properly given and performed. Except for BYA's pension plan, all obligations, debts and liabilities associated with BYA's employees or agents, including all of the above-referenced matters have been paid or discharged in full by BYA prior to Effective Time or will be properly reflected as liabilities on Closing Balance Sheet in accordance with ss. 2.03.

                  B. Except as described on Schedule 2.05, there is no litigation, arbitration, claim, governmental or other proceedings (formal or informal), or investigation pending, or to Shareholders' knowledge threatened (or any basis for such known to Shareholders), with respect to any such employee benefit plan, compensation arrangement or BYA's acts or omissions with respect to its employees or its work environment.

                  C. Except for BYA's pension plan and except for the liabilities recorded on the Closing Balance Sheet, neither BYA, nor Purchaser will incur any liability to, or on behalf of, BYA's employees arising out of their employment with BYA prior to the Effective Time or out of BYA's acts or omission prior to the Effective Time, including (but not limited to) any liability under ERISA or the Internal Revenue Code for obligations to, or arrangements with, employees for wages, salary, bonuses, incentive compensation, vacation pay, severance pay, insurance or other benefits, or employee taxes; for personal injury or property damage; or for discrimination, harassment, or wrongful discharge under federal, state or local laws.

                  2.09  Patents, Trademarks, Etc.67

                  Except as described in Schedule 2.09, BYA neither owns nor has pending, or is licensed under, any patent, patent application, trademark, trademark application, trade name, service mark, copyright, franchise, or other intangible property or asset (all of the foregoing being herein called "Intangibles"), and neither any Shareholder, any director, officer, or employee of BYA, any relative or affiliate of any Shareholders or of any such director, officer, or employee, nor any other corporation or enterprise in which any Shareholders, any such director, officer, or employee, or any such relative or affiliate had or now has a five percent (5%) or greater equity or voting or other substantial interest, possesses any Intangible which relates to the business of BYA. There is no right, under any Intangible, necessary to the business of BYA as presently conducted or as it contemplates conducting. BYA has neither infringed, is infringing, nor has received notice of infringement of Intangibles of others. As far as Shareholders can foresee, there is no Intangible of others which may materially adversely affect the financial condition, results of operations, business, properties, assets, liabilities, or future prospects of BYA.

                  2.10  Questionable Payments

                  Neither BYA, nor any director, officer, agent, employee, Shareholders or other person associated with, or acting on behalf of, BYA has, directly or indirectly: (a) used any corporate funds for unlawful contributions, gifts, entertainment, or other unlawful expenses relating to political activity,
(b) made any unlawful payment to foreign or domestic governmental officials or employees or to foreign or domestic political parties or campaigns from corporate funds; (c) violated any provision of the Foreign Corrupt Practices Act of 1977, (d) established or maintained any unlawful or unrecorded fund of corporate monies or other assets; (e) made any false or fictitious entry on the books or records of BYA; (f) made any bribe, rebate, payoff, influence payment, kickback, or other unlawful payment; (g) given any favor or gift which is not deductible for federal income tax purposes; or (h) made any bribe, kickback, or other payment of a similar or comparable nature, whether lawful or not, to any person or entity, private or public, regardless of form, whether in money, property, or services, to obtain favorable treatment in securing business or to obtain special concessions, or to pay for favorable treatment for business secured or for special concessions already obtained.

                  2.11  Authority to Sell

                  Shareholders and BYA have all requisite power and authority to execute, deliver, and perform this Agreement. All necessary corporate proceedings of BYA have been, or as of the Closing Date will have been, duly taken to authorize the execution, delivery, and performance of this Agreement by BYA. This Agreement has been duly authorized, executed, and delivered by
Shareholders, constitutes the legal, valid, and binding obligation of Shareholders, and, except for the duration of the noncompetition covenant of Mr. Yen in ss. 4.04 hereof, is enforceable as to them in accordance with its terms. No consent, authorization, approval, order, license, certificate, or permit of or from, or declaration or filing with, any federal, state, local, or other governmental authority or any court or other tribunal is required by Shareholders for the execution, delivery, or performance of this Agreement by them. Except as described in Schedule 2.11 hereof, no consent of any party to any material contract, agreement, instrument, lease, license, arrangement, or understanding to which BYA or Shareholders is a party, or to which it or they, or any of its or their properties or assets, are subject, is required for the execution, delivery, or performance of this Agreement (except such consents as have been obtained at or prior to the date of this Agreement, true and correct copies of which have been delivered to Purchaser). Except as described in
Schedule 2.11, the execution, delivery,
and performance of this Agreement will not violate, result in a material breach of, conflict with, or (with or without the giving of notice or the passage of time or both) entitle any party to terminate or call a default under any term of any such contract, agreement, instrument, lease, license, arrangement, or understanding, or materially violate or result in a breach of any term of the Articles of Incorporation or Bylaws of BYA, or violate, result in a breach of, or conflict with, any law, rule, regulation, order, judgment, or decree binding on BYA or any Shareholders, or to which any of their operations, business, properties, or assets are subject. Upon Closing, Purchaser will have good title to the Shares, free and clear of all liens, security interests, pledges, charges, Shareholders' agreements, and encumbrances except those, if any, expressly consented to by Purchaser in writing.

                  2.12  Restricted Professional
                      and Small Business Set-Aside Revenues

                  Schedule 2.12 sets forth the gross revenues of BYA for each of the previous two (2) fiscal years and for the period covered by the Interim Financial Statements, received from: (a) services of any type which BYA would be precluded from performing after Closing because of Purchaser's ownership of the Shares, Bylaws or regulations pertaining to the licensing or regulation of persons or corporations engaging in such business; or, (b) from contracts or subcontracts (or services otherwise performed) under Small Business Set Aside or comparable business size or racial, gender or other class-restricted programs of the Small Business Administration or other federal or state agency.

                  2.13  Loans to be Repaid

                  BYA  has  not  made  any  loans  to  Shareholders,   officers,
directors, employees or any other affiliated person or entity other than the loans set forth on Schedule 2.03 or 2.07.

                  2.14  Fictitious Names

                  Schedule 2.14 sets forth each name, other than its corporate name, under which BYA has done business or registered in any jurisdiction, together with the jurisdiction of registration of each such name.

                  2.15  Absence of Undisclosed Liabilities

                  Except as set forth in the Schedules to this Agreement or incurred in the usual and ordinary course of business, and quantified and reserved on the Closing Balance Sheet, BYA has no obligations or liabilities of any kind, fixed, accrued or contingent, including, but not limited to, obligations to perform after Closing under contracts or other commitments which would adversely affect BYA's financial condition or business.

                  2.16  Hazardous Materials

                  A. Except as disclosed on Schedule 2.16A, as of the Closing Date BYA is not in possession of, or responsible for the care, custody or disposal of, any hazardous substances, pollutants or contaminants (as those terms are defined in 42 U.S.C. ss. 9601 or under any applicable state or local law) or of any petroleum wastes or asbestos-containing materials, except for soil or groundwater samples, unused laboratory chemicals or commercially packaged supplies used in BYA's business.

                  B. In BYA's files, books and records are materially complete descriptions of all laboratory samples upon which work has been completed, including the location, composition, quantity, method of storage, intended disposal or management plan for the particular material, any contractual commitments related to continuing custody, and all costs related to BYA's responsibilities thereto.

                  2.17  Completeness of Disclosure

                  No representation or warranty by Shareholders in this Agreement contains any materially untrue statement of a material fact, or omits or will omit, to state a material fact necessary to make the statements made not misleading.

                III. REPRESENTATIONS AND WARRANTIES OF PURCHASER

                  As a material inducement to Shareholders to enter into this Agreement, Purchaser hereby makes the following representations and warranties:

                  3.01  Organization And Good Standing

                  Purchaser is a corporation duly organized, validly existing, and in good standing under the laws of the State of Delaware with full power and authority to enter into and perform each of the transactions contemplated by this Agreement.

                  3.02  Execution and Performance Authorized

                  The execution, delivery and performance of this Agreement, and all other documents and Related Agreements contemplated hereunder, have been duly approved by Purchaser's board of directors and at Closing will have been executed and delivered by Purchaser's duly authorized officers. Such execution and delivery, and the consummation by Purchaser of the transactions contemplated hereunder have been duly authorized by all necessary corporate action, and no further action is required by law, its corporate charter, Bylaws, or otherwise to authorize all action to be taken by Purchaser with respect to this Agreement and the consummation of the transactions contemplated hereunder. The Agreement and the other documents contemplated hereunder are binding and are enforceable against Purchaser in accordance with their terms.

                  3.03  Absence of Litigation

                  Except as set forth on Schedule 3.03, there is no action, lawsuit, proceeding, or investigation of any kind or nature pending or threatened against Purchaser before any court, tribunal, or administrative agency or board which Purchaser reasonably expects, individually or in the aggregate, to materially and adversely affect (i) Purchaser's solvency, (ii) its ability to perform hereunder, or (iii) to render any one or more of the transactions contemplated hereunder void or voidable.

                  3.04  No Other Default

                  The execution and delivery of this Agreement by Purchaser, and the consummation of the transactions contemplated hereunder, will not conflict with, or violate, or require any consent under, and will not result in any breach or termination of Purchaser's corporate charter, Bylaws or minutes, or any agreement to which Purchaser is a party, or by which any of its property is subject, or by which it is bound.

                  3.05  Permits and Filings

                  There is no requirement applicable to Purchaser to make any further filing with, or to obtain any permit, authorization, consent or approval of any governmental or other regulatory authority as a condition of the lawful consummation of the transactions contemplated under this Agreement.

                  3.06  Absence of Lien

                  The monies and promissory notes to be paid or delivered by Purchaser under ss. 1.01 shall be paid by Purchaser and received by Shareholders free and clear of any lien, charge or encumbrance arising out of any agreement or instrument to which Purchaser is subject or by which its properties are bound.

                  3.07  Solvency

                  At Closing and after payment of the purchase price as required under ss. 1.01, Purchaser will be, and will remain, solvent under all applicable federal and state laws and regulations. Purchaser will not intentionally cause its business to be conducted in a manner that results in its becoming insolvent; provided, however, that consistent with the foregoing, this covenant shall not restrict the future business decisions of Purchaser which relate to its or to BYA's business.

                  3.08  Corporate Documents

                  Purchaser has furnished to Shareholders its Certificate of Incorporation and a Certificate of Good Standing in Delaware dated within thirty
(30) days of Closing and evidence of Purchaser's qualification as a foreign corporation in California.

                  3.09  Purchase for Investment Purposes Only

                  Purchaser is acquiring the Shares from Shareholders for investment purposes only and not with the view to the resale or distribution thereof. Purchaser is an "accredited investor" under the regulations promulgated under the Securities Act of 1933 as amended. Purchaser has not received any representations or warranties from BYA or Shareholders other than those contained in this Agreement and the attached schedules and/or exhibits hereto. Purchaser represents and warrants that it has such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of its investment. Purchaser understands and acknowledges that the Shares have not been registered under the Act or under any state securities acts as may be applicable and are being sold to Purchaser pursuant to an exemption from registration under said Act. Shareholders' reliance upon such exemption, is predicated upon Purchaser's representations and warranties contained herein. In this regard, Purchaser understands and agrees that there may be affixed to the certificates representing the Shares a legend advising of the unregistered, restricted nature of the Shares.

                  3.10  Reliance on ATC Public Information

                  The information filed since February 27, 1997, by Purchaser with the Securities and Exchange Commission pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 are materially accurate, complete and not misleading.

                  3.11  Springing Representation and Warranty

                  The information set forth in the draft Offering Memorandum, subject to completion, with respect to $100,000,000 in Senior Subordinated Notes due 2007, in the form attached hereto as Exhibit 3.11-A and supplemented by the information attached hereto as Exhibit 3.11-B is materially accurate, complete and not misleading. The merger (the "Acquisition Merger") of Purchaser and Acquisition Corp., a Delaware corporation referred to in said Offering Memorandum, shall not be completed prior to January 3, 1998.

                                  IV. COVENANTS

                  4.01  Insurance

                  For a period of at least three (3) years following Closing, Purchaser shall cause BYA to continue to carry insurance against risks similar to that provided in BYA's insurance coverage as of the date of Closing and with coverage limits not less than $10,000,000 and a deductible not greater than $250,000 (the "Continuing Insurance"). Prior to or concurrent with Closing, Shareholders shall purchase and maintain in force an extended period of BYA's current Errors and Omissions (Professional) Liability Policy ("E&O Insurance") for a period of three (3) years following Closing.

                  4.02  Release by Shareholders

                  Effective at Closing, each Shareholder hereby releases and waives all claims he now has against BYA, or the Shares for any past compensation, bonus, distribution, dividend, or other consideration or claim for payment from any cause that may have otherwise been due such Shareholders at the time of Closing, except that Glenn Tofani does not waive his right to payment under the BYA 401(k) profit sharing plan and neither of the Shareholders waives any right to payment under BYA's pension plan.

                     4.03 Collection of Accounts Receivable

                  A. Any account receivable recorded on the Closing Balance Sheet or work in process for which revenue is recorded on the Closing Balance Sheet and warranted as collectible under ss. 2.06B, which has not been collected by Purchaser within twelve (12) months after Closing, shall be deemed to be uncollected and uncollectible by Purchaser or BYA, except as Purchaser shall otherwise agree in writing. Accounts or work-in-process may also be deemed uncollectible by agreement of the parties as provided in ss. 4.03B. All uncollected accounts and work-in-process shall be subject to Purchaser's set-off rights under ss. 1.03 (or, if set-off is not available, then by Purchaser's indemnification and repayment rights under ss. 1.02). Purchaser's set-off rights shall be applicable for uncollected accounts or work in process at the earlier of: (i) twelve (12) months after the Closing Date; or, (ii) such earlier time as the account is agreed to be uncollectible by Shareholders under this ss. 4.03. Upon such remedy, the account shall be assigned to Shareholders.

                  B. Purchaser shall provide Shareholders with a monthly aging report of the purchased accounts receivable and work-in-process, together with contact log summary of problem accounts. If, at any time, Purchaser determines that measures in addition to Purchaser's customary collection procedures (e.g., measures, such as mechanics lien, legal action, or referral to collection agency) should be employed on a specific account to obtain collection, Purchaser shall notify Shareholders in writing of the measures proposed to be taken. If Shareholders agree in writing that the proposed extraordinary measures should be taken, or if Shareholders deem such action to be necessary without notice from Purchaser, Shareholders shall notify Purchaser in writing of their agreement to such measures. Shareholders' agreement to the employment of extraordinary collection measures shall constitute their agreement to having the cost of such measures subject to remedy by set-off or refund, if set-off is not available pursuant to this Agreement.

                  C. At any time the parties may, by mutual written agreement, deem an account uncollectible, Purchaser shall assign it to Shareholders and subject it to remedy under ss. 1.03 or, if set-off is not available, a claim for refund under ss. 1.02. Upon written notice to Purchaser, Shareholders may request to have any account receivable which is uncollected assigned to Shareholders. Purchaser shall not unreasonably deny such request. Such request by Shareholders for assignment shall constitute Shareholders' agreement to subject it to remedy under ss. 1.03 or, if set-off is not available, a claim for refund under ss. 1.02.

                  4.04  Noncompetition

                  A. As consideration for the Notes, the Non-Compete Notes and the Contingent Notes, for a period of twenty (20) years after Closing Date Mr. Yen shall not, and for a period commencing on the Closing Date and ending two
(2) years after the Closing Date, Mr. Tofani shall not:

                  (1) Noncompetition. Within the regulated zone, either directly or indirectly, perform-for-hire or participate in any business or enterprise (including a sole proprietorship consisting of only Messrs. Yen or Tofani), which performs the same or similar services in which BYA has been engaged within one (1) year prior to the Effective Time, other than for BYA or Purchaser, without the express written consent of Purchaser. The "regulated zone" means Orange, Los Angeles, San Diego and Ventura Counties. The services which BYA has been performing, within one (1) year prior to the Effective Time include (but are not necessarily limited to): all specialties and subspecialties associated with any and all geotechnical and environmental services and capabilities.

                  (2) Nondisclosure. Use for his benefit, or disclose, communicate or divulge to, or use for the direct or indirect benefit of any person, firm, association or company other than BYA or its affiliates, any confidential information regarding the business methods, business policies, procedures, techniques, research, or development projects or results, trade secrets, customers, clients, or any other confidential information relating to, or dealing with, the business operations of BYA, Purchaser or their affiliates.

                  (3) Nonsolicitation - Employees. Either directly or indirectly, for himself or any person or entity other than BYA or Purchaser hire or induce or attempt to induce any employee or former employee of BYA, Purchaser or their affiliates to terminate such employment. An "employee" shall be considered a "former employee" for a period of one (1) year following termination of employment with BYA, Purchaser or their affiliates.

                  (4) Nonsolicitation - Customers. Within the regulated zone, and with respect to any customer with whom he has developed a relationship, or about whom he acquired knowledge of its needs, preferences, pricing or other information of material competitive value while associated with BYA, within any location where anyone BYA performed services for or sent a proposal to is doing business: directly or indirectly, on behalf of himself or any third parry, make any sales contact with, or solicit, or accept business from, any customers, provided, however, that this restriction shall apply only to products or services which are competitive with those of BYA within one
         (1) year prior to the Effective Time.

                  (5) Use of Names. Within the regulated zone, except for the benefit of BYA, Purchaser, or their affiliates, use the name "Bing Yen & Associates" or "BYA" or any customarily utilized portion or abbreviation thereof as a business name, either alone, or in conjunction with, other words, or represent to any potential client that they are the "old" or "real" BYA or Bing Yen & Associates.

                  B. Except as otherwise defined in this section, or as the context otherwise plainly requires, terms used in this section shall have the same meaning as elsewhere in this Agreement. Undefined terms shall have their ordinary meaning. The term "participate in" means "directly or indirectly, for his or their own benefit, or for, with, or through any other person or entity, own, manage, operate, control, loan money to, give money to, or participate in the ownership (except as a noncontrolling owner of less than 5 percent of the stock of a publicly held corporation), management, operation, or control of, or be connected as a director, shareholder, officer, employee, partner, member, advisor, joint venturer, consultant, agent, independent contractor, or otherwise with, or acquiesce in the use of his name in."

                  C. Messrs. Yen and Tofani agree that the restrictive covenants of this ss. 4.04 are reasonable in scope and duration and are necessary to protect the bona fide confidential business information of BYA, its contracts, its customer and employee relationships, its assets, its good will and the value of the Shares. They expressly agree that the customer names and other customer and business information, both developed by BYA before Closing, or developed by BYA or Purchaser after Closing, is proprietary, and Messrs. Yen and Tofani agree that a breach of any of these provisions will be subject to ss.ss. 1.03, 7.03 and 7.16 of this Agreement.

                  D. If any restrictive covenant contained in this ss. 4.04 shall be deemed by a court or arbitrator to be invalid, illegal, or unenforceable under the laws of any jurisdiction, by reason of the extent, duration, or geographical scope thereof or otherwise, the balance of this section shall remain in effect in such jurisdiction, and the entire agreement shall remain in effect in all jurisdictions in which such provision is lawful and enforceable. If any such provision is unenforceable as to any circumstance, it shall nevertheless remain applicable to all other circumstances. The court or arbitrator shall be authorized to reform such provision by reducing such extent, duration, geographical scope, or other provisions hereof, or otherwise modifying or limiting such provision to the minimum extent necessary to render such provision enforceable, and in its reformed form such restriction shall be enforceable in the manner contemplated hereby.

                  E. The covenants, restrictions and limitations imposed upon Messrs. Yen and Tofani under this ss. 4.04 are conditioned upon, and shall remain in effect, only so long as there shall be no failure by Purchaser, its successors and assigns, to make any one or more of the payments as and when due and within any applicable grace periods under the Transaction Notes, provided that Purchaser's recourse to the set-off provisions of ss. 1.03 or to any provision of law which permits a party to withhold performance following a material first breach by the other parry shall not constitute breaches or violations of this Agreement under this paragraph. Without limiting the generality of the foregoing, any breach by a Shareholder of this ss. 4.04 shall be subject to arbitration as provided in ss. 7.16 to determine the extent of damage suffered by Purchaser and/or BYA and the application of all applicable indemnification and set-off rights under ss.ss. 1.02 and 1.03 hereof.

                  F. Nothing contained in this ss. 4.04 shall be construed to prohibit Shareholders from teaching in, or otherwise being retained or employed by, a university, college or high school to teach geotechnical, environmental, engineering and related subjects.

                  4.05  Public Statements

                  Before Shareholders, or either of them shall release any information concerning this Agreement or the transactions contemplated by this Agreement which is intended for, or may result in, public dissemination thereof, they shall cooperate with Purchaser, shall furnish drafts of all documents or proposed oral statements to Purchaser for comments, and shall not release any such statement or information without the written consent of Purchaser. Nothing contained herein shall prevent Shareholders from furnishing any information to any governmental authority, if required to do so by law.

                  4.06  Books, Records, Access to Information, Cooperation

                  A. Each party shall provide to the other, with reasonable promptness following a request in writing not to exceed ten (10) business days, such information and data with respect to (1) BYA's business before the Effective Time, (2) this transaction and (3) the parties' ongoing representations, warranties, covenants and agreements after the Effective Time pursuant to this Agreement, as may from time-to-time reasonably be requested by the other party. In the event either Purchaser, or any Shareholder is required to prepare audited statements, or to produce or compile information for a government agency which requires access to information or for any other reasonable purpose, including the verification of any information provided to the other party relative to this Agreement, the parties shall allow the other party reasonable access to records, including the nonproprietary working papers of the other party's accountants, and to provide reasonable cooperative assistance in the preparation of reports, documents, etc. without charge, except for reimbursement of any actual out-of-pocket expenses, exclusive of the cost of in-house staff time. Notwithstanding the foregoing, in the event that a party is, or anticipates becoming, a party to litigation, this ss. 4.06 or any other provision of this Agreement shall not be construed to require such party to provide information to the other which could prevent such party from making a bona fide claim of attorney/client privilege or such other privileges as may be applicable with respect to such information.

                  B. Except for archived job files, neither party shall intentionally dispose of or destroy any of the records of BYA in its possession, except in conformity with the procedures set forth in this section. If a party wishes to dispose of or destroy any of such records, it shall first give thirty
(30) days' prior written notice to the other party of the action it intends to take, and the other party shall have the right, at its option and expense, upon prior written notice to the notifying party within such thirty-day period, to take possession of such affected records within thirty (30) days after the date of the notice of intent to take possession.

                  C. Each party shall exercise reasonable care in the care, custody and maintenance of the records of BYA in its possession. A party shall be responsible for actual damage caused to the other party only as a result of its negligence or intentionally wrongful act in maintaining the records. Neither party shall have liability to the other party or any other person as a consequence of the nonexistence of any record, or such party's inability to locate any record, unless the loss or destruction of the record is proven, by clear and convincing affirmative evidence, to have been due to the allegedly possessing party's negligence or intentionally wrongful act.

                  4.07  Bankruptcy

                  For a period of one (1) year after Closing, no party to this Agreement shall file an application or petition for voluntary bankruptcy under the United States Bankruptcy Code or any application under any similar state or federal statute.

                  4.08  Transaction Costs and Expenses

                  Purchaser, on the one hand, and Shareholders and/or BYA, on the other hand, shall each pay or cause to be paid their own respective costs incurred in connection with this transaction, including, without limitation, all brokerage, finders, legal, accounting, auditing and appraisal fees in negotiating and preparing this Agreement and in consummating, closing and carrying out the transactions contemplated hereby. Any costs to be charged to BYA shall be included on the Closing Balance Sheet and included in the Equity Value determination.

                  4.09  Delivery of Property

                  Purchaser and Shareholders shall each use their best efforts to avoid opening mail or deliveries which rightfully belong to the other and shall turn over to the other any property received by the party, including checks or money, belonging to the other within twenty-four (24) hours after determining its rightful ownership.

                  4.10  Related Agreements

                  Mr. Tofani and BYA shall execute and deliver at Closing the Related Agreements referenced in ss. 5.01 which require execution by them in accordance with their terms.

                  4.11 Continuing Cooperation, Reporting of Changes, Breaches
                       and Status

                  The parties shall cooperate in good faith following Closing to secure to each other the benefits and performance to be provided by this Agreement and to promptly execute such documents or instruments as shall be reasonably requested by another party, without charge, to that end. At any time or times on or after Closing, Shareholders, BYA, and Purchaser shall execute, acknowledge, and deliver any and all further assurances, documents, and instruments reasonably requested by the other in order to effectively convey the Shares and all ownership thereof free and clear of encumbrances or title defects, except as expressly authorized herein and shall take any other action consistent with the terms of this Agreement that may reasonably be requested by the other party in order to effectuate the purposes and intent hereof. Promptly after becoming aware, the parties shall each advise the other in writing of (i) the occurrence of any event which renders any of the representations or warranties set forth herein inaccurate in any material respect, and (ii) the failure of the party to comply with or accomplish any of the covenants or agreements set forth herein in any material respect.

                  4.12  Profit Sharing Plan

                  Shareholders assume all cost, expense and liability for correcting any underfunding of BYA's pension plan. Shareholders waive any and all statutes of limitation with respect to this covenant. The limitations imposed by ss.ss. 7.04 and 1.02C(5) shall not apply to this section ss. 4.12.

                  4.13  Cooperation Regarding Contingent Achievement

                  A. Until an average of at least Three Million Dollars ($3,000,000) in "Net Revenue" in any one or more twelve-month period (as described in the Contingent Notes) has been achieved (the "Net Revenue Target"), or three (3) years after the Closing Date has passed, whichever occurs first (collectively, the "Achievement Period"), Purchaser shall cause Mr. Yen to be employed as BYA's president and CEO at an annual salary of One Hundred Forty Thousand Dollars ($140,000). In such capacities Mr. Yen shall report to Purchaser's president, or, in his absence, Purchaser's president's designee. BYA shall pay to Mr. Yen for a period of three (3) years so long as Mr. Yen is an employee of BYA, $300 per month as a car allowance. Notwithstanding the foregoing, Mr. Yen's employment as BYA's president and CEO is subject to the provisions of ss. 4.13B. During the Achievement Period, Purchaser covenants that it shall not, and that it shall cause BYA's board of directors to not, interfere with BYA's business or business operations as conducted by Mr. Yen and the other BYA officers, including, without limitation, efforts to achieve the Net Revenue Target, as long as such business and business operations are conducted in a manner which is consistent with BYA's past practices. Notwithstanding the foregoing provisions of this ss. 4.13A, Mr. Yen agrees that all fixed fee contracts over $150,000 and other contracts estimable in good faith to exceed $150,000 must be approved by the president of Purchaser or the president's designee, which approval shall not be unreasonably withheld or delayed. Without limiting the general applicability of ss. 7.03 below, Purchaser acknowledges the applicability of said ss. 7.03 to this ss. 4.13.

                  B. Notwithstanding the foregoing provisions of this ss. 4.13A:
(1) Mr. Yen's employment with BYA shall be on an "at will" basis terminable by BYA or by Mr. Yen at any time without affecting the terms and conditions of the Contingent Notes; provided, however, that upon any noncompliance by Purchaser of its covenants under ss. 4.13A, or termination by BYA of Mr. Yen's employment for reasons other than as described in ss. 4.13(B)(2) or for Mr. Yen's noncompliance with ss. 4.13C(1), the entire unpaid maximum principal amount of the Contingent Notes shall be immediately paid to Shareholders irrespective of whether or not the Net Revenue Target has been achieved; and (2) should Mr. Yen die or become disabled for a period of six (6) or more consecutive months during the Achievement Period, he and his beneficiaries and heirs shall still be paid the entire unpaid principal amount due to him under the Contingent Notes, but only if and when owed thereunder.

                  C.  Notwithstanding the foregoing provisions of this ss. 4.13,
(1) Mr. Yen shall be required while employed by BYA to work at least forty (40) hours per month for one full year from the Closing Date, and (2) if Mr. Yen terminates his employment at any time during the first year after the Closing Date for reasons other than as described in ss. 4.13B or other than any noncompliance by Purchaser under ss. 4.13A, Mr. Yen shall no longer be eligible for payments under the Contingent Notes issued to him, such Contingent Note shall thereupon terminate and Mr. Yen shall cancel and assign such Contingent Note back to Purchaser.

                  4.14  BYA Employee Bonuses

                  On or before December 13, 1997, Purchaser shall cause BYA to pay to its employees the sum of $50,000 as a December bonus. Mr. Yen in consultation with other officers of BYA shall determine who such bonus will be paid to and in what amounts. Such bonus will not be used to provide additional compensation to the Shareholders.

                  4.15  Receipt of Notices

                  Purchaser shall deliver or cause to be delivered to Shareholders all notices delivered or to be delivered to holders of the Senior Subordinated Notes identified in Exhibit 3.11-A within the time frames required for the delivery of such notices to the holders of such Senior Subordinated Notes.

                  4.16  Transaction Notes Are Senior Indebtedness

                  Subject only to the effectiveness of the Acquisition Merger, Purchaser hereby represents, warrants and covenants for all purposes that the Transaction Notes are Senior Indebtedness as referred to in Exhibit 3.11-A hereto.

                  4.17  Acceleration of Tofani Note, Transaction Notes

                  A. Shareholders are accepting the Transaction Notes, including without limitation their amount, terms and conditions, based in material part on the material accuracy and completeness of the information set forth in the Offering Memorandum, subject to completion, with respect to $100,000,000 in principal amount of Senior Subordinated Notes due 2007, in the form attached hereto as Exhibit 3.11-A and supplemented by the information attached hereto as
Exhibit 3.11-B. In the event both the Acquisition  Merger is effected and either
(a) such Senior Subordinated Notes as finally issued, or the information in such Offering Memorandum as finally distributed, are/is different from the form and description attached as Exhibits 3.11-A and 3.11-B hereto in a manner which materially and adversely affects Purchaser's ability to meet its obligations as set forth in the Transaction Notes or (b) there is any unwaived or uncured default under said Senior Subordinated Notes subsequent to any applicable grace period, then either of the Shareholders or other holders of the Transaction Notes shall have the right to give ten (10) calendar days written notice of default under the Transaction Notes to Purchaser, whereupon the entire principal balance of the Transaction Notes and all accrued and unpaid interest thereon shall become immediately due and payable at the option of the applicable Shareholder or the then holder of the Transaction Notes.

                  B. Shareholders are accepting the Transaction Notes, including without limitation their amount, terms and conditions, based in material part on the material accuracy and completeness of the information filed by Purchaser since February 28, 1997, with the Securities and Exchange Commission pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934. In the event such information is inaccurate, incomplete or misleading in a manner which materially and adversely affects Purchaser's ability to meet its obligations as set forth in the Transaction Notes, then either of the Shareholders or other holders of the Transaction Notes shall have the right to give ten (10) calendar days written notice of default thereof to Purchaser, whereupon the entire principal balance of the Transaction Notes and all accrued and unpaid interest thereon shall become immediately due and payable at the option of the applicable Shareholder or the then holder of the Transaction Notes.

                  C. If Purchaser fails to pay in full when due any installment of principal and interest under the Tofani Note or any of the Transaction Notes, or in the event of Purchaser's insolvency or bankruptcy under any applicable federal or state laws or regulations, or in the event Purchaser materially defaults or breaches its warranty, performance or obligation under any material provision of Articles III or IV of this Agreement, undertaken, made or to be performed by Purchaser hereunder, then either of the Shareholders or other holders of the Tofani Note or any of the Transaction Notes shall have the right to give written notice of default thereof to Purchaser. In the event Purchaser fails to cure any such default within ten (10) calendar days following delivery of such written notice to Purchaser, the entire principal balance of the Tofani Note and the Transaction Notes and all accrued and unpaid interest thereon shall become immediately due and payable at the option of the applicable Shareholder or the then current holder of the Tofani Note and the Transaction Notes, respectively.

                  D. Subject to the limitations described in the following sentence, following the Acquisition Merger the entire principal balance of the Transaction Notes and all accrued and unpaid interest thereon shall be paid prior to payment of any principal on the Senior Subordinated Notes described in
Exhibit 3.11-A hereto. Any principal or interest on the Non-Compete Notes and the Contingent Notes not otherwise then due and payable at the time of principal prepayment on said Senior Subordinated Notes shall be paid by Purchaser into a trust (administered by a bank or trust company licensed in California with the cost to be paid by Purchaser) for the benefit of Shareholders and Purchaser to disburse the amounts paid into said trust to Shareholders and Purchaser in accordance with the conditions precedent and subsequent, and subject to the rights of acceleration, set-off, withholding and arbitration in this Agreement and the Non-Compete Notes and Contingent Notes in the same manner as though no prepayment of principal on said Senior Subordinated Notes had been made. Notwithstanding the foregoing sentences, Purchaser shall have no duty to pay or prepay any principal or interest on the Transaction Notes not then due and payable in the event principal on said Senior Subordinated Notes is (i) refinanced to reduce the interest rate thereon (and therewith other minor revisions to the provisions thereof may be made which do not materially adversely affect Purchaser's ability to pay the Transaction Notes) or (ii) reduced in whole or in part with the proceeds of an offering of equity securities by Purchaser.

                              V. RELATED AGREEMENTS


                  5.01  Related Agreements

                  The following related agreements (the "Related Agreements") shall be executed at Closing by the applicable parties:

                  A.  An Employment Agreement between Glenn Tofani and BYA; and

                  B.  An Employment Agreement between Larry Taylor and BYA.

                                   VI. CLOSING


                  6.01  Closing, the Closing Date, and Effective Time

                  Closing of the transactions contemplated hereunder ("Closing") shall take place at the offices of McDermott, Will & Emery, 2049 Century Park East, 34th floor, Los Angeles, California, 8:30 a.m., November 26, 1997 unless otherwise agreed in writing among the parties hereto (the "Closing Date"). The effective time for the consummation of the transactions contemplated in this Agreement to occur "at Closing" or "on the Closing Date" shall be 11:59 p.m. on the Closing Date (the "Effective Time").

                  6.02  Shareholders' Obligations at Closing

                  At or prior to Closing, Shareholders shall deliver, or cause to be delivered, to Purchaser, in form satisfactory to Purchaser, the following:

                  A. Stock certificates for all of the Shares, duly assigned to Purchaser by Shareholders and their spouses, if any.

                  B. A true copy of the Minutes of the Meeting of BYA's Board of Directors authorizing the execution, delivery, and performance of this Agreement and any Related Agreement to which BYA is a party and designating the officers entitled to execute it.

                  C. A Certificate of Good Standing for BYA issued within twenty
         (20) days prior to the Closing Date by the Secretary of State of California.

                  D. All other schedules, certificates, and other documents required by this Agreement to be delivered by Shareholders on or before Closing.

                  E. Their resignations as directors of BYA.

                  6.03  Purchaser's Obligations at Closing

                  At or prior to Closing, Purchaser shall deliver or cause to be delivered to Shareholders, in executed form satisfactory to Shareholders, the following:

                  A. The cash payable pursuant to ss. 1.01B(1).

                  B. The Notes, Non-Compete Notes and Contingent Notes.

                  C. A Certificate of Good Standing for Purchaser from the Secretary of State of Delaware as of a date not more than twenty (20) days prior to the Closing Date.

                  D. A true copy of the Minutes of the Meeting of the Board of Directors of Purchaser authorizing its execution, delivery, and performance of this Agreement and designating the office entitled to execute it.

                  E. All other schedules, certificates, and other documents required by this Agreement to be delivered by Purchaser on or before Closing.

                               VII. MISCELLANEOUS

                  7.01  Brokerage Fees and Shareholders' Legal Fees

                  A. BYA acknowledges that Global Capital Markets, Incorporated acted as a broker for BYA relative to this transaction. Subsequent to the Closing, Shareholders shall indemnify and hold harmless BYA and Purchaser from any liability for any commission to Global Capital Markets, Incorporated, regardless of when such commission was or will be earned. BYA and Shareholders acknowledge that Carlsmith Ball, Wichman, Case & Ichiki acted as legal counsel for BYA and Shareholders relative to this transaction. Subsequent to the Closing Shareholders shall indemnify and hold harmless BYA and Purchaser from any liability for the obligation to pay any fee to Carlsmith, Ball, Wichman, Case & Ichiki.

                  B. Purchaser acknowledges that Goldmark Advisers, Inc. acted as a broker for Purchaser relative to this transaction, and Purchaser further acknowledges that it is obligated to pay Goldmark Advisers, Inc. a commission for such services. Purchaser agrees to pay such commission and to indemnify and hold harmless Shareholders from any liability for the obligation to pay such commission to Goldmark Advisers, Inc.

                  C. Except for such brokerage  arrangements specified in ss.ss.
7.01A and B, neither Purchaser nor BYA nor Shareholders have consented to or authorized any broker or third party to act on their behalf, directly or indirectly, as a broker or finder in connection with the transaction contemplated by this Agreement. In the event any claim is made for a broker's or finder's fee other than that described in ss.ss. 7.01A and B in connection with the transactions contemplated hereunder, the party responsible for retaining or securing said broker or finder shall be solely responsible for the payment of any broker's or finder's fees incurred as a result thereof. Further, the responsible party shall indemnify the other party against any loss or liabilities by reason of such broker's or finder's fees.

                  7.02  Further Actions

                  At any time and from time to time, each party shall, at its or his expense, take such actions and to execute and deliver such documents as may be reasonably necessary to effectuate the purposes of this Agreement.

                  7.03  Availability of Equitable Remedies

                  Since a breach of the provisions of this Agreement could not adequately be compensated by money damages, either Purchaser, or either of Shareholders shall be entitled, in addition to any other right or remedy available to it or them, to a temporary restraining order, preliminary injunction and an injunction restraining such breach or threatened breach and to specific performance of any such provision of this Agreement, and the parties hereby consent to the issuance of such an injunction and to the ordering of specific performance without the requirement of a bond or proof of immediate and irreparable harm.

                  7.04  Limitation on Survival of Representations and Warranties

                  Except as otherwise provided in this Agreement or construed by its context, the representations and warranties contained in, or made pursuant to, this Agreement shall survive the Closing Date for a period of three (3) years, irrespective of any investigation made by or on behalf of any party.

                  7.05  Modification

                  The Agreement and the Exhibits, Schedules, and Related Agreements hereto set forth the entire understanding of the parties with respect to the subject matter hereof, supersede all existing agreements among them concerning such subject matter, and may be modified only by a written instrument duly executed by each party.

                  7.06  Notices

                  All notices, elections, reports or other correspondence required or permitted hereunder shall be in writing and given or delivered by certified mail, postage prepaid, delivered by overnight express courier, delivery fees prepaid, or transmitted by fax with receipt confirmed, to the party to whom directed at the below specified addresses:

                  If to Purchaser:

                  ATC GROUP SERVICES INC.
                  104 E. 25th Street, Tenth Floor
                  New York, New York  10010-2917

                  If to Shareholders:

                  Mr. Bing Yen
                  17701 Mitchell North
                  Irvine, California  92614

                  Mr. Glenn Tofani
                  17701 Mitchell North
                  Irvine, California  92614

                  Any such notice shall be deemed given one (1) business day following receipt thereof. The address of a party may be changed in accordance with the notice provisions of this section.

                  7.07  Waiver

                  Any waiver by any party of a breach of any provision of this Agreement shall not operate as or be construed to be a waiver of any other breach of that provision or of any breach of any other provision of this Agreement. The failure of a party to insist upon strict adherence to any term of this Agreement on one or more occasions will not be considered a waiver or deprive that party of the right thereafter to insist upon strict adherence to that term or any other term of this Agreement. Any waiver must be in writing.

                  7.08  Binding Effect

                  The provisions of this Agreement shall be binding upon, and inure to, the benefit of Purchaser and its respective successors and assigns, and Shareholders and their assigns, heirs, and personal representatives, and shall inure to the benefit of the indemnitees and their respective successors, assigns, heirs, and personal representatives.

                  7.09  No Third-Party Beneficiaries

                  This Agreement does not create, and shall not be construed as creating, any rights enforceable by any person not a party to this Agreement (except as provided in ss. 7.08).

                  7.10  Severability

                  If any provision of this Agreement is invalid, illegal or unenforceable, the balance of this Agreement shall remain in effect, and if any provision is inapplicable to any person or circumstance, it shall nevertheless remain applicable to all other persons and circumstances.

                  7.11  Headings; Gender

                  The headings of this Agreement are solely for convenience of reference and shall be given no effect in the construction or interpretation of this Agreement. Each reference to the masculine, feminine or neuter gender shall include reference to all other genders unless the context otherwise requires.

                  7.12  Governing Law

                  To the extent permitted by law, this Agreement shall be governed by and construed in accordance with the laws of the State of California without giving effect to conflict of laws. To the maximum extent permitted by law, any action or proceeding initiated by Purchaser, any Shareholders, any indemnitee, or any other party claiming rights under this Agreement shall be brought in an appropriate state or federal court in Orange County, California, and any person claiming rights under this Agreement consents to the jurisdiction and proper venue of such forum.

                  7.13  Separate Counterparts

                  This  Agreement  is  being   executed  in  several   identical
counterparts, each one of which shall be considered an original and all of which when taken together shall constitute but one instrument.

                  7.14  Incorporation of Recitals, Exhibits and Schedules

                  All exhibits and schedules attached hereto are incorporated herein by this reference and expressly made a part of this Agreement.

                  7.15  Obligations in Payment Ratio

                  Notwithstanding anything in this Agreement to the contrary, the representations, warranties, covenants, and agreements of Shareholders in this Agreement are made in proportion to the Payment Ratio, and Shareholders shall only be liable to Purchaser in the Payment Ratio for any liability under this Agreement.

                  7.16 Arbitration; Attorneys' Fees; Undisputed Actions for Payment

                  In the event there shall arise any dispute or claim in law or equity arising out of this Agreement, or any breach thereof, or any resulting transaction between the parties under this Agreement, the parties specifically agree that such dispute shall be submitted to and decided by a neutral, binding arbitration of three (3) arbitrators selected in accordance with the procedures of the American Arbitration Association at a location mutually agreed to in writing by the parties, or if they cannot agree, at the office of McDermott, Will & Emery, Newport Beach, California and in accordance with the Commercial Arbitration Rules of the American Arbitration

Association and not by court action, except as provided by California law for judicial review of arbitration proceedings, with appropriate recovery of costs, escrow fees, attorneys' and arbitration fees being awarded and apportioned by the arbitrators in accordance with the comparative fault awarded by the arbitrators. Judgment of the award rendered by the arbitrators may be entered in any court having jurisdiction thereof. Anything in the foregoing notwithstanding, in the event either of the Shareholders or the holder thereof has given written notice of default to Purchaser under the Tofani Note or any of the Transaction Notes and Purchaser fails to dispute the merits of such written demand within ten (10) calendar days following delivery of such written notice to Purchaser, then such Shareholder or holder shall have the right to proceed to enforce his or its rights under the subject instrument(s) in any court of competent jurisdiction without proceeding to arbitration in accordance with this paragraph.

                  7.17  Opportunity to Cure

                  All parties to this agreement shall be afforded a period of ten (l0) days following notice thereof to cure any alleged breach of this Agreement.

                  IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the date first set forth above.


ATC GROUP SERVICES INC.                             BING YEN & ASSOCIATES, INC.


By:   /s/ Nicholas J. Malino                          By: /s/ Bing Yen
   -------------------------                             ----------------------
   Name:  Nicholas J. Malino                                  Bing Yen
   Title: Senior Vice President                               President and CEO


                                                           /s/ Bing Yen
                                                         ----------------------
                                                                        BING YEN


                                                           /s/ Glen Tofani
                                                         ----------------------
                                                                     GLEN TOFANI

                                                                   EXHIBIR 10.26

                            STOCK PURCHASE AGREEMENT


         This agreement (the "Agreement") is entered into as of the 4th day of November, 1997, by and among ATC GROUP SERVICES INC., a Delaware corporation with its principal office at 104 East 25th Street, New York, New York 10010 (the "Purchaser"); CONNING INSURANCE CAPITAL LIMITED PARTNERSHIP II, a Delaware limited partnership with its principal office at City Place II, 185 Asylum Street, Hartford, CT 06103 ("Conning II"); CONNING INSURANCE CAPITAL INTERNATIONAL PARTNERS II, a Cayman Island limited partnership with its principal office at City Place II, 185 Asylum Street, Hartford, CT 06103
("Conning Intl. II"); CULLINANE & DONNELLY VENTURE PARTNERS, LIMITED PARTNERSHIP, a Connecticut limited partnership with its principal office at One Century Tower, 265 Church Street, New Haven, CT 06510 ("Cullinane"); LAWYERS TITLE ENVIRONMENTAL INSURANCE SERVICES AGENCY, INC., a Virginia corporation with its principal office at 6630 West Broad Street, Richmond, VA ("LTEISA");and CHARLES L. PERRY, JR., a Connecticut resident residing at 61 High Farms Road, West Hartford, CT 06107 ("Perry") (Conning II, Conning Intl. II, Cullinane, and LTEISA are referred to collectively as the "Preferred Shareholders" and with Perry are referred to collectively as the "Qualified Stockholders."

                                    RECITALS

         Environmental Warranty, Inc. is a Connecticut corporation with its principal office at 970 Farmington Avenue, West Hartford, CT 06107 ("EWI"). EWI has authorized 20,000 shares of capital stock consisting of 15,000 shares, no par value, designated as Common Stock and 5,000 shares, no par value, designated as Preferred Stock, of which 2,668 are designated Series A Preferred Stock ("Series A"), 1334 are designated Series B Preferred Stock ("Series B") and 998 are undesignated (and unissued). The Series A and Series B are all issued and outstanding and are held by the Preferred Shareholders in the numbers indicated on Exhibit A attached hereto. The Preferred Shareholders have invested $4,000,000 in EWI, and, as of June 30, 1997, had an aggregate liquidation preference in excess of $5,300,000, taking into account accrued and unpaid dividends.

         EWI has 1,100 shares of Common Stock issued and outstanding which are held by seven (7) individuals (the "Common Shareholders") as set forth on Exhibit A attached hereto.

         The Purchaser desires to acquire all of the issued and outstanding shares of stock and ownership rights in any form of EWI in exchange for cash, stock and other consideration as hereinafter provided, and Qualified Stockholders desire to sell the EWI stock which they own, and, on or before the Closing Date, Preferred Shareholders will seek to cause the 1100 outstanding shares of Common Stock to be tendered (the "Tendered Common Shares") by the holders thereof

(the "Tendering Common Shareholders"), so that at Closing Escrow Agent, on behalf of the Preferred Shareholders and Tendering Common Shareholders, will be able to deliver to Purchaser stock certificates, duly endorsed for transfer, in blank or to Purchaser, representing substantially all of the issued and outstanding capital stock of EWI. The Preferred Shareholders and the Tendering Common Shareholders are referred to herein as the "Tendering Shareholders."

         Qualified Stockholders and Pepe & Hazard LLP have entered into a certain escrow agreement dated as of October 1, 1997, pursuant to which Pepe & Hazard LLP, as escrow agent ("Escrow Agent"), on behalf of the Qualified Stockholders, will (i) deliver the certificates representing the issued and outstanding Preferred Stock of EWI to the Purchaser, (ii) deliver the certificates representing the Tendered Common Shares to the Purchaser, and (iii) distribute the consideration received from the Purchaser hereunder for such capital stock (the "Escrow Agreement").

         On the basis of the representations, warranties, covenants, and agreements contained in this Agreement and subject to the terms and conditions of this Agreement, the parties agree as follows:

                              I. SALE AND PURCHASE


1.01 Terms of Sale and Purchase

         (a) At Closing, Qualified Stockholders shall sell and deliver to Purchaser certificates for the shares set forth after their names in Schedule A attached hereto, endorsed to effect the assignment to Purchaser, and shall have Escrow Agent deliver to Purchaser certificates evidencing the Tendered Common Shares, all endorsed for transfer; provided that tender of 1000 shares of the Common Stock of EWI, which exclude the 100 shares of EWI Common Stock owned by Thomas S. Lux, shall satisfy the obligation of the Qualified Stockholders with respect to the delivery of shares of EWI. All shares of the capital stock of EWI so tendered or delivered are referred to as the "Shares."

                  (1) At Closing Date, Qualified Stockholders shall provide to Purchaser the Closing Financial Statements (as defined in ss.2.03). Any disagreements between Purchaser and Qualified Stockholders concerning EWI's final net tangible book value shall be resolved in accordance with Section 2.03(c).

         (b) As consideration for the Shares, the Tendered Common Shares and the other promises, agreements, warranties, and covenants hereof, the Purchaser shall:

                  (1) Transfer and pay to Escrow Agent, as agent of and for the benefit of the Qualified Stockholders, at Closing, the sum of Eight Hundred Twenty-Eight Thousand Dollars ($828,000.00) payable as follows:

                           (a) One Hundred  Fifty  Thousand  and 00/100  Dollars
                               ($150,000.00) by money order, cashier's check or wire transfer of immediately available funds payable to Escrow Agent pursuant to Escrow Agent's instructions, and

                           (b) the   Purchaser's   conditional,   non-negotiable
                               promissory note evidencing Purchaser's obligation to pay to the Escrow Agent, as agent of and for the benefit of Qualified Stockholders, the sum of Six Hundred Seventy-Eight Thousand and 00/100 Dollars ($678,000.00), with no interest thereon, substantially in the form of Exhibit B (the "Note"). The Note shall provide for the payment of three substantially equal annual installments of principal without interest on the three successive anniversary dates of the Closing Date. The Note shall be subject to the condition that Purchaser shall have available to it the rights of set-off against payments to be made under the
                               Note in accordance with the provisions of Section 1.03.

                  (2) Issue Thirty-Three Thousand (33,000) shares of Purchaser's unregistered, restricted common stock (the "ATC Stock") in the names and for the number of shares set forth in Schedule 1.01(b)(2) attached hereto. Within thirty (30) days after Closing, Purchaser shall deliver to the Escrow Agent the certificates for the ATC Stock, marked with ATC's customary securities legend reflecting the fact that the shares are unregistered and that their transfer is subject to restrictions, in the names and for the number of shares set forth in Schedule 1.01(b)(2) attached hereto.

         (c) On behalf of the Tendering Shareholders, Robert E. Clifford ("Clifford") and William A. Gildea, Jr. ("Gildea"), Escrow Agent shall be responsible for the distribution of the cash paid under Section 1.01(b)(1)(a), the cash payments made under the Note, and the ATC Stock transferred under
Section 1.01(b)(2), in accordance with the Escrow Agreement. The Qualified Stockholders acknowledge that payment and delivery to the Escrow Agent of the items set forth in Section 1.01(b) hereof satisfies the Purchaser's obligations to the Qualified Stockholders under that section.

1.02 Indemnity Against Debts and Liabilities

         (a) Subject to the limitation to the value of the Consideration received or receivable provided for in Section 1.02(c)(2), in addition to Purchaser's other rights and remedies available at law or in equity (and not by way of limitation), each of the Qualified Stockholders, severally, agrees to indemnify and hold harmless EWI, the Purchaser, and their employees and successors against and in respect of any and all:

                  (1) Claims, suits, actions, proceedings (formal or informal), governmental investigations, judgments, deficiencies, set-offs, damages, settlements, liabilities, and reasonable legal and other expenses (including reasonable attorneys' fees and defense costs) as and when incurred, arising out of, or based upon, any breach of any representation, warranty, covenant, or agreement of such Qualified Stockholder contained in this Agreement or under any of the Related Agreements;

                  (2) Debts or liabilities of any kind and claims, liens, set-offs, suits, actions, and proceedings (formal and informal) of persons or entities and related judgments, deficiencies, damages, settlements, set-offs, liens, liabilities, and legal and other expenses (including reasonable attorneys' fees) as and when incurred arising out of or based upon the acts, omissions, contractual performance or conduct of the business of EWI before the Effective Time, except to the extent expressly assumed by Purchaser and as more fully set forth on
         Schedule 1.02(a) (the "Assumed Liabilities");

                           (a) The indemnity provided by this Section 1.02(a)(2)
                               shall explicitly include (but is not limited to) the excess of (I) the sum of (X) the expense of resolving all claims in connection with the litigation concerning severance compensation with EWI's former employee, Thomas S. Lux (including claims under the $50,000 litigation bond which has been posted by EWI) and (Y) the expense of purchasing the EWI Common Stock held by Thomas S. Lux (if any), over (II) the reserve therefor listed on the Closing Balance Sheet; and

                           (b) Any loss,  damage or cost for which the Qualified
                               Stockholders have agreed to indemnify Purchaser, EWI or their employees under any provision of this Agreement.

         (b) In addition to Qualified Stockholders' other rights and remedies available at law or in equity (and not by way of limitation), Purchaser agrees to indemnify and hold harmless the Qualified Stockholders and their employees and successors against and in respect of any and all:

                  (1) Claims, suits, actions, proceedings (formal or informal), governmental investigations, judgments, deficiencies, set-offs, damages, settlements, liabilities, and reasonable legal and other expenses (including reasonable attorneys' fees and costs of defense) as and when incurred, arising out of, or based upon, any breach of any representation, warranty, covenant, or agreement of Purchaser contained in this Agreement or any of the Related Agreements;

                  (2) Debts or liabilities of any kind and claims, liens, set-offs, suits, actions, and proceedings (formal and informal) of persons or entities and related judgments, deficiencies, damages, settlements, set-offs, liens, liabilities, and reasonable legal and other expenses (including reasonable attorneys' fees) as and when incurred arising out of (i) the business of EWI after the Effective Time, except for EWI's debts or liabilities not expressly assumed by Purchaser as Assumed Liabilities; (ii) based upon the acts, omissions, contractual performance or conduct of the business of Purchaser, whether before or after the Effective Time; or (iii) out of the Assumed Liabilities;

                           (a) The indemnity provided by this Section 1.02(b)(2)
                               shall explicitly include (but is not limited to) the sum of (X) the expense of resolving all claims in connection with the litigation with EWI's former employee, Thomas S. Lux (including claims under the $50,000 litigation bond which has been posted by EWI), including all settlement amounts, all attorneys' fees and other defense costs relating thereto and (Y) the expense of purchasing the EWI Common Stock held by Thomas S. Lux (if any), as limited in Section 1.02(c)(8) below; and

                           (b) Any loss,  damage or cost for which the Purchaser
                               has agreed to indemnify Qualified Stockholders under any provision of this Agreement.

         (c) The parties' respective indemnity obligations hereunder shall be subject to the following terms, limitations and conditions:

                  (1) Purchaser and the Qualified Stockholders shall each give the other prompt notice of any allegedly indemnified item incurred, asserted or threatened on the basis of which an indemnitee intends to seek indemnification from an indemnitor as provided herein; provided, however, that the obligation of an indemnitor shall be reduced for the failure to give notice at any particular time only to the extent that the indemnitor has been actually prejudiced thereby. Each indemnitor shall have the right (but not the obligation) to select and be represented by counsel of its choice, to manage its own legal representation or defense and to settle any claim, debt or other indemnified matter hereunder; provided, however, that if any such settlement would not accomplish a complete release or satisfaction of such claim, debt or other matter, then the indemnitor shall be required to obtain the indemnitee's prior written consent to such settlement.

                  (2) With the exception of claims covered by insurance to the extent of such coverage (including the deductible), each Qualified Stockholders' indemnity obligation hereunder shall be limited to the value of his or its allocable share of the amount of consideration, including the value of the ATC Stock (valued as of the date received), cash and amounts payable under the Note, which Purchaser either has paid or is obligated to pay under this Agreement to such Qualified Stockholder.

                  (3) The parties' respective  indemnity  obligations  hereunder
         (i) are limited to individual losses, claims, etc., having a value of $1,000.00 or more (an "Indemnified Claim"); and (ii) only arise when Indemnified Claims, in the aggregate, exceed $10,000.00 (the "Indemnity Claim Threshold").

                  (4) The following are not subject to the Indemnified Claim Threshold and are covered from the first dollar over any amount reserved therefor on the Closing Balance Sheet: (i) Qualified Stockholders' warranty that accounts receivable and recorded work in process, net of reserves, will be collected as specified in Section 2.06(b); and (ii) Qualified Stockholders' warranty in Sections 2.06(b) or 2.07(b) that there are no unearned billings or receipts in excess of reserves for such purpose on the Closing Balance Sheet.

                  (5) With respect to any claim for which an indemnitor shall indemnify any indemnitee, the indemnitor shall be subrogated to all rights of indemnitees against any and all third parties up to the amount paid by indemnitor to, or on behalf of, indemnitees or set-off against an indemnitor.

                  (6) No party shall be liable for that portion of any claim for which an indemnitee actually receives the cost of defense or insurance proceeds covering such claim (the deductible pertaining to any such insurance shall not be considered to be insurance proceeds or cost of defense).

                  (7) The indemnity agreements contained in this Agreement shall inure only to the benefit of Purchaser, EWI and Qualified Stockholders, respectively, (and their respective successors and employees to the extent they are indemnitees), and shall not be for the benefit of any other person or entity. These indemnity provisions shall not be construed to abrogate the corporate liability shield as provided by law, to extend a right of action to any third party not otherwise available, or to enlarge the underlying liability of any indemnitor or indemnitee to any third party.

                  (8) The indemnity obligation contained in Section 1.02(b)(2)(a) is limited to the reserve therefor set forth on the Closing Balance Sheet (the "Lux Reserve"); provided, however, that the Purchaser is obligated to defend the Lux litigation in good faith and to mitigate damages thereunder and agrees not to settle such litigation for an amount exceeding the Lux Reserve without the consent of the
         Qualified   Stockholders,   which  consent  will  not  be  unreasonably
         withheld.

1.03 Right of Set-Off

         (a) Without limiting such other rights as it may have at law or equity or by agreement, the Purchaser shall have the right to set-off against, and withhold from, any payment due to Escrow Agent as Holder under the Note: (i) any amount necessary to cure or remedy any breach, default or deficiency of performance or warranty by Qualified Stockholders under this Agreement; (ii) any amount for which Purchaser or EWI (or their successors) is entitled to indemnification under Section 1.02(a); and (iii) Purchaser's or EWI's reasonable costs or expenses (including reasonable attorneys' fees) related to (i) or (ii). Purchaser shall have no right to set-off against salary or commission payments to Perry under Perry's Employment Agreement.

         (b) Subject to the procedures of Section 1.03(c) below, it shall not be necessary that a breach, default or Indemnified Claim or a threatened breach, default or Indemnified Claim has resulted in actual damage to Purchaser, EWI or their successors or employees for Purchaser to exercise its set-off rights provisionally under this section, but rather Purchaser shall have the right to withhold payment provisionally to cover the future effects of any breach, default, or Indemnified Claim or threatened breach, default or Indemnified Claim pending actual conclusion of the matter, provided that Purchaser shall have produced sufficient objective evidence of facts and sufficient supporting legal authority for a competent, experienced attorney to conclude that:

                  (1) Either the loss-threatening event has occurred or there is a substantial probability that it will occur;

                  (2) There is a substantial probability that the occurrence or probable occurrence will cause a loss;

                  (3) An action to hold the party liable for the loss could withstand a motion to dismiss or a motion for summary judgment;

                  (4)  There  is  a  substantial   probability  that  the  loss,
         including associated attorney fees and costs of defense, will be as great as the amount asserted for provisional set-off;

                  (5) Either there is a substantial issue as to whether an available insurance policy provides coverage for the claim, there is a substantial potential that the insurance coverage available will not be adequate in amount to pay the portion of the loss asserted as a set-off or there is a deductible to be satisfied with respect to such insurance; and

                  (6) If the set-off is not asserted at the present time, insufficient funds may remain following the next payment to enable the Purchaser to protect its interests through the exercise of its set off rights.

If such loss or damage does not, in fact, occur, Purchaser shall then pay the provisionally withheld amount to Escrow Agent, on behalf of the Qualified Stockholders.

         (c) Prior to exercising its right of set-off under this Section 1.03, Purchaser must give written notice to Qualified Stockholders of the facts which Purchaser asserts give rise to such right and the amount Purchaser intends to set-off (the "Set-Off Notice").

                  (1) If within fifteen (15) days after any Set-Off Notice Purchaser does not receive notice from any Qualified Stockholder of his or its intention to contest such set-off ("Set-Off Contest Notice"), Purchaser may exercise its right of set-off under this Section 1.03 with respect to the next installment due under the Note.

                  (2) If within fifteen (15) days after any Set-Off Notice, Purchaser receives a Set-Off Contest Notice from any Qualified Stockholder, Purchaser shall submit its claim for set-off, and each Qualified Stockholder opposing such set-off shall submit the basis for his or its opposition to such set-off, to Mediation Consultants LLC, 1 Long Wharf, New Haven, Connecticut 06511, with all facts supporting their respective positions.

                  (3) The parties agree to proceed with such mediation process in good faith and without delay in accordance with the directives of the mediator.

                           (a) The decision of the mediator shall be binding and
                               effective   upon  the   parties   and   shall  be
                               non-appealable.

                           (b) If the  mediator  decides in favor of  Purchaser,
                               Purchaser may exercise its right of set-off under this Section 1.03 with respect to the next installment or successive installments due under the Note for the amount awarded by the mediator which may include expenses incurred in connection with the mediation process.

                           (c) If the mediator  decides in favor of the opposing
                               Qualified Stockholder(s), Purchaser may not exercise its right of set-off under this Section
                               1.03 with respect to the amount claimed in the Set-Off Notice and will pay such Qualified Stockholders the expenses they incurred in connection with the mediation process.

                           (d) If while such  mediation  process is pending,  an
                               installment payment under the Note comes due, the Purchaser shall pay such installment payment net of its claimed set-off. If thereafter the mediator decides in favor of the opposing Qualified Stockholder(s), the Purchaser shall, within three (3) days of date on which the mediator issues his decision, make a payment of the difference between the amount of the installment which was due under the Note and the amount which was previously paid plus interest in the amount of 10% per annum, compounded daily, for the period during which such partial payment was due but not paid.

         (d) Subject to the provisions of this Section 1.03, the Purchaser's right of set-off, provided for in this Section 1.03, shall not be contingent in any way upon or subject to allocation of the amount of such set-off, severally, among the Qualified Stockholders by Purchaser. Any such allocation shall be the responsibility of the Qualified Stockholders and shall be handled by separate agreement with the Escrow Agent.

          II. REPRESENTATIONS AND WARRANTIES OF QUALIFIED STOCKHOLDERS

         As a material inducement to Purchaser to enter into this Agreement, Qualified Stockholders, severally, represent and warrant to the Purchaser as follows:

2.01 Organization and Qualification

         (a)  EWI has no  subsidiary  or  affiliated  corporations  or  business enterprises of any type. Schedule 2.01 sets forth as to EWI: its place of incorporation, principal place(s) of business, jurisdictions in which it is qualified to do business, and locations in which it currently maintains a place of business. EWI is a corporation duly organized, validly existing, and in good standing under the laws of Connecticut, with all requisite power and authority, and all necessary consents, authorizations, approvals, orders, licenses, certificates, and permits of and from, and declarations and filings with, all federal, state, local, and other governmental authorities and all courts and other tribunals, to own, lease, license, and use its properties and assets and to carry on the business in which it is now engaged. EWI is duly qualified to transact the business in which it is engaged and is in good standing as a foreign corporation in every jurisdiction in which its ownership, leasing, licensing, or use of property or assets or the conduct of the business makes such qualification necessary.

         (b) EWI has furnished to the Purchaser its certificate of incorporation (or other charter document) and by-laws and all amendments thereto, as presently in effect, certified by the Secretary of the corporation. EWI is not in violation or breach of, or in default with respect to, any term of its certificate of incorporation (or other charter document) or by-laws. The corporate minute book of EWI, as furnished to Purchaser, is true and complete and accurately reflects all proceedings to date of EWI's directors and shareholders.

2.02 Capitalization

         (a) Schedule 2.02 correctly sets forth: (i) all authorized, issued and outstanding capital stock and all ownership interests in EWI of any type, including all options, warrants or other rights under which an ownership right of any type may be acquired; (ii) the name and address of each owner of, or claimant to, any such right. Except as set forth on Schedule 2.02, each of such outstanding shares or rights is validly authorized, validly issued, fully paid, and nonassessable, has not been issued and is not owned or held in violation of any federal or state securities law or regulation or any preemptive right of stockholders, and is owned of record and beneficially by the person so listed. There is no commitment, plan, arrangement to issue, option, warrant, security, or other right calling for the issuance of, any share of capital stock or other ownership interest in EWI or any security or other instrument convertible into, exercisable for, or exchangeable for capital stock of or ownership in EWI other than as set forth in Schedule 2.02.

         (b) Schedule 2.02 sets forth with respect to all stock and other ownership interests or rights in EWI all liens, security interests, pledges, charges, encumbrances, stockholders' agreements, voting trusts, or other restriction or covenant respecting any such interest, if any (collectively the "Encumbrances"). Except as set forth on Schedule 2.02, all shares are free and clear of all Encumbrances.

2.03 Financial Condition

         (a) Qualified Stockholders have delivered to the Purchaser and attached hereto as Schedule 2.03 true and correct copies of the unaudited balance sheet ("Interim Balance Sheet") and statements of income, retained earnings and cash flows of EWI for the period from July 1, 1996 through June 30, 1997 ("Interim Financial Statements"). At Closing, Qualified Stockholders shall provide final unaudited balance sheet ("Closing Balance Sheet") and statements of income, retained earnings and cash flows of EWI for the period beginning July 1, 1997 and ending on the Effective Time (the "Closing Financial Statements").

         The financial statements referred to in this ss.2.03 have been prepared in accordance with generally accepted accounting principles ("GAAP") consistently applied throughout the periods involved (except for adjustments thereto which are known to and expressly approved by Purchaser in writing), are correct and complete in all respects, and are in accordance with the books and records of EWI.

         There is no fact presently known to EWI which could materially and adversely affect the financial condition, results of operations, business, properties, assets, liabilities, or future business prospects of the EWI except as disclosed or recorded on Schedule 2.03, the Closing Financial Statements or the other schedules to this Agreement; provided, however, that Qualified Stockholders express no opinion as to political or economic matters of general applicability (except as to market conditions of which a Qualified Stockholder has present knowledge).

         (b) As of the Effective Time, the net tangible book value, as set forth on the Closing Financial Statements, will be correct.

         (c) After Closing, Purchaser's in-house and independent accountants shall be afforded free and full access to the non-proprietary working papers and records used by EWI's independent accountants and in-house accountants in preparing their unaudited last completed fiscal year, Interim and Closing
Financial Statements. If there is a difference of opinion between the Purchaser's and EWI's accountants as to the general acceptability or consistency of any of the accounting principles followed in connection with such review and report or preparation of financial statements or the results indicated thereby, the parties or their accountants shall promptly confer in an effort to resolve such differences. If they are unable to resolve a difference, the difference shall be resolved by the indemnity, set-off and dispute resolution provisions of Sections 1.02 and 1.03.

2.04 Tax and Other Liabilities

         (a) Except as disclosed on Schedule 2.04, EWI has no liability of any nature, accrued or contingent, including, without limitation, liabilities for payroll and other employee taxes, federal, state, local, or foreign taxes or liabilities to customers or suppliers, other than liabilities which are reflected on the Closing Balance Sheet.

         (b) Without limiting the generality of the foregoing, the amounts reserved for taxes on the Closing Balance Sheet are sufficient for all accrued and unpaid federal, state, local, employee-related and foreign taxes of EWI, whether or not due and payable and whether or not disputed, under tax laws in effect on the Closing Date for the period ended on such date and for all fiscal years prior thereto. EWI has filed all payroll and other federal, state, local, and foreign tax returns required to be filed by it; has delivered to the Purchaser a true and correct copy thereof; has paid all taxes, assessments, and other governmental charges payable or remittable by it or levied upon it or its properties, assets, income, or franchises which are due and payable; and has delivered to the Purchaser a true and correct copy of any report as to any audit or adjustments received by EWI (or any of EWI's officers concerning EWI) from any taxing authority during the past five years and a statement as to any litigation, governmental or other proceeding (formal or informal), or audit or investigation pending, threatened, or in prospect with respect to any such report or the subject matter of such report.

         (c) The Closing Balance Sheet contains an adequate reserve for vendor or supplier invoices in process, including any taxes or expenses in connection with this transaction which are to be paid or charged to EWI.

         (d) EWI has engaged in no act, omission, ownership or operation of a property or facility or contractual or professional performance prior to the Effective Time which will render it liable in the future for personal, economic, environmental, or natural resource damage, except as may be set forth in
Schedule 2.05.

2.05 Litigation and Claims

         (a) Except as set forth on Schedule 2.05: (i) there is no litigation, arbitration, claim, governmental or other proceeding (formal or informal), or investigation pending or threatened (or any basis therefore known to Qualified Stockholders) with respect to EWI or any of its business, properties, or assets;
(ii) EWI is not affected by any present or threatened strike or other labor disturbance nor to the knowledge of Qualified Stockholders is any union currently representing or attempting to represent any employee of EWI as collective bargaining agent; (iii) EWI is not in violation of, or in default with respect to, any law, rule, regulation, order, judgment, or decree, including any insurance or environmental laws or regulations. Schedule 2.05 sets forth with respect to EWI, among other matters, all past (previous three years) and current citations, violations, fines, judgments, decrees, orders, consent decrees or orders, and, to the best knowledge of each of the Qualified Stockholders, all pending proceedings of any type arising out of the alleged violation of any federal, state or local criminal, bidding or procurement, environmental, health and safety, insurance, licensing or labor or other law or regulation or out of any alleged act or omission, negligence, intentionally wrongful act or breach of contract in the performance of services or otherwise.

         (b) Except for the liabilities included on the Closing Balance Sheet, neither EWI nor Purchaser will incur any liability, including any environmental liability, as a result of EWI's acts, omissions, sales, underwriting, consulting services or contractual performance prior to the Effective Time.

         (c) In  consideration  of a payment from the cash proceeds set forth in
Section 1.01(b)(1)(a) by the Escrow Agent, on behalf of the Preferred Shareholders, the holders of the Tendered Common Shares have given the following release to the Preferred Shareholders in connection with the tendering of their shares to the Escrow Agent:

         "Satisfaction. Each of the Tendering Common Shareholders hereby accepts the cash distributed pursuant to Section 1.01, in consideration for their shares, and in full satisfaction of and in release of all claims they may have as shareholders of EWI against EWI, its directors, officers, and shareholders and each of their affiliates, employees, agents, representatives, heirs, successors and assigns."

2.06 Properties

         (a) Except as set forth on Schedule 2.06 or on the list of leases set forth on Schedule 2.07, EWI has good title to all properties and assets used in its business or owned by it free and clear of all liens, mortgages, security interests, pledges, charges, and encumbrances.

         (b) All accounts receivable and work in process of EWI recorded on the Closing Balance Sheet have arisen from valid transactions in the ordinary course of EWI's business and will be collected by EWI within six (6) months after the Closing Date, net of any reserve amount on the Closing Balance Sheet which is excess of reserves that EWI will be required to maintain after such six (6) month period to conform with GAAP (the "Excess Reserve"), employing reasonable and customary collection procedures (i.e. the cost of measures such as legal action, referral to outside collection agency or liens shall be a charge against collections from such accounts). All accounts receivable of EWI recorded on the Closing Balance Sheet were fully earned as of the Effective Time, there are no existing set-offs or counterclaims available against EWI or Purchaser, and Purchaser will have no performance obligations for which it will not be entitled to bill (no account receivable entry represents a pre-billing except to the extent an allowance is reserved for it).

         (c) Schedule 2.06 sets forth a ledger of all properties and assets, including Intangibles, owned, leased, or licensed by EWI for which a value is recorded on the Closing Balance Sheet, detailing location, cost and net book value with respect to all such properties current as of the Effective Time. All such properties and assets owned by EWI are reflected on the Closing Balance Sheet. Except as disclosed on Schedule 2.06, each physical asset having a depreciated value on EWI's books greater than Five Hundred Dollars ($500.00) will be in fully operational condition as of the Effective Time (except for normal wear and tear which is not such as to affect their operability).

2.07 Contracts and Other Instruments

         (a) Schedule 2.07 lists and describes all material contracts to which EWI is a party including leases and licenses and all supply, distribution, agency, financing or other arrangements and understandings. Qualified Stockholders have provided to Purchaser, or at Purchaser's election made available for its review, all of the items so listed and described, including, but not limited to, the following: (i) true and correct copies of all material written contracts, agreements, and instruments; (ii) true and correct copies of all leases and licenses; and (iii) true and correct written descriptions of all supply, distribution, agency, financing, or other arrangements or understandings. Any of the foregoing not disclosed on a schedule elsewhere in this agreement are listed and described on Schedule 2.07. Neither EWI nor any other party to any such contract, agreement, instrument, lease, or license is now or, to the knowledge of Qualified Stockholders, expects in the future to be in violation or breach of, or in default with respect to complying with, any material provision thereof, and each such contract, agreement, instrument, lease, or license is in full force and is the legal, valid, and binding obligation of the parties thereto and is enforceable as to them in accordance with its terms, except as is disclosed on Schedule 2.07. Neither EWI nor any other party to any such arrangement or understanding has given notice of termination or taken any action inconsistent with the continuance of such arrangement or understanding; and the execution, delivery, and performance of this Agreement will not materially violate any such arrangement or understanding. EWI enjoys peaceful and undisturbed possession under all leases and licenses under which it is operating. EWI is not a party to or bound by any contract, agreement, instrument, lease, license, arrangement, or understanding, or subject to any charter or other restriction, which has had, or to the knowledge of EWI is likely in the future to have, a material adverse affect on EWI's operations or business. EWI has neither engaged within the last five years in, is engaging in, nor intends to engage in any transaction with, nor has had within the last five years, now has, or intends to have any contract, agreement, lease, license, arrangement, or understanding with, any stockholder, any director, officer, or employee of EWI, any relative or affiliate of any Stockholder or of any such director, officer, or employee, or any other corporation or enterprise in which EWI, any such director, officer, or employee, or any such relative or affiliate then had or now has a five percent (5%) or greater equity or voting or other substantial interest, other than such contracts and agreements as listed and so identified on Schedule 2.07. There exists no contract, agreement, right or understanding material to the business or officers of EWI which is in the name of any principal, officer, director, stockholder or any other person or entity other than EWI except as disclosed and so identified on Schedule 2.07. Schedule 2.07 describes EWI's membership in any customer or user organization or trade association.

         (b) Schedule 2.07(b) sets forth a description of each agreement or understanding entered into by any Stockholder or EWI as a condition for obtaining any consent, authorization, approval, order, license, certificate, or permit required for the consummation of the transactions contemplated by this Agreement.

         (c) To the best of each Qualified Stockholder's knowledge, Schedule 2.07(c) sets forth a list of EWI's backlog as of the Effective Time.

         (d) To the best of each Qualified Stockholder's knowledge,

                  (1) the Qualified Stockholders have no reason to believe that business relations currently maintained with EWI's significant customers will not be similarly maintained in all substantial respects after the date hereof and the Effective Time; without limiting the generality of the foregoing, no customer of EWI has notified EWI that it intends to discontinue its relationship with EWI;

                  (2) EWI has all properties and rights necessary to conduct its business and operations in all material respects in substantially the same manner as such business has been conducted by it prior to the date hereof;

                  (3) except as disclosed on Schedule 2.07, EWI is not required by any person or governmental authority to obtain any consents, authorizations, licenses, permits, order certificates, registrations, qualifications or clearances for the conduct of EWI's business (including qualifications to transact business as a foreign corporation in various states);

                  (4) except as set forth on Schedule 2.07, EWI has obtained all such consents, authorizations, licenses, permits, orders, certificates, registrations, qualifications and clearances; the same are valid and subsisting and, the consummation of this Agreement will not invalidate the same;

                  (5) the business and operations of the Company have been, and are being conducted in compliance with all applicable statutes, ordinances, orders, rules and regulations of any federal, state or local governmental authority.

2.08 Employees

         (a) Set forth on Schedule 2.08 is a list of (i) all of EWI's pension, profit-sharing, option, other incentive plans, or any other type of employee benefit plan (as defined in Section 3(3) of the Employee Retirement Income Security Act of 1974 ("ERISA")), and (ii) all obligations to, or arrangements with, EWI's employees for wages, salary, bonuses, incentive compensation, vacations, severance pay, insurance, or other benefits. EWI has furnished or made available to the Purchaser true and correct copies of all documents evidencing such plans, obligations or arrangements referred to in Schedule 2.08 (or written summaries of such plans, obligations, or arrangements to the extent not evidenced by documents) and true and correct copies of all documents evidencing trusts relating to any such plans. Schedule 2.08 includes a true and correct ledger containing the name, position/title, and present rate of compensation  (whether  in the form of salary,  bonuses,  commissions,  or other supplemental compensation now or hereafter payable) of each director, officer, employee or sales agent of EWI. All notices and performance required under COBRA and other ERISA plans prior to the Effective Time have been properly given and performed. All obligations, debts and liabilities associated with EWI's employees or agents, including all of the above-referenced matters have been paid or discharged in full by EWI prior to Effective Time or will be properly reflected as liabilities on the Closing Balance Sheet in accordance with ss.2.03. Except as set forth on Schedule 2.08 (i) EWI has made all payments due to date under or with respect to each plan set forth on Schedule 2.08 and all amounts properly accrued to date due as liabilities of EWI, under or with respect to each such plan, for the current plan years, have been recorded on the books of EWI; (ii) EWI has performed all material obligations required to be performed, and is not in material default under, or in material violation of any such plan; (iii) EWI is in compliance in all material aspects with the requirements prescribed by all statutes, orders or governmental rules or regulations applicable to each such plan, and each trust related to each such plan, and, neither EWI, any such plan nor any related trust is required to take any action to avoid violation of any of such requirements; and (v) there are no unfunded or underfunded obligations under any such plan nor has any such plan incurred any accumulated funding deficiencies as defined in ERISA or the Internal Revenue Code.

         (b) Except as set forth on Schedule 2.05, there is no litigation, arbitration, claim, governmental or other proceedings (formal or informal), or investigation pending, or to Stockholder's knowledge threatened, (or any basis for such known to Qualified Stockholders) with respect to any such employee benefit plan, compensation arrangement or EWI's acts or omissions with respect to its employees or its work environment.

         (c) Except for the liabilities recorded on the Closing Balance Sheet, neither EWI nor Purchaser will incur, any liability to or on behalf of EWI's employees arising out of their employment with EWI prior to the Effective Time or out of EWI's acts or omissions prior the Effective Time, including (but not limited to) any liability: under ERISA or the Internal Revenue Code; for obligations to, or arrangements with employees for wages, salary, bonuses, incentive compensation, vacation pay, severance pay, insurance, or other benefits, or employee taxes; for personal injury or property damage; or for discrimination, harassment, or wrongful discharge under federal, state or local laws.

2.09 Patents, Trademarks, Et Cetera

         Except as set forth and described in Schedule 2.09, EWI neither owns nor has pending, or is licensed under, any patent, patent application, trademark, trademark application, trade name, service mark, copyright, franchise, or other intangible property or asset (all of the foregoing being herein called "Intangibles"), all of which are in good standing and uncontested.
Schedule 2.09 accurately sets forth with respect to Intangibles owned by EWI a statement of cost, book value and reserve for depreciation of each item for tax purposes, and net book value of each item for financial reporting purposes, and with respect to Intangibles licensed by EWI from or to a third party, a description of such license. Neither any stockholder, any director, officer, or employee of EWI, any relative or affiliate of any stockholder or of any such director, officer, or employee, nor any other corporation or enterprise in which any stockholder, any such director, officer, or employee, or any such relative or affiliate had or now has a five percent (5%) or greater equity or voting or other substantial interest, possesses any Intangible which relates to the business of EWI except as such interest is disclosed on Schedule
2.09. There is no right under any Intangible necessary to the business of EWI as presently conducted or as it contemplates conducting, except such as are so designated in Schedule 2.09. EWI has neither infringed, is infringing, or has received notice of infringement of Intangibles of others. To the knowledge of Qualified Stockholders there is no infringement by others of Intangibles of EWI. As far as Qualified Stockholders can foresee, there is no Intangible of others which may materially adversely affect the financial condition, results of operations, business, properties, assets, liabilities, or future prospects of EWI.

2.10 Questionable Payments

         To the knowledge of Qualified Stockholders, neither EWI, nor any director, officer, agent, employee, stockholder or other person associated with or acting on behalf of EWI has, directly or indirectly: (a) used any corporate funds for unlawful contributions, gifts, entertainment, or other unlawful expenses relating to political activity; (b) made any unlawful payment to foreign or domestic government officials or employees or to foreign or domestic political parties or campaigns from corporate funds; (c) violated any provision of the Foreign Corrupt Practices Act of 1977; (d) established or maintained any unlawful or unrecorded fund of corporate monies or other assets; (e) made any false of fictitious entry on the books or records of EWI; (f) made any bribe, rebate, payoff, influence payment, kickback, or other unlawful payment; (g) given any favor or gift which is not deductible for federal income tax purposes; or (h) made any bribe, kickback, or other payment of a similar or comparable nature, whether lawful or not, to any person or entity, private of public, regardless of form, whether in money, property, or services, to obtain favorable treatment in securing business or to obtain special concessions, or to pay for favorable treatment for business secured or for special concessions already obtained.

2.11 Authority to Sell

         The Qualified Stockholders have all requisite power and authority to execute, deliver, and perform this Agreement. All necessary corporate proceedings of EWI have been or as of the Closing Date will have been duly taken to authorize the execution, delivery, and performance of this Agreement by EWI. This Agreement has been duly authorized, executed, and delivered by Qualified Stockholders, constitutes the legal, valid, and binding obligation of Qualified Stockholders, and is enforceable as to them in accordance with its terms. No consent, authorization, approval, order, license, certificate, or permit of or from, or declaration or filing with, any federal, state, local, or other governmental authority or any court or other tribunal is required by Qualified Stockholders for the execution, delivery, or performance of this Agreement by them. No consent of any party to any contract, agreement, instrument, lease, license, arrangement, or understanding to which EWI or any Qualified Stockholder is a party, or to which it or they or any of its or their properties or assets are subject, is required for the execution, delivery, or performance of this Agreement (except such consents as have been obtained at or prior to the date of this Agreement, true and correct copies of which have been delivered to the Purchaser). The execution, delivery, and performance of this Agreement will not violate, result in a material breach of, conflict with, or (with or without the giving of notice or the passage of time or both) entitle any party to terminate or call a default under any term of any such contract, agreement, instrument, lease, license, arrangement, or understanding, or materially violate or result in a breach of any term of the certificate of incorporation (or other charter document) or by-laws of EWI or violate, result in a breach of, or conflict with any law, rule, regulation, order, judgment, or decree binding on EWI or any Stockholder or to which any of their operations, business, properties, or assets are subject. Upon the Closing, Purchaser will have good title to the Shares, free and clear of all liens, security interests, pledges, charges, stockholders' agreements, preemptive rights and encumbrances except those, if any, expressly consented to by Purchaser in writing.

2.12 Qualified Stockholders. Exchange for Investment Purposes Only

         Except for Clifford and Gildea, no Stockholder who is not a Qualified Stockholder will receive any of the ATC Stock. Each Stockholder who is acquiring part of the ATC Stock from Purchaser is acquiring such stock for investment purposes only and not with the view to the resale or distribution thereof. Each Stockholder receiving ATC Stock under ss.1.01(b)(3) or any distribution to them of such ATC Stock pursuant to the Escrow Agreement or any other agreement or rights expressly represents and warrants that:

         (a) He or it has received a copy of Purchaser's report to the United States Securities Exchange Commission ("SEC") on Form 10-K for Purchaser's fiscal year ended February 28, 1997;

         (b) Purchaser has provided access to all information which he or it has requested to verify or investigate the matters referred to in such Form 10-K and all other matters related to the Purchaser, its business or the ATC Stock;

         (c) He or it has had the opportunity to communicate with such officers, employees, accountants or other representatives of Purchaser as he or it has deemed necessary or prudent to fully inform himself or itself concerning the Purchaser, its business, the ATC Stock and the risks associated therewith;

         (d)  Except as  contained  in this  Agreement,  no  representations  or
warranties  from  Purchaser  have  been  made  to  any  Stockholder,   Qualified
Stockholder or other person in connection with the ATC Stock;

         (e) He or it fully understands that the Shares have not been registered under the Securities Act of 1933, as amended (the "Act"), or under any state securities acts as may be applicable and are being delivered to him or it pursuant to an exemption from registration under the Act;

         (f)  Purchaser's  reliance upon such exemption is predicated  upon each
Qualified  Stockholder's   representations  and  warranties  contained  in  this
section;

         (g) He or it fully understands that due to the unregistered status of the ATC Stock, it will be subject to a prohibition imposed by law and regulation on transfer, pledge or hypothecation during a one-year restriction period which will prevent liquidation of the investment during such period, and the ATC Stock may only be sold after such one-year restriction period upon compliance with Rule 144, as promulgated by the Securities and Exchange Commission under the Act;

         (h) He or it has such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of such an investment;

         (i) He or it is either an "accredited investor" within the meaning Rule 501 of Regulation D promulgated under the Act or represents and warrants that each of the statements contained in subsections (h) and (i) are true with respect to him or it;

         (j) He or it has such knowledge and experience in financial and business matters that he or it is capable of evaluating the merits and risks of an investment in Purchaser and of making an informed investment decision; and

         (k) He or it has had significant prior investment experience and recognizes the speculative nature of this unregistered investment and the additional risks resulting from the lack of liquidity attending unregistered, restricted stock.

2.13 Loans to be Repaid

         EWI has not made any loans to stockholders, officers, directors, employees or any other affiliated person or entity other than the loans set forth on Schedules 2.03, 2.07 or 2.13.

2.14 Fictitious Names

         EWI has not done business or registered in any jurisdiction under any name, other than its corporate name.

2.15 Absence of Undisclosed Liabilities

         Except as set forth in the Schedules to this Agreement or on the Closing Balance Sheet, EWI has no obligations or liabilities of any kind, fixed, accrued or contingent, including but not limited to, obligations to perform after the Closing under contracts or other commitments which would adversely affect EWI's financial condition or business.

2.16 Books and Records

         Except as described in Schedule 2.16, the books and records of EWI, including its corporate minute book, are in all material respects complete and correct.

2.17 Completeness of Disclosure

         No representation or warranty by Qualified Stockholders in this Agreement contains or on the date of the Closing will contain any materially untrue statement of a material fact or omits, or on the Closing Date will omit, to state a material fact necessary to make the statements made not misleading.

                III. REPRESENTATIONS AND WARRANTIES OF PURCHASER

         As a material inducement to Qualified Stockholders to enter into this Agreement, Purchaser hereby makes the following representations and warranties:

3.01 Organization and Good Standing

         Purchaser is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware with full power and authority to enter into and perform each of the transactions contemplated by this Agreement.

3.02 Execution and Performance Authorized

         The execution, delivery and performance of this Agreement and all other documents and Related Agreements contemplated hereunder have been duly approved by Purchaser's board of directors, at Closing will have been executed and delivered by Purchaser's duly authorized officers, such execution and delivery and the consummation by Purchaser of the transactions contemplated hereunder have been duly authorized by all necessary corporate action, and no further action is required by law, its corporate charter, bylaws or otherwise to authorize all action to be taken by Purchaser with respect to this Agreement and the consummation of the transactions contemplated hereunder. The Agreement and the other documents contemplated hereunder are binding and are enforceable against Purchaser in accordance with their terms.

3.03 Absence of Litigation

         Except as set forth on Schedule 3.03, there is no action, lawsuit, proceeding or investigation of any kind or nature pending or threatened against Purchaser before any court, tribunal or administrative agency or board which Purchaser reasonably expects, individually or in the aggregate, to materially and adversely affect
(i) Purchaser's solvency, (ii) its ability to perform hereunder, or (iii) to render any one or more of the transactions contemplated hereunder void or voidable.

3.04 No Other Default

         The execution and delivery of this Agreement by Purchaser and the consummation of the transactions contemplated hereunder will not conflict with or violate or require any consent under and will not result in any breach or termination of Purchaser's corporate articles, by-laws or minutes or any agreement to which Purchaser is a party or by which any of its property is subject or by which it is bound.

3.05 Permits and Filings

         There is no requirement applicable to Purchaser to make any further filing with, or to obtain any permit, authorization, consent or approval of any governmental or other regulatory authority as a condition of the lawful consummation of the transactions contemplated under this Agreement.

3.06 Absence of Lien

         The monies and ATC Stock to be paid or  delivered  by  Purchaser  under
Section 1.01 shall be paid by Purchaser and received by Escrow Agent free and clear of any lien, charge or encumbrance arising out of any agreement or instrument to which Purchaser is subject or by which their properties are bound.

3.07 Solvency

         At the Closing and after payment of the purchase price as required under Section 1.01, Purchaser will be and will remain solvent under all applicable federal and state laws and regulations. Purchaser also agrees that it will not intentionally cause its business to be conducted in a manner that results in its becoming insolvent; provided, however, that consistent with the foregoing, this covenant shall not restrict the future business decisions of Purchaser which relate to its or to EWI's business. Purchaser acknowledges that EWI may require working capital in the short-term in order to continue operations.

3.08 Corporate Documents

         Purchaser has furnished to Qualified Stockholders its certificate of incorporation and a certificate of good standing in Delaware dated within thirty
(30) days of the closing.

3.09 Purchase for Investment Purposes Only

         Purchaser is acquiring the Shares from Qualified Stockholders for investment purposes only and not with the view to the resale or distribution thereof. Purchaser is an "accredited investor" under the regulations promulgated under the Act. Purchaser has not received any representations or warranties from EWI or Qualified Stockholders other than those contained in this Agreement and the attached schedules and/or exhibits hereto. Purchaser represents and warrants that it has such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of its investment. Purchaser understands and acknowledges that the Shares have not been registered under the Act or under any state securities acts as may be applicable and are being sold to Purchaser pursuant to exemptions from registration under the Act and any pertinent state securities acts. Qualified Stockholders' reliance upon such exemption is predicated upon Purchaser's representations and warranties contained herein. In this regard, Purchaser understands and agrees that there may be affixed to the certificates representing the Shares a legend advising of the unregistered, restricted nature of the Shares.

                                  IV. COVENANTS

4.01 Insurance

         Purchaser shall cause EWI to continue to carry insurance against risks similar to that provided in EWI's insurance coverage as of the date of Closing and with coverage limits not less than $2,000,000 and a deductible not greater than $100,000.

4.02 Release by Qualified Stockholders

         Each Qualified Stockholder agrees to release and waive all claims he or it now has against EWI or the Shares for any past compensation, bonus, distribution, dividend or other consideration or claim for payment from any cause that may have otherwise been due such Qualified Stockholder at the time of Closing, except to the extent such obligations are reaffirmed in this Agreement or any Related Agreement.

4.03 Collection of Accounts Receivable

         (a) Any EWI account receivable or work in process for which revenue is recorded on the Closing Balance Sheet and warranted as collectible under Section 2.06(b), which has not been collected by Purchaser within six (6) months, shall be deemed to be uncollected and uncollectible by Purchaser except as Purchaser shall otherwise agree in writing. Accounts or work in process may also be deemed uncollectible by agreement of the parties as provided in Section 5.03(b). All uncollected accounts and work in process, net of reserves therefor, shall be remedied by set-off under Section 1.03 (or if set-off is not available, then by indemnification and repayment). Set-off shall be available to the

Purchaser for uncollected accounts or work in process at the earlier of: (i) six
(6) months after the Closing Date or (ii) such earlier time as the account is agreed to be uncollectible by the Escrow Agent under this section. Upon such remedy, the account shall be assigned to the Escrow Agent.

         (b) Purchaser shall provide the Escrow Agent with a monthly aging report of the purchased accounts receivable and work in process together with contact log summary of problem accounts. If at any time Purchaser determines that measures in addition to Purchaser's customary collection procedures (e.g., measures such as mechanics lien, legal action or referral to collection agency) should be employed on a specific account to obtain collection, Purchaser shall notify the Escrow Agent in writing of the measures proposed to be taken. If the Escrow Agent agrees in writing that the proposed extraordinary measures should be taken or if the Escrow Agent itself deems such action to be necessary without notice from Purchaser, the Escrow Agent shall notify Purchaser in writing of its agreement to such measures. The Escrow Agent's agreement to the employment of extraordinary collection measures shall constitute its agreement to having the cost of such measures first charged against the Excess Reserve for uncollectible accounts and the remainder, if any, remedied by set-off or refund if set-off is not available.

         (c) At any time the parties may by mutual written agreement deem an account uncollectible, Purchaser shall assign it to the Escrow Agent and charge it off of the Excess Reserve and set off the remainder, if any, under Section
1.03 or make a claim for refund under Section 1.02. Upon written notice to Purchaser, the Escrow Agent may request to have any account receivable which is uncollected assigned to the Escrow Agent. Purchaser shall not unreasonably deny such request. Such request by the Escrow Agent for assignment shall constitute Qualified Stockholders' agreement to a charge against the Excess Reserve for uncollectible accounts by such amount or, to the extent that the remaining Excess Reserve balance is thereby exceeded, to a set-off or indemnity claim in such excess amount, which Purchaser may exercise immediately.

4.04 Public Statements

         Before the Escrow Agent or Qualified Stockholders or any of them shall release any information concerning this Agreement or the transactions contemplated by this Agreement which is intended for or may result in public dissemination thereof, they shall cooperate with the Purchaser, shall furnish drafts of all documents or proposed oral statements to the Purchaser for comments, and shall not release any such statement or information without the written consent of the Purchaser. Nothing contained herein shall prevent the Escrow Agent or Qualified Stockholders from furnishing any information to any governmental authority if required to do so by law.

4.05 Books, Records, Access to Information

         (a) Each party shall provide to the other, with reasonable promptness following a request in writing (not to exceed ten (10) business days), such information and data with respect to EWI's business before the Effective Time and this transaction as may from time to time be requested by the other party. In the event either Purchaser or any Qualified Stockholder is required to prepare audited statements or to produce or compile information for a government agency which requires access to information or for any other reasonable purpose, including the verification of any information provided to the other party relative to this agreement, the parties agree to allow the other party reasonable access to records, including the non-proprietary working papers of the other party's accountants, and to provide reasonable cooperative assistance in the preparation of reports, documents, etc. without charge except for reimbursement of any actual, out-of-pocket expenses, exclusive of the cost of in-house staff time. Notwithstanding the foregoing, in the event that a party is or anticipates becoming a party to litigation, this Section 5.06 or any other provision of this Agreement shall not be construed to require such party to provide information to the other which could prevent such party from making a bona fide claim of attorney/client privilege or such other privileges as may be applicable with respect to such information.

         (b) Neither party shall intentionally dispose of or destroy any of the records of EWI in its possession except in conformity with the procedures set forth in this section. If a party wishes to dispose of or destroy any of such records, it shall first give thirty (30) days prior written notice to the other party of the action it intends to take, and the other party shall have the right, at its option and expense, upon prior written notice to the notifying party within such 30-day period, to take possession of such affected records within 30 days after the date of the notice of intent to take possession.

         (c) Each party shall exercise reasonable care in the care, custody and maintenance of the records of EWI in its possession. A party shall be responsible for actual damage caused to the other party only as a result of its negligence or intentionally wrongful act in maintaining the records. Neither party shall have liability to the other party or any other person as a consequence of the non-existence of any record or such party's inability to locate any record unless the loss or destruction of the record is proven, by clear and convincing affirmative evidence, to have been due to the allegedly possessing party's negligence or intentionally wrongful act.

4.06 Transaction Costs and Expenses

         The Purchaser on the one hand and Qualified Stockholders and/or EWI on the other hand shall each pay their own respective costs incurred in connection with this transaction including, without limitation, all legal, accounting, auditing and appraisal fees in negotiating and preparing this Agreement and in consummating, closing and carrying out the transactions contemplated hereby. Any costs to be charged to EWI shall be included on the Closing Balance Sheet.

4.07 Conduct of Business After Closing

         Until such time as Purchaser has had the opportunity in accordance with EWI's certificate of incorporation and by-laws to duly call and hold a general or special meeting of the stockholders of EWI for the purpose of electing a new board of directors, Perry agrees, as sole director and President of EWI, that, without the written consent of Purchaser, he will:

         (a) Take no action in respect of its business, assets or management other than continuing to conduct business in the ordinary course;

         (b) Issue no shares or other securities or make any distribution or other like payment to any person or entity;

         (c) Borrow any money;

         (d) Sell any assets.

4.08 Delivery of Property

         Purchaser and Qualified Stockholders shall each use their best efforts to avoid opening mail or deliveries which rightfully belongs to the other and shall turn over to the other any property received by the party, including checks or money, belonging to the other within twenty-four hours after determining its rightful ownership.

4.09     Related Agreements

         Qualified Stockholders and Purchaser each agree to execute and deliver at Closing the Related Agreements referenced in Section 7.01 which require execution by them in accordance with their terms.

         4.10 Continuing Cooperation, Reporting of Changes, Breaches and Status

         The parties agree to cooperate in good faith following Closing to secure to each other the benefits and performance to be provided by this Agreement and to promptly execute such documents or instruments as shall be reasonably requested by another party, without charge, to that end. At any time or times on or after the Closing, Qualified Stockholders and Purchaser shall execute, acknowledge, and deliver any and all further assurances, documents, and instruments reasonably requested by the other in order to effectively convey the Shares, the ATC Stock and all ownership thereof free and clear of encumbrances or title defects except as expressly authorized herein and shall take any other action consistent with the terms of this Agreement that may reasonably be requested by the other party in order to effectuate the purposes and intent hereof. The parties shall each promptly advise the other in writing of (i) the occurrence of any event which renders any of the representations or warranties set forth herein inaccurate in any material respect, and (ii) the failure of the party to comply with or accomplish any of the covenants or agreements set forth herein in any material respect.

4.11 Tax Returns

         In consideration for its ability to utilize EWI's net operating losses (subject to any limits thereon), Purchaser agrees to prepare and file all required federal, state and local tax returns required for the period which ended June 30, 1997.

4.12 ATC Acquisition Proposal

         The parties acknowledge that Purchaser has received an offer for the acquisition of any and all outstanding shares of the Purchaser's stock from a group led by senior members of Purchaser's management and WPG Corporate Development Associates V, L.P., a financial investor group, (collectively, the "Offerors") pursuant to the terms and conditions of a proposed merger agreement (the "Merger Agreement") in the form attached to the letter dated October 17, 1997 from Weiss, Peck & Greer, L.L.C. to the Purchaser (as the same may be negotiated and entered into by the Purchaser) (the "Acquisition Proposal"). If
(i) the tender offer contemplated in the Acquisition Proposal is consummated and
(ii) the persons listed on Schedule 1.01(b)(2) (the "ATC Stockholders") have not been issued the ATC Stock, as provided for in this Agreement, prior to the record date (the "Record Date") established for the merger contemplated in the Acquisition Proposal, in lieu of issuing such shares of ATC Stock following the Record Date, the Purchaser shall pay to each of the ATC Stockholders cash in an amount per share equal to the amount paid per share to holders of Purchaser's stock in connection with the consummation of the Acquisition Proposal. Such price shall be paid to the Escrow Agent on the same schedule as payment is made to the other holders of Purchaser's stock whose shares are being canceled in connection with the merger contemplated in the Acquisition Proposal.

     V. CONDITIONS PRECEDENT TO QUALIFIED STOCKHOLDERS' OBLIGATION TO CLOSE

         The obligation of Qualified Stockholders to close and to perform the covenants and actions required of them on the Closing Date shall be subject to the satisfaction or waiver, on or prior to the Closing Date, of the following conditions precedent:

5.01 Truth of Representations and Warranties

         Purchaser's representations and warranties contained in this Agreement shall be true in all material respects at and as of the Closing Date.

5.02 Performance

         Purchaser shall have performed and complied in all material respects with its obligations under this Agreement which are to be performed or complied with by it prior to or on the Closing Date.

5.03 Documents

         Purchaser shall provide to Escrow Agent all of the documents and shall perform such acts as are prescribed in Section 7.03. Purchaser shall have delivered to the Escrow Agent at or prior to the Closing such other documents (including certificates of officers of Purchaser) as the Escrow Agent, the Qualified Stockholders or their counsel may reasonably request in order to enable the Qualified Stockholders to determine whether the conditions to their obligations under this Agreement have been met and otherwise to carry out the provisions of this Agreement.

5.04 Authorization

         Any consent, approval, authorization, order or filing with any court or governmental agency or administrative body required for the consummation of the transactions contemplated by this Agreement shall have been obtained or made and shall be in effect on the Closing Date.

5.05 Absence of Suit

         No action, suit or proceeding before any court or any governmental or regulatory authority shall have been commenced or threatened against Purchaser or any of Purchaser's officers or directors, and no investigation by any governmental or regulatory authority shall have been commenced, against Purchaser or any affiliate, seeking to restrain, prevent or change the transactions contemplated hereby or challenging the validity or legality of any such transactions, or seeking damages in connection with any of such transactions.

5.06 Payment of Purchase Price

         Purchaser shall have tendered the cash and other consideration required to be paid or delivered at closing under Section l.0l(b).

5.07 Documents

         Qualified Stockholders shall have received all of the documents required to be delivered to them pursuant to Section 7.03 and elsewhere in this Agreement. Purchaser shall have delivered to the Qualified Stockholders at or prior to the Closing such other documents (including certificates of officers of Purchaser) as the Escrow Agent, the Qualified Stockholders or their counsel may reasonably request in order to enable the Qualified Stockholders to determine whether the conditions to their obligations under this Agreement have been met and otherwise to carry out the provisions of this Agreement.

5.08 Opinion of Counsel

         Purchaser shall have delivered to the Qualified Stockholders before Closing the opinion of counsel to Purchaser, satisfactory to counsel for the Qualified Stockholders.

5.09 Receipt of Approvals, Etc.

         All material approvals, consents and/or waivers that are necessary to effect the transactions contemplated hereby shall have been received.

5.10 Review of Proceedings

         All actions, proceedings, instruments, and documents required to carry out this Agreement or incidental thereto and all other related legal matters shall be subject to the reasonable approval of the counsel to Qualified Stockholders, and Purchaser shall have furnished such counsel such documents as such counsel may have reasonably requested for the purpose of enabling him to pass upon such matters.

5.11 Approval by Lenders

         Unless exempted pursuant to Schedule 5.11, prior to Closing, Purchaser shall have obtained written consent from its banks and the holders of its senior secured notes for Purchaser to execute this Agreement and the Note.

5.12 No Governmental Action

         There shall not have been any action taken, or any law, rule, regulation, order, or decree proposed, promulgated, enacted, entered, enforced, or deemed applicable to the transactions contemplated by this Agreement by any federal, state, local, or other governmental authority or by any court or other tribunal, including the entry of a preliminary or permanent injunction, which, in the reasonable judgment of the Qualified Stockholders, (a) makes any of the transactions contemplated by this Agreement illegal, (b) results in a delay in the ability of the Qualified Stockholders to consummate any of the transactions contemplated by this Agreement, (c) imposes material limitations on the ability of Qualified Stockholders effectively to exercise their rights hereunder or (d) otherwise prohibits, materially restricts, or delays consummation of any of the transactions contemplated by this Agreement or impairs the contemplated benefits to Qualified Stockholders of the transactions contemplated by this Agreement.

               VI. CONDITIONS PRECEDENT TO PURCHASER'S OBLIGATIONS

         The obligation of the Purchaser to close and to perform the covenants and actions required of it on the Closing Date are subject to the satisfaction or waiver, on or prior to the Closing Date, of the following conditions precedent:

6.01 Truth of Representations and Warranties

         Qualified Stockholders' representations and warranties contained in this Agreement shall be true and correct in all material respects at and as of the Closing Date as though such representations and warranties were made at and as of the Closing Date.

6.02 Performance

         As of the Closing, Qualified Stockholders and EWI shall have performed and complied with all covenants and agreements and satisfied all conditions required to be performed and complied with by any of them at or before the Closing Date by this Agreement or any of the Related Agreements.

6.03 Absence of Suit

         No action, suit or proceeding before any court or any governmental or regulatory authority shall have been commenced or threatened against the Qualified Stockholders, EWI, or any affiliate, associate, officer or director of any of them, and no investigation by any governmental or regulatory authority shall have been commenced, against Qualified Stockholders, EWI or any affiliate, associate, officer or director of any of them, seeking to restrain, prevent or change the transactions contemplated hereby, or challenging the validity or legality of any such transactions, or seeking damages in connection with any of such transactions.

6.04 Receipt of Approvals, Etc.

         All material approvals, consents and/or waivers that are necessary to effect the transactions contemplated hereby shall have been delivered to Purchaser by Qualified Stockholders.

6.05 Authorization

         Any consent, approval, authorization, order or filing with any court or governmental agency or administrative body required for the consummation of the transactions contemplated by this Agreement shall have been obtained or made by the Qualified Stockholders or EWI, as appropriate, and shall be in effect on the Closing Date.

6.06 Documents

         Purchaser shall have received all of the documents required to be delivered to it pursuant to Section 7.02 and elsewhere in this Agreement. Qualified Stockholders shall have delivered to the Purchaser at or prior to the Closing such other documents (including certificates of officers of Qualified Stockholders or EWI) as the Purchaser may reasonably request in order to enable the Purchaser to determine whether the conditions to their obligations under this Agreement have been met and otherwise to carry out the provisions of this Agreement.

6.07 Completion of Due Diligence Investigation

         Purchaser shall have completed its investigation of EWI prior to the Closing Date with Purchaser's accountants, attorneys and officers having been afforded free access to perform due diligence investigations of the books, records and operations of EWI and interviews with EWI's sales and project management employees.

6.08 Opinion of Counsel

         Qualified Stockholders shall have delivered to the Purchaser before Closing the opinion of counsel to Qualified Stockholders, satisfactory to counsel for the Purchaser.

6.09 Review of Proceedings

         All actions, proceedings, instruments, and documents required to carry out this Agreement or incidental thereto and all other related legal matters shall be subject to the reasonable approval of the counsel to the Purchaser, and Qualified Stockholders shall have furnished such counsel such documents as such counsel may have reasonably requested for the purpose of enabling him to pass upon such matters.

6.10 No Governmental Action

         There shall not have been any action taken, or any law, rule, regulation, order, or decree proposed, promulgated, enacted, entered, enforced, or deemed applicable to the transactions contemplated by this Agreement by any federal, state, local, or other governmental authority or by any court or other tribunal including the entry of a preliminary or permanent injunction, which, in the reasonable judgment of the Purchaser, (a) makes any of the transactions contemplated by this Agreement illegal, (b) results in a delay in the ability of the Purchaser to consummate any of the transactions contemplated by this Agreement, (c) requires the divestiture by the Purchaser of any of the Shares or of the assets or of a material portion of the business of EWI or Purchaser, (d) imposes material limitations on the ability of the Purchaser effectively to exercise full rights of ownership of the Shares or (e) otherwise prohibits, restricts, or delays consummation of any of the transactions contemplated by this Agreement or impairs the contemplated benefits to the Purchaser of the transactions contemplated by this Agreement.

6.11 Restricted Business

         The percentages of EWI's gross revenues attributable to professional services which EWI would be precluded from performing after Closing by law, regulation or order shall not exceed such as Purchaser shall reasonably determine will materially negatively affect the future viability and profitability of EWI's business following Closing.

6.12 Personnel

         EWI shall have secured on terms acceptable to Purchaser, including in appropriate cases the securing of written employment agreements, the continuing employment of the key employees of EWI listed on Schedule 6.12 attached hereto.

6.13 Execution of Related Agreements

         Qualified Stockholders shall have executed and delivered to Purchaser the Related Agreements referenced in Section 7.01 which by their terms require such execution.

6.14 Repayment of Loans

         Principal and interest on the loans identified in Schedule 2.13 owed to EWI shall have been repaid at or prior to the Closing in full or the Purchaser, in its sole discretion, shall have consented to arrangements for the repayment thereof.

                                  VII. CLOSING

7.01 Closing, Closing Date and Effective Time

         The closing of the transactions contemplated hereunder (the "Closing") shall take place at the office of Pepe & Hazard LLP at a.m. on November_, 1997 (the "Closing Date"). The effective time for the consummation of the transactions contemplated in this Agreement to occur "at Closing" or "on the Closing Date" shall be 12:00 a.m. EST on the Closing Date (the "Effective Time").

7.02 Qualified Stockholders' Obligations at Closing

         At or prior to the Closing, Qualified Stockholders shall deliver or cause to be delivered to Purchaser, in form satisfactory to Purchaser, the following:

         (a) Stock certificates for all of the Shares duly assigned to Purchaser.

         (b) A release and satisfaction (or agreement to provide the same) of each security interest, lien or encumbrance against any of the Shares except those to which Purchaser has expressly consented in writing.

         (c) A certificate of good standing for EWI issued within thirty (30) days prior to the Closing Date by the Secretary of State of Connecticut.

         (d) A certificate or certificates, executed by a duly authorized officer of each Qualified Stockholder certifying that all representations and warranties of Qualified Stockholders contained in this Agreement are true and correct in all material respects in accordance with their terms at and as if made as of the Closing Date, provided that such certificates will not be required if this Agreement is executed by the Qualified Stockholders on the Closing Date.

         (e) A certificate as to the incumbency of officers and genuineness of signatures covering all officers of EWI, the Escrow Agent or any Qualified Stockholder executing any document delivered by any of them at the Closing.

         (f) Resignations of all members of EWI's Board of Directors other than Perry.

         (g) Satisfactory evidence of the termination of all outstanding options or rights to purchase the capital stock of EWI.

         (h) All other schedules, certificates and other documents required by this Agreement to be delivered by Qualified Stockholders on or before Closing.

7.03 Purchaser's Obligations at Closing

         At or prior to the Closing, Purchaser shall deliver or cause to be delivered to the Escrow Agent, in form satisfactory to Qualified Stockholders, the following:

         (a) The cash payable at Closing pursuant to Section 1.01(b)(1).

         (b) The Note deliverable at Closing pursuant to Section 1.01(b)(2).

         (c) An employment agreement by and between EWI and Perry.

         (d) Its certificate, executed by an authorized officer, certifying that all representations and warranties of Purchaser contained in this Agreement are true and correct in all material respects in accordance with their terms at and as if made as of the Closing Date, provided that such certificates will not be required if this Agreement is executed by the Purchaser on the Closing Date.

         (e) A certificate of good standing for Purchaser from the Secretary of State of Delaware as of a date not more than thirty (30) days prior to the Closing Date.

         (f) A true copy of the minutes of the meeting of the Board of Directors of Purchaser authorizing its execution, delivery and performance of this Agreement, the Note and the ATC Stock.

         (g) A certificate as to the incumbency of officers and genuineness of signatures of all of the officers of Purchaser executing any document delivered by Purchaser at the Closing.

         (h) An instrument, effective at Closing, appointing a new agent for the service of process in Connecticut for EWI who shall be designated in advance by Purchaser.

         (i)  An  instrument   pursuant  to  which  Purchaser  assumes  LTEISA's
obligations as Guarantor of certain performance bonds issued to EWI as set forth on Schedule 7.03(i).

         (j) Written consent from its banks and the holders of its senior secured notes of its execution of this Agreement and of the Note.

         (k) An Opinion of Purchaser's counsel substantially as to the matters set forth in Schedule 7.03(k).

         (1) All other schedules, certificates and other documents required by this Agreement to be delivered by Purchaser on or before Closing.

                               VIII. MISCELLANEOUS

8.01 Brokerage Fees

         Neither the Purchaser, EWI or any Qualified Stockholder has consented to or authorized any broker or agent to act on its behalf, directly or indirectly, as a broker or finder in connection with the transaction contemplated by this Agreement. In the event any claim is made for a broker's or finder's fee in connection with the transactions contemplated hereunder, the party responsible for retaining or securing said broker or finder shall be solely responsible for the payment of any broker's or finder's fees incurred as a result thereof. Further, the responsible individuals shall indemnify the other parties against any loss or liabilities by reason of such broker's or finder's fees.

8.02 Further Actions

         At any time and from time to time, each party agrees, at its or his expense, to take such actions and to execute and deliver such documents as may be reasonably necessary to effectuate the purposes of this Agreement.

8.03 Availability of Equitable Remedies

         Since a breach of the provisions of this Agreement could not adequately be compensated by money damages, either Purchaser or Qualified Stockholders acting jointly shall be entitled, in addition to any other right or remedy available to it, to a preliminary injunction and an injunction restraining such breach or a threatened breach and to specific performance of any such provision of this Agreement, and the parties hereby consent to the issuance of such an injunction and to the ordering of specific performance without the requirement of bond.

8.04 Survival

         Except as otherwise provided herein, the covenants, agreements, representations, and warranties contained in or made pursuant to this Agreement shall survive the Closing and any delivery of the purchase price by the Purchaser irrespective of any investigation made by or on behalf of any party and shall continue until the later of (i) the Maturity Date specified in the Note and (ii) the last date on which any necessary action is taken by a party in connection with the resolution of a controversy under Section 1.03 pursuant to a decision of the mediator.

8.05 Modification

         The Agreement and the exhibits, schedules and Related Agreements hereto set forth the entire understanding of the parties with respect to the subject matter hereof, supersede all existing agreements among them concerning such subject matter, and may be modified only by a written instrument duly executed by each party.

8.06 Notices

         All notices, elections, reports or other correspondence required or permitted hereunder shall be in writing and deemed to have been properly given or delivered when mailed by certified mail, postage prepaid, delivered by overnight express courier, delivery fees prepaid, or transmitted by fax with receipt confirmed, to the party to whom directed at the below specified addresses or at such other address for which any party shall give the other parties written notice:

         If to EWI (prior to Closing):

         Mr. Charles L. Perry, President
         Environmental Warranty, Inc.
         970 Farmington Avenue
         West Hartford, CT 06107
         Fax (860) 521-5810

         If to Purchaser:

         Mr. Nicholas J. Malino, Senior Vice President
         ATC Group Services Inc.
         104 East 25th Street, 10th Floor
         New York, NY 10010
         Fax (212) 598-4283

         with a copy to:

         Alexander W. Samor, Esq.
         Kleban & Samor
         2425 Post Road
         P.O. Box 763
         Southport, CT 06490

         If to Perry:

         Mr. Charles L. Perry
         61 High Farm Road
         West Hartford, CT 06107

         If to Preferred Shareholders:

         Pepe & Hazard LLP
         Goodwin Square
         Hartford, CT 06103
         Fax: (860) 522-2796
         Attn.:  Stephen B. Hazard, Esq.

Any such notice shall be deemed given three days after deposit with the mail, one day following delivery thereof to an overnight express courier or upon receipt when sent by confirmed fax. The address of a party may be changed in accordance with the notice provisions of this section.

8.07 Waiver

         Any waiver by any party of a breach of any provision of this Agreement shall not operate as or be construed to be a waiver of any other breach of that provision or of any breach of any other provision of this Agreement. The failure of a party to insist upon strict adherence to any term of this Agreement on one or more occasions will not be considered a waiver or deprive that party of the right thereafter to insist upon strict adherence to that term or any other term of this Agreement. Any waiver must be in writing.

8.08 Binding Effect

         The provisions of this Agreement shall be binding upon and inure to the benefit of the Purchaser, and its respective successors and assigns, and Qualified Stockholders and their assigns, heirs, and personal representatives, and shall inure to the benefit of the indemnitees and their respective successors, assigns, heirs, and personal representatives.

8.09 No Third-Party Beneficiaries

         This Agreement does not create, and shall not be construed as creating, any rights enforceable by any person not a party to this Agreement (except as provided in Section 8.08).

8.10 Severability; Reformation

         If any provision of this Agreement is invalid, illegal, or unenforceable, the balance of this Agreement shall remain in effect, and if any provision is inapplicable to any person or circumstance, it shall nevertheless remain applicable to all other persons and circumstances.

8.11 Headings

         The headings of this Agreement are solely for convenience of reference and shall be given no effect in the construction or interpretation of this Agreement.

8.12 Governing Law

         To the extent permitted by law, this Agreement shall be governed by and construed in accordance with the laws of the State of Connecticut, without giving effect to conflict of laws. To the maximum extent permitted by law, any action or proceeding initiated by Purchaser, any Stockholder, the Escrow Agent, any indemnitee or any other party claiming rights under this agreement shall be brought in an appropriate state or federal court in Hartford County, Connecticut, and any person claiming rights under this agreement consents to the jurisdiction and proper venue of such forum.

8.13 Separate Counterparts

         This Agreement is being executed in several identical counterparts, each one of which shall be considered an original and all of which when taken together shall constitute but one instrument.

8.14 Incorporation of Recital, Exhibits and Schedules

         All exhibits, schedules and Related Agreements attached hereto are incorporated herein by this reference and expressly made a part of this Agreement.

8.15 Several Obligations

         The representations, warranties, covenants, and agreements of EWI and Qualified Stockholders in this Agreement are several.

8.16 Mediation

         In the event there shall arise any dispute or claim in law or equity arising out of this Agreement or any breach thereof or any resulting transaction between the parties under this Agreement, the parties specifically agree that such dispute shall be submitted to mediation pursuant to the provisions provided in Section 1.03. Judgment of any award rendered by the mediator may be entered in any court having jurisdiction thereof.

8.17 Opportunity to Cure

         All parties to this agreement shall be afforded a period of ten (10) days following notice thereof to cure any alleged breach of this agreement.

         [The remainder of this page has been left blank intentionally.]

                 [This page has been left blank intentionally.]

         IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the date of this day of , 1997.

                                                    ATC GROUP SERVICES INC.

                                                    /s/ Nicholas J. Malino
                                                  -----------------------------
                                                        Nicholas J. Malino
                                                        Senior Vice President


                                                    CONNING INSURANCE CAPITAL
                                                    LIMITED PARTNERSHIP II
                                                    By:  Conning & Company,
                                                         General Partner

                                                     /s/ John Clinton
                                                  -----------------------------
                                                    By:  John Clinton
                                                         Senior Vice President


                                                    CONNING INSURANCE CAPITAL
                                                    INTERNATIONAL PARTNERS II
                                                    By: Conning & Company,
                                                        General Partner

                                                    /s/ John Clinton
                                                  -----------------------------
                                                    By: John Clinton
                                                        Senior Vice President

                                                    CULLINANE & DONNELLY VENTURE
                                                    PARTNERS,LIMITED PARTNERSHIP
                                                    By:  Marsh Point Partners,
                                                         General Partner

                                                       /s/ J. Donnelly
                                                  -----------------------------
                                                     By: a General Partner

                                                    LAWYERS TITLE ENVIRONMENTAL
                                                    INSURANCE SERVICES AGENCY,
                                                    INC.

                                                     /s/ Jeffrey D. Vaughan
                                                  -----------------------------
                                                    By: Jeffrey D. Vaughan
                                                        President

                                                     /s/ Charles L. Perry
                                                  -----------------------------
                                                         CHARLES L. PERRY

The undersigned are executing this agreement with respect to the representations found in Section 2.12 only:


                                                     /s/ Robert E. Clifford
                                                  -----------------------------
                                                         Robert E. Clifford


                                                     /s/ William A. Gildea, Jr.
                                                  -----------------------------
                                                         William A. Gildea, Jr.

                                                                   EXHIBIT 21

                                ATC Subsidiaries


ATC Blattert Inc.
ATC Construction Services Inc.
ATC Environmental Inc.
ATC InSysTechnology Inc.
ATC Management Inc.
Bing Yen & Associates, Inc.
ATC New England Corp.
Environmental Warranty, Inc.
Hygeia Laboratories Inc.

ATC GROUP SERVICES INC. AND SUBSIDIARIES                              EXHIBIT 27

FINANCIAL DATA SCHEDULE
FEBRUARY 28, 1998 (Unaudited)
--------------------------------------------------------------------------------


                                                                                                                 As of
        Item Number                                             Item Description                           February 28, 1998

-----------------------------------------------------------------------------------------------------------------------------------

     5-02(1)                   Cash and cash items                                                           $   5,268,705
     5-02(2)                   Marketable securities and short-term investments                                          -
     5-02(3)(a)(1)             Notes and accounts receivable - trade                                            43,012,131
     5-02(4)                   Allowances for doubtful accounts                                                  3,077,829
     5-02(6)                   Inventory                                                                                 -
     5-02(9)                   Total current assets                                                             63,913,861
     5-02(13)                  Property, plant and equipment                                                    11,007,061
     5-02(14)                  Accumulated depreciation                                                          5,213,133
     5-02(18)                  Total assets                                                                    188,873,233
     5-02(21)                  Total current liabilities                                                        34,172,157
     5-02(22)                  Bonds, mortgages and similar debt                                               120,419,684
     5-02(28)                  Preferred stock - mandatory redemption                                                    -
     5-02(29)                  Preferred stock - no mandatory redemption                                                 -
     5-02(30)                  Common stock                                                                             10
     5-02(31)                  Other stockholders' equity                                                       26,937,371
     5-02(32)                  Total liabilities and stockholders' equity                                      188,873,233

                                                                                                                   Year ended
                                                                                                              February 28, 1998

------------------------------------------------------------------------------------------------------------------------------------
     5-03(b)1(a)               Net sales of tangible                                                                     -
     5-03(b)1                  Total revenues                                                                  141,436,677
     5-03(b)2(a)               Costs of tangible goods sold                                                              -
     5-03(b)2                  Total costs and expenses applicable to sales and revenues                        88,093,876
     5-03(b)3                  Other costs and expenses                                                         44,136,145
     5-03(b)5                  Provision for doubtful accounts and notes                                         2,503,618
     5-03(b)(8)                Interest and amortization of debt discount                                        4,218,253
     5-03(b)(10)               Income before taxes and other items                                               2,484,785
     5-03(b)(11)               Income tax expense                                                                1,335,000
     5-03(b)(14)               Income (loss) continuing operations                                               1,149,785
     5-03(b)(15)               Discontinued operations                                                                   -
     5-03(b)(17)               Extraordinary items                                                                       -
     5-03(b)(18)               Cumulative effect - changes in accounting principles                                      -
     5-03(b)(19)               Net income (loss)                                                                 1,149,785
     5-03(b)(20)               Earnings per share - primary                                                            N/A
     5-03(b)(20)               Earnings per share - fully diluted                                                      N/A


                                                                     SCHEDULE II

Supplemental Analysis of Valuation and Qualifying Accounts - Changes in the allowance for doubtful accounts for the three years ended February 28, 1997 are as follows:

                                                1995        1996         1997
                                                ----        ----         ----

BALANCE, beginning of year ..................$167,344     $535,886     $383,220
  Provisions for bad debts ...................188,819      290,165    1,021,631
  Amounts written-off, net of recoveries ....(136,350)    (309,932)    (452,836)
  Adjustment for allowance for doubtful
   accounts recorded on net
   acquired (rescinded) accounts receivable...316,073     (132,899)     503,701
   ----------------------------------------   -------     ---------     -------

BALANCE, end of year ......................  $535,886     $383,220   $1,455,716
====================                        ==========    =========  ===========

                                                                     EXHIBIT 3.1

                         CERTIFICATE OF INCORPORATION OF

                             ATC GROUP SERVICES INC.


FIRST:   The name of the Corporation is ATC Group Services Inc.

SECOND: The registered office of the Corporation in the State of Delaware is located at 1209 Orange Street, Wilmington, Delaware 19801, County of New Castle. The name of its registered agent at such address is The Corporation Trust Company.

THIRD: The nature of the business and the objects and purposes proposed to be transacted, promoted and carried on are to do any or all things herein mentioned, as fully and to the same extent as natural persons might or could do, and in any part of the world, viz:

         The purpose of the corporation is to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware.

FOURTH: The total number of shares of all classes of stock which the corporation shall have authority to issue is 10,000 shares of Common Stock, par value $.01 per share.

FIFTH:   The name and address of the incorporator is as follows:

         Rita J. Deakins
         410 South State Street
         Dover, Delaware  19901

SIXTH: The Directors shall have power to make and to alter or amend the By-Laws; to fix the amount to be reserved as working capital, and to authorize and cause to be executed, mortgages and liens without limit as to the amount, upon the property and franchise of this Corporation.

         With the consent in writing, and pursuant to a vote of the holders of a majority of the capital stock issued and outstanding, the Directors shall have authority to dispose, in any manner, of the whole property of this corporation.

         The By-Laws shall determine whether and to what extent the account and books of this corporation, or any of them, shall be open to the inspection of the stockholders; no stockholder shall have any right of inspecting any account, or book, or document of this Corporation, except as conferred by the law or the By-Laws, or by resolution of the stockholders.

         The stockholders and directors shall have power to hold their meetings and keep the books, documents and papers of the corporation outside of the State of Delaware, at such places as may be, from time to time, designated by the By-Laws or by resolution of the stockholders or directors, except as otherwise required by the laws of Delaware.

         It is the intention that the objects, purposes and powers specified in the THIRD paragraph hereof shall, except where otherwise specified in said paragraph, be nowise limited or restricted by reference to or inference from the terms of any other clause or paragraph in this certificate of incorporation, but that the objects, purposes and powers specified in the THIRD paragraph and in each of the clauses or paragraphs of this charter shall be regarded as independent objects, purposes and powers.

SEVENTH: No director of the Corporation shall be liable to the Corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director's duty of loyalty to the Corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under ss. 174 of the General Corporation Law, or (iv) for any transaction from which the director derived an improper personal benefit.

                                                                     EXHIBIT 3.2

                               ATC GROUP SERVICES
                          f/k/a ATC ENVIRONMENTAL INC.
                                     BY-LAWS


                                    ARTICLE I

                                     OFFICES

                  Section 1. The registered office shall be at such place within the State of Delaware as the board of directors may, from time to time, determine.

                  Section 2. The corporation may also have offices at such other places both within and without the State of Delaware as the board of directors may from time to time determine or the business of the corporation may require.

                                   ARTICLE II

                            MEETINGS OF STOCKHOLDERS

                  Section 1. All meetings of the stockholders for the election of directors shall be held in the State of New York, at such place as may be fixed, from time to time by the board of directors, or at such other place either within or without the State of Delaware as shall be designated from time to time by the board of directors and stated in the notice of the meeting. Meetings of stockholders for any other purpose may be held at such time and place, within or without the State of Delaware, as shall be stated in the notice of the meeting or in a duly executed waiver of notice thereof.

                  Section 2. Annual meetings of stockholders shall be held on the fifteenth day of the fifth month following the end of each fiscal year or as soon thereafter as practicable, as shall be designated from time to time by the board of director and stated in the notice of the meeting, at which they shall elect by a plurality vote a board of directors, and transact such other business as may properly be brought before the meeting.

                  Section 3. Written notice of the annual meeting stating place, date and hour of the meeting shall be given to each stockholder entitled to vote at such meeting not less than ten nor more than sixty days before the date of the meeting.

                  Section 4. The officer who has charge of the stock ledger of the corporation shall prepare and make, at least ten days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present.

                  Section 5. Special meetings of the stockholders, for any purpose or purposes, unless otherwise prescribed by statute or by the certificate of incorporation, may be called by the chairman or president and shall be called by the president or secretary at the request in writing of a majority of the board of directors, or at the request in writing of stockholders owning a majority in amount of the entire capital stock of the corporation issued and outstanding and entitled to vote. Such request shall state the purpose or purposes of the proposed meeting.

                  Section 6. Written notice of a special meeting stating the place, date and hour of the meeting and the purpose or purposes for which the meeting is called, shall be given not less than ten nor more than sixty days before the date of the meeting, to each stockholder entitled to vote at such meeting.

                  Section 7. Business transacted at any special meeting of stockholders shall be limited to the purposes stated in the notice.

                  Section 8. The holders of a majority of the stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders for the transaction of business except as otherwise provided by statute or by the certificate of incorporation. If, however, such quorum shall not be present or represented at any meeting of the stockholders, the stockholders entitled to vote thereat, present in person or represented by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting, at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally notified. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

                  Section 9. When a quorum is present at any meeting, the vote of the holders of a majority of the stock having voting power present in person or represented by proxy shall decide any question brought before such meeting, unless the question is one upon which by express provision of the statutes, of the certificate of incorporation or other provisions of the by-laws, a different vote is required in which case such express provision shall govern and control the decision of such question.

                  Section 10. Unless otherwise provided in the certificate of incorporation each stockholder shall at every meeting of the stockholders be entitled to one vote in person or by proxy for each share of the capital stock having voting power held by such stockholder, but no proxy shall be voted on after three years from its date, unless the proxy provides for a longer period.

                  Section 11. Unless otherwise provided in the certificate of incorporation, any action required to be taken at any annual or special meeting of such stockholders, may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. Prompt notice of the taking of the corporate action without a meeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing.

                  Section 12. At each meeting of the stockholders, the chairman of the board or, in his absence or inability to act, any person chosen by the majority of those stockholders present in person or represented by proxy shall act as chairman of the meeting. The secretary or, in his absence or inability to act, any person appointed by the chairman of the meeting shall act as secretary of the meeting and keep the minutes thereof.

                  Section 13. The board may, in advance of any meeting of stockholders, appoint one or more inspectors to act at such meeting or any adjournment thereof. If the inspectors shall not be so appointed or if any of them shall fail to appear or act, the chairman of the meeting shall appoint inspectors. Each inspector, before entering upon the discharge of his duties, shall take and sign an oath faithfully to execute the duties of inspector at such meeting with strict impartiality and according to the best of his ability. The inspectors shall determine the number of shares outstanding and the voting power of each, the number of shares represented at the meeting, the existence of a quorum, the validity and effect of proxies, and shall receive votes, ballots or consents, hear and determine all challenges and questions arising in connection with the right to vote, count and tabulate all votes, ballots or consents, determine the result, and do such acts as are proper to conduct the election or vote with fairness to all stockholders. On request of the chairman of the meeting or any stockholder entitled to vote thereat, the inspectors shall make a report in writing of any challenge, question or matter determined by them and shall execute a certificate of any fact found by them. No director or candidate for the office of director shall act as an inspector of an election of directors. Inspectors need not be stockholders.

                                   ARTICLE III

                                    DIRECTORS

                  Section 1. The number of directors which shall constitute the whole board shall be not less than two nor more than nine. The number of directors shall be determined by resolution of the board of directors or by the stockholders at the annual meeting of the stockholders, except as provided in
Section 2 of this Article, and each director elected shall hold office until his successor is elected and qualified. Directors need not be stockholders.

                  Section 2. Vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled by a majority of the directors then in office, though less than a quorum, or by a sole remaining director, and the directors so chosen shall hold office until the next annual election and until their successors are duly elected and shall qualify, unless sooner displaced. If there are no directors in office, then an election of directors may be held in the manner provided by statute. If, at the time of filling any vacancy or any newly created directorship, the directors then in office shall constitute less than a majority of the whole board (as constituted immediately prior to any such increase), the Court of Chancery may, upon application of any stockholder or stockholders holding at least ten percent of the total number of the shares at the time outstanding having the right to vote for such directors, summarily order an election to be held to fill any such vacancies or newly created directorships, or to replace the directors chosen by the directors then in office.

                  Section 3. The business of the corporation shall be managed by its board of directors which may exercise all such powers of the corporation and do all such lawful acts and things as are not by statute or by the certificate of incorporation or by these by-laws directed or required to be exercised or done by the stockholders.

                       MEETINGS OF THE BOARD OF DIRECTORS

                  Section 4. The board of directors of the corporation may hold meetings, both regular and special, either within or without the State of Delaware.

                  Section 5. The first meeting of each newly elected board of directors shall be held immediately following the annual meeting of stockholders at the place of such annual meeting of stockholders and no notice of such meeting shall be necessary to the newly elected directors in order legally to constitute the meeting, provided a quorum shall be present. In the event such meeting is not held immediately following the annual meeting of stockholders at the place of such annual meeting of stockholders, the meeting may be held at such time and place as shall be specified in a notice given as hereinafter provided for special meetings of the board of directors, or as shall be specified in a written waiver signed by all of the directors.

                  Section 6. Regular meetings of the board of directors may be held without notice at such time and at such place as shall from time to time be determined by the board.

                  Section 7. Special meetings of the board may be called by the president on one day's notice to each director, either personally or by mail or by telegram; special meetings shall be called by the president or secretary in like manner and on like notice on the written request of two directors (one director in the event that there be a single director in office).

                  Section 8. At all meetings of the board a majority of the directors shall constitute a quorum for the transaction of business and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the board of directors, except as may be otherwise specifically provided by statute or by the certificate of incorporation. If a quorum shall not be present at any meeting of the board of directors the directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.

                  Section 9. Unless otherwise restricted by the certificate of incorporation or these by-laws, any action required or permitted to be taken at any meeting of the board of directors or of any committee thereof may be taken without a meeting, if all members of the board or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the board or committee.

                  Section 10. Unless otherwise restricted by the certificate of incorporation or these by-laws, members of the board of directors, or any committee designated by the board of directors, may participate in a meeting of the board of directors, or any committee, by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and such participation in a meeting shall constitute presence in person at the meeting.

                  Section  11. No  contract or other  transaction  between  this corporation and any other corporation shall be impaired, affected or invalidated, nor shall any director be liable in any way by reason of the fact that any one or more of the directors of this corporation is or are interested in, or is a director or officer, or are directors of such other corporation, provided that such facts are disclosed or made known to the board of directors.

                  Any director, personally and individually, may be a party to or may be interested in any contract or transaction of this corporation, and no director shall be liable in any way by reason of such interest, provided that the fact of such interest be disclosed or made known to the board of directors, and provided that the board of directors shall authorize, approve or ratify such contract or transaction by the vote (not counting the vote of any such director) of a majority of a quorum, notwithstanding the presence of any such director at the meeting at which such action is taken. Such director or directors may be counted in determining the presence of a quorum at such meeting. This Section shall not be construed to impair or invalidate or in any way affect any contract or other transaction which would otherwise be valid under the law (common, statutory or otherwise) applicable thereto.

                             COMMITTEES OF DIRECTORS

                  Section 12. The board of directors may, by resolution passed by a majority of the whole board, designate one or more committees, each committee to consist of one or more of the directors of the corporation. The board may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. In the absence or disqualification of a member of a committee, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the board of directors to act at a meeting in the place of any such absent or disqualified member. Any such committee, to the extent provided in the resolution of the board of directors, shall have and may exercise all the powers and authority of the board of directors in the management of the business and affairs of the corporation, and may authorize the seal of the corporation to be affixed to all papers which may require it; but no such committee shall have the power or authority in reference to amending the certificate of incorporation, adopting an agreement of merger or consolidation, recommending to the stockholders the sale, lease or exchange of all or substantially all of the corporation's property and assets, recommending to the stockholders a dissolution of the corporation or a revocation of a dissolution, or amending the by-laws of the corporation; and, unless the resolution or the certificate of incorporation expressly so provide, no such committee shall have the power or authority to declare a dividend or to authorize the issuance of stock. Such committee or committees shall have such name or names as may be determined from time to time by resolution adopted by the board of directors. Each committee shall keep regular minutes of its meetings and report the same to the board of directors when required.

                            COMPENSATION OF DIRECTORS

                  Section 13. Unless otherwise restricted by the certificate of incorporation or these by-laws, the board of directors shall have the authority to fix the compensation of directors. The directors may be paid their expenses, if any, of attendance at each meeting of the board of directors and may be paid a fixed sum for attendance at each meeting of the board of directors or a stated salary as director. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefor. Members of special or standing committees may be allowed like compensation for attending committee meetings.

                              REMOVAL OF DIRECTORS

                  Section 14. Unless otherwise restricted by the certificate of incorporation or by-laws, any director or the entire board of directors may be removed, with or without cause, by the holders of a majority of shares entitled to vote at an election of directors.

                                   ARTICLE IV

                                     NOTICES

                  Section 1. Whenever, under the provisions of the statutes or of the certificate of incorporation or of these by-laws, notice is required to be given to any director or stockholder, it shall not be construed to mean personal notice, but such notice may be given in writing, by mail, addressed to such director or stockholder, at his address as it appears on the records of the corporation, with postage thereon prepaid, and such notice shall be deemed to be given at the time when the same shall be deposited in the United

States mail. Notice to directors may also be given by telegram.

                  Section 2. Whenever any notice is required to be given under the provisions of the statutes or of the certificate of incorporation or of these by-laws, a waiver thereof in writing, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto.

                                    ARTICLE V

                                    OFFICERS

                  Section 1. The officers of the corporation shall be chosen by the board of directors and shall be a president, a secretary and a treasurer. The board of directors may also choose a chairman, one or more vice-presidents, and one or more assistant secretaries and assistant treasurers. Any number of offices may be held by the same person, unless the certificate of incorporation or these by-laws otherwise provide.

                  Section 2. The board of directors at its first meeting after each annual meeting of stockholders shall choose a president, one or more vice-presidents, a secretary and a treasurer.

                  Section 3. The board of directors may appoint such other officers and agents as it shall deem necessary who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the board.

                  Section 4. The salaries of all officers and agents of the corporation shall be fixed by the board of directors.

                  Section 5. The officers of the corporation shall hold office until their successors are chosen and qualify. Any officer elected or appointed by the board of directors may be removed at any time by the affirmative vote of a majority of the board of directors. Any vacancy occurring in any office of the corporation shall be filled by the board of directors.

            THE CHAIRMAN OF THE BOARD OF DIRECTORS AND THE PRESIDENT

                  Section 6. In the event that the corporation elects a Chairman of the board of directors, he shall, if present, at each meeting of the stockholders and of the board and shall be an ex officio member of all committees of the board. He shall perform all duties incident to the office of chairman of the board and such other duties as may from time to time be assigned to him by the board.

                  The president shall be the chief executive officer and chief operating officer of the Corporation and shall have general and active supervision and direction over the business operations and affairs of the Corporation and over its several officers, agents and employees, subject, however, to the direction and the control of the board of directors. In general the president shall have such other powers and shall perform such other duties as usually pertaining to office of president or as from time to time may be assigned to him by the board or these by-laws.

                  Section 7. The president shall execute bonds, mortgages and other contracts requiring a seal, under the seal of the corporation, except where required or permitted by law to be otherwise signed and executed and except where the signing and execution thereof shall be expressly delegated by the board of directors to some other officer or agent of the corporation.

                               THE VICE PRESIDENTS

                  Section 8. In the absence of the president or in the event of his inability or refusal to act, the vice president (or in the event there be more than one vice president, the vice presidents in the order designated by the directors, or in the absence of any designation, then in the order of their election) shall perform the duties of the president, and when so acting, shall have all the powers of and be subject to all the restrictions upon the president. The vice presidents shall perform such other duties and have such other powers as the board of directors may from time to time prescribe.

                     THE SECRETARY AND ASSISTANT SECRETARIES

                  Section 9. The secretary shall attend all meetings of the board of directors and all meetings of the stockholders and record all the proceedings of the meetings of the corporation and of the board of directors in a book to be kept for that purpose and shall perform like duties for the standing committees when required. He shall give, or cause to be given, notice of all meetings of the stockholders and special meetings of the board of directors, and shall perform such other duties as may be prescribed by the board of directors or president, under whose supervision he shall be. He shall have custody of the corporate seal of the corporation and he, or an assistant secretary, shall have the authority to affix the same to any instrument requiring it and when so affixed, it may be attested by his signature or by the signature of such assistant secretary. The board of directors may give general authority to any other officer to affix the seal of the corporation and to attest the affixing by his signature.

                  Section 10. The assistant secretary, or if there be more than one, the assistant secretaries in the order determined by the board of directors (or if there be no such determination, then in the order of their election), shall, in the absence of the secretary or in the event of his inability or refusal to act, perform the duties and exercise the power of the secretary and shall perform such other duties and have such other powers as the board of directors may from time to time prescribe.

                     THE TREASURER AND ASSISTANT TREASURERS

                  Section 11. The treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the corporation and shall deposit all moneys and other valuable effects in the name and to the credit of the corporation in such depositories as may be designated by the board of directors.

                  Section 12. He shall disburse the funds of the corporation as may be ordered by the board of directors, taking proper vouchers for such disbursements, and shall render to the president and the board of directors, at its regular meetings, or when the board of directors so requires, an account of all his transactions as treasurer and of the financial condition of the corporation.

                  Section 13. If required by the board of directors, he shall give the corporation a bond (which shall be renewed every six years) in such sum and with such surety or sureties as shall be satisfactory to the board of directors for the faithful performance of the duties of his office and for the restoration to the corporation, in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the corporation.

                  Section 14. The assistant treasurer, or if there shall be more than one, the assistant treasurers in the order determined by the board of directors (or if there be no such determination, then in the order of their election), shall, in the absence of the treasurer or in the event of his inability or refusal to act, perform the duties and exercise the powers of the treasurer and shall perform such other duties and have such other powers as the board of directors may from time to time prescribe.

                                   ARTICLE VI

                              CERTIFICATES OF STOCK

                  Section 1. Every holder of stock in the corporation shall be entitled to have a certificate, signed by, or in the name of the corporation by, the chairman or vice-chairman of the board of directors or the president or a vice-president and the treasurer or an assistant treasurer, or the secretary or an assistant secretary of the corporation, certifying the number of shares owned by him in the corporation.

                  If the corporation shall be authorized to issue more than one class of stock or more than one series of any class, the powers, designations, preferences and relative, participating, optional or other special rights of each class of stock or series thereof and the qualification, limitations or restrictions of such preferences and/or rights shall be set forth in full or summarized on the face or back of the certificate which the corporation shall issue to represent such class or series of stock, provided that, except as otherwise provided in section 202 of the General Corporation Law of Delaware, in lieu of the foregoing requirements, there may be set forth on the face or back of the certificate which the corporation shall issue to represent such class or series of stock, a statement that the corporation will furnish without charge to each stockholder who so requests the powers, designations, preferences and relative, participating, optional or other special rights of each class of stock or series thereof and the qualifications, limitations or restrictions of such preferences and/or rights.

                  Section 2. Any of or all the signatures on the certificate may be facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the corporation with the same effect as if he were such officer, transfer agent or registrar at the date of issue.

                                LOST CERTIFICATES

                  Section 3. The board of directors may direct a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the corporation alleged to have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen or destroyed. When authorizing such issue of a new certificate or certificates, the board of directors may, in its sole discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate or certificates, or his legal representative, to advertise the same in such manner as it shall require and/or give, the corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the corporation with respect to the certificate alleged to have been lost, stolen or destroyed.

                                TRANSFER OF STOCK

                  Section 4. Upon surrender to the corporation or the transfer agent of the corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the corporation to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books.

                               FIXING RECORD DATE

                  Section 5. In order that the corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the board of directors may fix, in advance, a record date, which shall not be more than sixty nor less than ten days before the date of such meeting, nor more than sixty days prior to any other action. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the board of directors may fix a new record date for the adjourned meeting.

                             REGISTERED STOCKHOLDERS

                  Section 3. The corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, and to hold liable for calls and assessments a person registered on its books as the owner of shares, and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of Delaware.

                                   ARTICLE VII

                               GENERAL PROVISIONS

                                    DIVIDENDS

                  Section 1. Dividends upon the capital stock of the corporation, subject to the provisions of the certificate of incorporation, if any, may be declared by the board of directors at any regular or special meeting, pursuant to law. Dividends may be paid in cash, in property, or in shares of the capital stock, subject to the provisions of the certificate of incorporation.

                  Section 2. Before payment of any dividend, there may be set aside out of any funds of the corporation available for dividends such sum or sums as the directors from time to time, in their absolute discretion, think proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the corporation, or for such other purposes as the directors shall think conducive to the interest of the corporation, and the directors may modify or abolish any such reserve in the manner in which it was created.

                                ANNUAL STATEMENT

                  Section 3. The board of directors shall present at each annual meeting, and at any special meeting of the stockholders when called for by vote of the stockholders, a full and clear statement of the business and condition of the corporation.

                                     CHECKS

                  Section 4. All checks or demands for money and notes of the corporation shall be signed by such officer or officers or such other person or persons as the board of directors may from time to time designate.

                                   FISCAL YEAR

                  Section 5. The fiscal year of the corporation shall end on February 28 of each year.

                                      SEAL

                  Section 6. The corporate seal shall have inscribed thereon the name of the corporation, the year of its organization and the words "Corporate Seal, Delaware." The seal may be used by causing it or a facsimile thereof to be impressed or affixed or reproduced or otherwise.

                                  ARTICLE VIII

                                   AMENDMENTS

                  Section 1. These by-laws may be altered, amended or repealed or new by-laws may be adopted by the stockholders or by the board of directors, at any meeting of the stockholders or of the board of directors if notice of such alteration, amendment, repeal or adoption of new by-laws be contained in the notice of such special meeting. The by-laws may also be amended by the stockholders pursuant to Section 11 of Article II without prior notice of alteration, amendment, repeal or adoption of new by-laws. The power to adopt, amend or repeal by-laws by the board of directors shall not divest or limit the power of the stockholders to adopt, amend or repeal by-laws.

                                   ARTICLE IX

                                 INDEMNIFICATION

                  The officers and directors of the corporation shall be entitled to indemnification to the maximum extent permitted by Delaware Law.

                                                                     EXHIBIT 4.1
                               ACQUISITION CORP.,

                                    as Issuer

                                       and

                       STATE STREET BANK AND TRUST COMPANY

                                   as Trustee

                            -------------------------

                                    INDENTURE

                          Dated as of January 29, 1998

                             ----------------------


                               up to $150,000,000

                12% Senior Subordinated Notes due 2008, Series A

                12% Senior Subordinated Notes due 2008, Series B

                              CROSS-REFERENCE TABLE

  TIA                                                        Indenture
Section                                                       Section

   310(a)(1)...................................................7.10
      (a)(2)...................................................7.10
      (a)(3)...................................................N.A.
      (a)(4)...................................................N.A.
      (a)(5)...................................................7.10; 7.11
      (b)......................................................7.08; 7.10; 11.02
      (c)......................................................N.A.
   311(a)......................................................7.11
      (b)......................................................7.11
      (c)......................................................N.A.
   312(a)......................................................2.05
      (b).....................................................11.03
      (c).....................................................11.03
   313(a)......................................................7.06
      (b)(1)...................................................7.06
      (b)(2)...................................................7.06
      (c)......................................................7.06; 11.02
      (d)......................................................7.06
   314(a)......................................................4.06; 4.08; 11.02
      (b)......................................................N.A.
      (c)(1)...................................................7.02; 11.04
      (c)(2)...................................................7.02; 11.04
      (c)(3)...................................................N.A.
      (d)......................................................N.A.
      (e).....................................................11.05
      (f)......................................................N.A.
   315(a)......................................................7.01(b)
      (b)......................................................7.05; 11.02
      (c)......................................................7.01(a)
      (d)......................................................6.05; 7.01(c)
      (e)......................................................6.11
316(a)(last sentence)..........................................2.09
      (a)(1)(A)................................................6.05
      (a)(1)(B)................................................6.04
      (a)(2)...................................................N.A.
      (b)......................................................6.07
      (c)......................................................9.05
317(a)(1)......................................................6.08
      (a)(2)...................................................6.09
      (b)......................................................2.04
   318(a).....................................................11.01
      (c).....................................................11.01
----------------------
N.A. means Not Applicable

NOTE: This Cross-Reference Table shall not, for any purpose, be deemed to be a part of the Indenture.

                                                                            Page

                                TABLE OF CONTENTS
                                      Page

                                   ARTICLE ONE
                   DEFINITIONS AND INCORPORATION BY REFERENCE

SECTION 1.01.  Definitions....................................................1
SECTION 1.02.  Incorporation by Reference of TIA.............................32
SECTION 1.03.  Rules of Construction.........................................32

                                   ARTICLE TWO
                                    THE NOTES

SECTION 2.01.  Form and Dating...............................................33
SECTION 2.02.  Execution and Authentication; Aggregate Principal Amount......34
SECTION 2.03.  Registrar and Paying Agent....................................36
SECTION 2.04.  Paying Agent To Hold Assets in Trust..........................36
SECTION 2.05.  Holder Lists..................................................37
SECTION 2.06.  Transfer and Exchange.........................................37
SECTION 2.07.  Replacement Notes.............................................38
SECTION 2.08.  Outstanding Notes.............................................38
SECTION 2.09.  Treasury Notes................................................39
SECTION 2.10.  Temporary Notes...............................................39
SECTION 2.11.  Cancellation..................................................40
SECTION 2.12.  Defaulted Interest............................................40
SECTION 2.13.  CUSIP Number..................................................41
SECTION 2.14.  Deposit of Monies.............................................41
SECTION 2.15.  Restrictive Legends...........................................42
SECTION 2.16.  Book-Entry Provisions for Global Security.....................42
SECTION 2.17.  Special Transfer Provisions...................................44
SECTION 2.18.  Liquidated Damages Under Registration Rights Agreement........47

                                  ARTICLE THREE
                                   REDEMPTION

SECTION 3.01.  Notices to Trustee............................................47
SECTION 3.02.  Selection of Notes To Be Redeemed.............................48
SECTION 3.03.  Optional Redemption...........................................48
SECTION 3.04.  Notice of Redemption..........................................49
SECTION 3.05.  Effect of Notice of Redemption................................50
SECTION 3.06.  Deposit of Redemption Price............................/......51
SECTION 3.07.  Notes Redeemed in Part........................................51

SECTION 3.08. Special Redemption Provisions Prior to Effectiveness of
 the Merger..................................................................51

                                  ARTICLE FOUR
                                    COVENANTS

SECTION 4.01.  Payment of Notes..............................................52
SECTION 4.02.  Maintenance of Office or Agency...............................52
SECTION 4.03.  Corporate Existence...........................................52
SECTION 4.04.  Payment of Taxes and Other Claims.............................53
SECTION 4.05.  Maintenance of Properties and Insurance.......................53
SECTION 4.06.  Compliance Certificate; Notice of Default.....................54
SECTION 4.07.  Compliance with Laws..........................................55
SECTION 4.08.  Reports to Holders............................................55
SECTION 4.09.  Waiver of Stay, Extension or Usury Laws.......................55
SECTION 4.10.  Limitation on Restricted Payments.............................56
SECTION 4.11.  Limitation on Transactions with Affiliates....................59
SECTION 4.12.  Limitation on Incurrence of Additional Indebtedness...........60
SECTION 4.13.  Limitation on Dividend and Other Payment Restrictions
 Affecting Subsidiaries......................................................61
SECTION 4.14.  [Intentionally Omitted].......................................62
SECTION 4.15.  Change of Control.............................................62
SECTION 4.16.  Limitation on Asset Sales.....................................65
SECTION 4.17.  Limitation on Preferred Stock of Subsidiaries.................69
SECTION 4.18.  Limitation on Liens...........................................69
SECTION 4.19.  Conduct of Business...........................................70
SECTION 4.20.  Additional Subsidiary Guarantees..............................70
SECTION 4.21. Prohibition on Incurrence of Senior Subordinated Debt..........71
SECTION 4.22. Special Covenants Prior to Effectiveness of the Merger.........71
SECTION 4.23. Certain Net Proceeds to be Held by the Trustee.................72
SECTION 4.24. Guarantees of Certain Indebtedness.............................73

                                  ARTICLE FIVE
                              SUCCESSOR CORPORATION

SECTION 5.01.  Merger, Consolidation and Sale of Assets......................74
SECTION 5.02.  Successor Corporation Substituted.............................76

                                   ARTICLE SIX
                                    REMEDIES

SECTION 6.01.  Events of Default.............................................76
SECTION 6.02.  Acceleration..................................................78
SECTION 6.03.  Other Remedies................................................79
SECTION 6.04.  Waiver of Past Defaults.......................................80
SECTION 6.05.  Control by Majority...........................................80
SECTION 6.06.  Limitation on Suits...........................................80
SECTION 6.07.  Right of Holders To Receive Payment...........................81
SECTION 6.08.  Collection Suit by Trustee....................................81
SECTION 6.09.  Trustee May File Proofs of Claim..............................82
SECTION 6.10.  Priorities....................................................82
SECTION 6.11.  Undertaking for Costs.........................................83
SECTION 6.12.  Restoration of Rights and Remedies............................83

                                  ARTICLE SEVEN
                                     TRUSTEE

SECTION 7.01.  Duties of Trustee.............................................83
SECTION 7.02.  Rights of Trustee.............................................85
SECTION 7.03.  Individual Rights of Trustee..................................86
SECTION 7.04.  Trustee's Disclaimer..........................................86
SECTION 7.05.  Notice of Default.............................................87
SECTION 7.06.  Reports by Trustee to Holders.................................87
SECTION 7.07.  Compensation and Indemnity....................................88
SECTION 7.08.  Replacement of Trustee........................................89
SECTION 7.09.  Successor Trustee by Merger, Etc..............................90
SECTION 7.10.  Eligibility; Disqualification.................................90
SECTION 7.11.  Preferential Collection of Claims Against the Company.........91

                                  ARTICLE EIGHT
                       DISCHARGE OF INDENTURE; DEFEASANCE

SECTION 8.01.  Termination of Company's Obligations..........................91
SECTION 8.02.  Application of Trust Money....................................94
SECTION 8.03.  Repayment to the Company......................................94
SECTION 8.04.  Reinstatement.................................................95
SECTION 8.05.  Acknowledgment of Discharge by Trustee........................95

                                  ARTICLE NINE
                          MODIFICATION OF THE INDENTURE

SECTION 9.01.  Without Consent of Holders....................................96
SECTION 9.02.  With Consent of Holders.......................................96
SECTION 9.03.  Effect on Senior Indebtedness and Guarantor Senior
 Indebtedness................................................................97

SECTION 9.04.  Compliance with TIA...........................................97
SECTION 9.05.  Revocation and Effect of Consents.............................98
SECTION 9.06.  Notation on or Exchange of Notes..............................98
SECTION 9.07.  Trustee To Sign Amendments, Etc...............................99

                                   ARTICLE TEN
                                  SUBORDINATION

SECTION 10.01. Notes Subordinated to Senior Indebtedness Upon
 Effectiveness of the Merger.................................................99
SECTION 10.02. Suspension of Payment When Senior Indebtedness
 is in Default..............................................................100
SECTION 10.03. Notes Subordinated to Prior Payment of All Senior
 Indebtedness on Dissolution, Liquidation or Reorganization of Company......101
SECTION 10.04. Holders To Be Subrogated to Rights of Holders of
 Senior Indebtedness........................................................103
SECTION 10.05. Obligations of the Company Unconditional.....................103
SECTION 10.06. Trustee Entitled to Assume Payments Not
 Prohibited in Absence of Notice............................................105
SECTION 10.07. Application by Trustee of Assets Deposited with It...........105
SECTION 10.08. No Waiver of Subordination Provisions........................106
SECTION 10.09. Holders Authorize Trustee To Effectuate
 Subordination of Notes.....................................................106
SECTION 10.10. Right of Trustee to Hold Senior Indebtedness.................107
SECTION 10.11. This Article Ten Not To Prevent Events of Default............107
SECTION 10.12. No Fiduciary Duty of Trustee to Holders of Senior
 Indebtedness...............................................................108

                                 ARTICLE ELEVEN
                                  MISCELLANEOUS

SECTION 11.01.  TIA Controls................................................108
SECTION 11.02.  Notices.....................................................108
SECTION 11.03.  Communications by Holders with Other Holders................109
SECTION 11.04.  Certificate and Opinion as to Conditions Precedent..........110
SECTION 11.05.  Statements Required in Certificate or Opinion...............110
SECTION 11.06.  Rules by Trustee, Paying Agent, Registrar...................111

SECTION 11.07.  Legal Holidays..............................................111
SECTION 11.08.  Governing Law...............................................111
SECTION 11.09.  No Adverse Interpretation of Other Agreements...............111
SECTION 11.10.  No Personal Liability.......................................111
SECTION 11.11.  Successors..................................................112
SECTION 11.12.  Duplicate Originals.........................................112
SECTION 11.13.  Severability................................................112

                                 ARTICLE TWELVE
                               GUARANTEE OF NOTES

SECTION 12.01.  Unconditional Guarantee.....................................112
SECTION 12.02.  Limitations on Guarantees...................................114
SECTION 12.03.  Execution and Delivery of Guarantee.........................115
SECTION 12.04.  Release of a Subsidiary Guarantor...........................115
SECTION 12.05.  Waiver of Subrogation.......................................116
SECTION 12.06.  No Set-Off..................................................117
SECTION 12.07.  Obligations Absolute........................................117
SECTION 12.08.  Obligations Continuing......................................118
SECTION 12.09.  Obligations Not Reduced.....................................118
SECTION 12.10.  Obligations Reinstated......................................118
SECTION 12.11.  Obligations Not Affected....................................119
SECTION 12.12.  Waiver......................................................120
SECTION 12.13.  No Obligation To Take Action Against the Company............120
SECTION 12.14.  Dealing with the Company and Others.........................121
SECTION 12.15.  Default and Enforcement.....................................121
SECTION 12.16.  Amendment, Etc..............................................122
SECTION 12.17.  Acknowledgment..............................................122
SECTION 12.18.  Costs and Expenses..........................................122
SECTION 12.19.  No Merger or Waiver; Cumulative Remedies....................122
SECTION 12.20.  [Intentionally omitted].....................................122
SECTION 12.21.  Guarantee in Addition to Other Obligations..................123
SECTION 12.22.  Severability................................................123
SECTION 12.23.  Successors and Assigns......................................123

                                ARTICLE THIRTEEN
                           SUBORDINATION OF GUARANTEE

SECTION 13.01.  Obligations of Guarantors Subordinated to Guarantor
 Senior Indebtedness........................................................123
SECTION 13.02.  Suspension of Guarantee Obligations When Guarantor
 Senior Indebtedness is in Default..........................................124

SECTION 13.03.  Guarantee Obligations Subordinated to Prior Payment
 of All Guarantor Senior Indebtedness on Dissolution, Liquidation or
 Reorganization of Such Subsidiary Guarantor................................126
SECTION 13.04.  Holders of Guarantee Obligations To Be Subrogated to
 Rights of Holders of Guarantor Senior Indebtedness.........................127
SECTION 13.05.  Obligations of the Subsidiary Guarantors'
 Unconditional..............................................................128
SECTION 13.06.  Trustee Entitled To Assume Payments Not Prohibited
 in Absence of Notice.......................................................130
SECTION 13.07.  Application by Trustee of Assets Deposited with It..........130
SECTION 13.08.  No Waiver of Subordination Provisions.......................131
SECTION 13.09.  Holders Authorize Trustee To Effectuate Subordination
 of Guarantee Obligations...................................................131
SECTION 13.10.  Right of Trustee to Hold Guarantor Senior Indebtedness......132
SECTION 13.11.  No Suspension of Remedies...................................132
SECTION 13.12.  No Fiduciary Duty of Trustee to Holders of Guarantor
 Senior Indebtedness........................................................133

SIGNATURES..................................................................S-1

EXHIBIT A -           Form of Series A Note.................................A-1
Exhibit B -           Form of Series B Note.................................B-1
Exhibit C -           Form of Legend for Global Notes.......................C-1
Exhibit D -           Form of Certificate To Be Delivered
                     in Connection with Transfers to Non-QIB
            Accredited Investors..................................D-1
Exhibit E -           Form of Certificate To Be Delivered in
                      Connection with Transfers Pursuant to
            Regulation S..........................................E-1
Exhibit F -           Form of Guarantee.....................................F-1

                  INDENTURE, dated as of January 29, 1998, among Acquisition Corp., a Delaware corporation (the "Company") and State Street Bank and Trust Company, as Trustee (the "Trustee").

                  The Company has duly authorized the creation of an issue of 12% Senior Subordinated Notes due 2008, Series A, and 12% Senior Subordinated Notes due 2008, Series B, to be issued in exchange for the 12% Senior Subordinated Notes due 2008, Series A, pursuant to the Registration Rights Agreement (as defined herein) and, to provide therefor, the Company has duly authorized the execution and delivery of this Indenture. All things necessary to make the Notes (as defined), when duly issued and executed by the Company, and authenticated and delivered hereunder, the valid obligations of the Company, and to make this Indenture a valid and binding agreement of the Company, have been done.

                  Each party hereto agrees as follows for the benefit of the other parties and for the equal and ratable benefit of the Holders (as defined) of the Company's 12% Senior Subordinated Notes due 2008, Series A and Series B.


                                   ARTICLE ONE

                   DEFINITIONS AND INCORPORATION BY REFERENCE


                  SECTION 1.01. Definitions.

                  "Acquired Indebtedness" means Indebtedness of a Person or any of its Subsidiaries existing at the time such Person becomes a Subsidiary of such Person or at the time it merges or consolidates with such Person or any of its Subsidiaries or assumed in connection with the acquisition of assets from such Person, and in each case not incurred by such Person in connection with, or in anticipation or contemplation of, such Person becoming a Subsidiary of such Person or such acquisition, merger or consolidation.

                  "Additional Interest" shall have the meaning set forth in the Registration Rights Agreement.

                  "Affiliate" means, with respect to any specified Person, any other Person who directly or indirectly through one or more intermediaries controls, or is controlled by, or is under common control with, such specified Person. The term "control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract or otherwise; and the terms "controlling" and "controlled" have meanings correlative of the foregoing.

                  "Affiliate Transaction" has the meaning provided in Section 4.11.

                  "Agent" means any Registrar, Paying Agent or co-Registrar.

                  "Agent Members" has the meaning provided in Section 2.16.

                  "Asset Acquisition" means (a) an Investment by the Company or any Subsidiary of the Company in any other Person pursuant to which such Person shall become a Subsidiary of the Company or any Subsidiary of the Company, or shall be merged with or into the Company or any Subsidiary of the Company, or
(b) the acquisition by the Company or any Subsidiary of the Company of the assets of any Person (other than a Subsidiary of the Company) which constitute all or substantially all of the assets of such Person or comprises any division or line of business of such Person or any other properties or assets of such Person other than in the ordinary course of business.

                  "Asset  Sale"  means any direct or  indirect  sale,  issuance, conveyance, transfer, lease (other than operating leases entered into in the ordinary course of business), assignment or other transfer for value by the Company or any of its Subsidiaries (including any Sale and Leaseback Transaction) to any Person other than the Company or a Wholly Owned Subsidiary of the Company of (a) any Capital Stock of any Subsidiary of the Company; or (b) any other property or assets of the Company or any Subsidiary of the Company other than in the ordinary course of business; provided, however, that Asset Sales shall not include (i) any transaction or series of related transactions for which the Company or its Subsidiaries receive aggregate consideration of less than $3.0 million in any consecutive 12-month period, (ii) the sale, lease, conveyance, disposition or other transfer of all or substantially all of the assets of the Company as permitted under Section 5.01 or any disposition that constitutes a Change of Control, (iii) disposals or replacements of obsolete or outdated equipment in the ordinary course of business, (iv) the sale or discount, in each case without recourse (other than recourse for a breach of a representation or warranty), of accounts receivable arising in the ordinary course of business, but only in connection with the compromise or collection thereof in the ordinary course of business and not as part of a financing transaction, and (v) the sale, lease, conveyance, disposition or other transfer by the Company or any Subsidiary of the Company of assets or property to one or more Wholly Owned Subsidiaries of the Company in connection with Investments permitted under Section 4.10.

                  "ATC" means ATC Group Services Inc., a Delaware corporation.

                  "Authenticating Agent" has the meaning provided in Section
2.02.

                  "Bankruptcy Law" means Title 11, U.S. Code or any similar federal, state or foreign law for the relief of debtors.

                  "Blockage Period" has the meaning provided in Section 10.02.

                  "Board of Directors" means, as to any Person, the board of directors of such Person or any duly authorized committee thereof.

                  "Board Resolution" means, with respect to any Person, a copy of a resolution certified by the Secretary or an Assistant Secretary of such Person to have been duly adopted by the Board of Directors of such Person and to be in full force and effect on the date of such certification, and delivered to the Trustee.

                  "Business Day" means any day other than a Saturday, Sunday or any other day on which banking institutions in the city of New York or the city in which the principal office of the Trustee is located are required or authorized by law or other governmental action to be closed.

                  "Capitalized Lease Obligation" means, as to any Person, the obligations of such Person under a lease that are required to be classified and accounted for as capital lease obligations under GAAP and, for purposes of this definition, the amount of such obligations at any date shall be the capitalized amount of such obligations at such date, determined in accordance with GAAP.

                  "Capital Stock" means (i) with respect to any Person that is a corporation, any and all shares, interests, participations or other equivalents (however designated and whether voting or nonvoting) of corporate stock, including each class of Common Stock and Preferred Stock of such Person and (ii) with respect to any Person that is not a corporation, any and all partnership or other equity interests of such Person.

                  "Cash Equivalents" means (i) marketable direct obligations issued by, or unconditionally guaranteed by, the United States Government or issued by any agency thereof and backed by the full faith and credit of the United States, in each case maturing within one year from the date of acquisition thereof; (ii) marketable direct obligations issued by any state of the United States of America or any political subdivision of any such state or any public instrumentality thereof maturing within one year from the date of acquisition thereof and, at the time of acquisition, having one of the two highest ratings obtainable from either Standard & Poor's Corporation ("S&P") or Moody's Investors Service, Inc. ("Moody's"); (iii) commercial paper maturing no more than one year from the date of creation thereof and, at the time of acquisition, having a rating of at least A-1 from S&P or at least P-1 from Moody's; (iv) certificates of deposit or bankers' acceptances maturing within one year from the date of acquisition thereof issued by any bank organized under the laws of the United States of America or any state thereof or the District of Columbia or any U.S. branch of a foreign bank having at the date of acquisition thereof combined capital and surplus of not less than $250,000,000; (v) repurchase obligations with a term of not more than seven days for underlying securities of the types described in clause (i) above entered into with any bank meeting the qualifications specified in clause (iv) above; and (vi) investments in money market funds which invest substantially all their assets in securities of the types described in clauses (i) through (v) above.

                  "Change of Control" means the occurrence of one or more of the following events: (i) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all of the assets of the Company to any Person or group of related Persons for purposes of Section 13(d) of the Exchange Act (a "Group"), together with any Affiliates thereof (whether or not otherwise in compliance with the provisions of this Indenture), other than to a Permitted Holder or a Group controlled by a Permitted Holder; (ii) the approval by the holders of Capital Stock of the Company of any plan or proposal for the liquidation or dissolution of the Company (whether or not otherwise in compliance with the provisions of this Indenture); (iii) (x) prior to the Initial Public Equity Offering, any Person or Group other than a Permitted Holder or a Group controlled by a Permitted Holder shall become the owner, directly or indirectly, beneficially or of record, of shares representing a percentage of the aggregate ordinary voting power represented by the issued and outstanding Capital Stock of the Company ("Voting Power") greater than the aggregate percentage of Voting Power owned by Permitted Holders together with any Group controlled by Permitted Holders, (y) prior to the Initial Public Equity Offering, the percentage of Voting Power owned by Permitted Holders is less than 40% or (z) after the Initial Public Equity Offering, any Person or Group other than a Person or Group controlled by a Permitted Holder owns, directly or indirectly, beneficially or of record, shares representing more than 35% Voting Power; or (iv) the replacement of a majority of the Board of Directors of the Company from the directors who constituted the Board of Directors of the Company on the Issue Date, and such replacement shall not have been approved by a vote of at least a majority of the Board of Directors of the Company then still in office who either were members of such Board of Directors on the Issue Date or whose election as a member of such Board of Directors was previously so approved.

                  "Change of Control Offer" has the meaning provided in Section 4.15.

                  "Change of Control Payment Date" has the meaning provided in
Section 4.15.

                  "Commission" means the Securities and Exchange Commission.

                  "Common Stock" means, with respect to any Person, any and all shares, interests or other participations in, and other equivalents (however designated and whether voting or non-voting) of such Person's common stock, whether outstanding on the Issue Date or issued after the Issue Date, and includes, without limitation, all series and classes of such common stock.

                  "Company" means the party named as such in this Indenture until a successor replaces it pursuant to this Indenture and thereafter means such successor and also includes for the purposes of any provision contained herein and required by the TIA any other obligor on the Notes.

                  "Consolidated EBITDA" means, with respect to any Person for any period, the sum (without duplication) of (i) Consolidated Net Income and
(ii) to the extent Consolidated Net Income has been reduced thereby, (A) all income taxes of such

Person and its Subsidiaries paid or accrued in accordance with GAAP for such period (other than income taxes attributable to extraordinary, unusual or nonrecurring gains or losses or taxes attributable to sales or dispositions outside the ordinary course of business), (B) Consolidated Interest Expense, (C) Consolidated Non-cash Charges, less any non-cash items increasing Consolidated Net Income for such period, all as determined on a consolidated basis for such Person and its Subsidiaries in accordance with GAAP.

                  "Consolidated Fixed Charge Coverage Ratio" means, with respect to any Person, the ratio of Consolidated EBITDA of such Person during the four full fiscal quarters (the "Four Quarter Period") ending on or prior to the date of the transaction giving rise to the need to calculate the Consolidated Fixed Charge Coverage Ratio (the "Transaction Date") to Consolidated Fixed Charges of such Person for the Four Quarter Period. In addition to and without limitation of the foregoing, for purposes of this definition, "Consolidated EBITDA" and "Consolidated Fixed Charges" shall be calculated after giving effect on a pro forma basis for the period of such calculation to (i) the incurrence or repayment of any Indebtedness of such Person or any of its Subsidiaries (and the application of the proceeds thereof) giving rise to the need to make such calculation and any incurrence or repayment of other Indebtedness (and the application of the proceeds thereof), other than the incurrence or repayment of Indebtedness in the ordinary course of business for working capital purposes pursuant to working capital facilities, occurring during the Four Quarter Period or at any time subsequent to the last day of the Four Quarter Period and on or prior to the Transaction Date, as if such incurrence or repayment, as the case may be (and the application of the proceeds thereof), occurred on the first day of the Four Quarter Period and (ii) any Asset Sales or Asset Acquisitions (including, without limitation, any Asset Acquisition giving rise to the need to make such calculation as a result of such Person or one of its Subsidiaries
(including any Person who becomes a Subsidiary as a result of the Asset Acquisition) incurring, assuming or otherwise being liable for Acquired Indebtedness and also including any Consolidated EBITDA (including any Pro Forma Adjustments) (provided that such Consolidated EBITDA shall be included only to the extent includable pursuant to the definition of "Consolidated Net Income") attributable to the assets which are the subject of the Asset Acquisition or Asset Sale during the Four Quarter Period) occurring during the Four Quarter Period or at any time subsequent to the last day of the Four Quarter Period and on or prior to the Transaction Date, as if such Asset Sale or Asset Acquisition (including the incur-rence, assumption or liability for any such Acquired Indebtedness) occurred on the first day of the Four Quarter Period. If such Person or any of its Subsidiaries directly or indirectly guarantees Indebtedness of a third Person, the preceding sentence shall give effect to the incurrence of such guaranteed Indebtedness as if such Person or any Subsidiary of such Person had directly incurred or otherwise assumed such guaranteed Indebtedness. Furthermore, in calculating "Consolidated Fixed Charges" for purposes of determining the denominator (but not the numerator) of this "Consolidated Fixed Charge Coverage Ratio," (1) interest on outstanding Indebtedness determined on a fluctuating basis as of the Transaction Date and which will continue to be so determined thereafter shall be deemed to have accrued at a fixed rate per annum equal to the rate of interest on such Indebtedness in effect on the Transaction Date; (2) if interest on any Indebtedness actually incurred on the Transaction Date may optionally be determined at an interest rate based upon a factor of a prime or similar rate, a eurocurrency interbank offered rate, or other rates, then the interest rate in effect on the Transaction Date will be deemed to have been in effect during the Four Quarter Period; and (3) notwithstanding clause (1) above, interest on Indebtedness determined on a fluctuating basis, to the extent such interest is covered by agreements relating to Interest Swap Obligations, shall be deemed to accrue at the rate per annum resulting after giving effect to the operation of such agreements.

                  "Consolidated Fixed Charges" means, with respect to any Person for any period, the sum, without duplication, of (i) Consolidated Interest Expense, plus (ii) the product of (x) the amount of all dividend payments on any series of Preferred Stock of such Person (other than dividends paid in Qualified Capital Stock) paid, accrued or scheduled to be paid or accrued during such period times (y) a fraction, the numerator of which is one and the denominator of which is one minus the then current effective consolidated federal, state and local tax rate of such Person, expressed as a decimal.

                  "Consolidated Interest Expense" means, with respect to any Person for any period, the sum of, without duplication: (i) the aggregate of the interest expense of such Person and its Subsidiaries for such period determined on a consolidated basis in accordance with GAAP, including without limitation,
(a) any amortization of debt discount, (b) the net costs under Interest Swap Obligations, (c) all capitalized interest and (d) the interest portion of any deferred payment obligation; and (ii) the interest component of Capitalized Lease Obligations paid, accrued and/or scheduled to be paid or accrued by such

Person and its Subsidiaries during such period as determined on a consolidated basis in accordance with GAAP, minus amortization or write-off of deferred financing costs.

                  "Consolidated Net Income" means, with respect to any Person for any period, the aggregate net income (or loss) of such Person and its Subsidiaries for such period on a consolidated basis, determined in accordance with GAAP; provided, however, that there shall be excluded therefrom (a) gains (and losses) on an after-tax effected basis from Asset Sales (without regard to the $3 million limitation in the definition thereof) or abandonments or reserves relating thereto, (b) items classified as extraordinary or nonrecurring gains or losses including, without limitation, restructuring costs related to facilities and/or operating line closings) on an after tax effected basis, (c) the net income or loss of any Person acquired in a "pooling of interests" transaction accrued prior to the date it becomes a Subsidiary of the referent Person or is merged or consolidated with the referent Person or any Subsidiary of the referent Person, (d) the net income (but not loss) of any Subsidiary of the referent Person to the extent that the declaration of dividends or similar distributions by that Subsidiary of that income is restricted by a contract, operation of law or otherwise, (e) the net income or loss of any other Person, other than a Subsidiary of the referent Person, except to the extent (in the case of net income) of cash dividends or distributions paid to the referent Person, or to a Wholly Owned Subsidiary of the referent Person, by such other Person, (f) any restoration to income of any contingency reserve of an extraordinary, non-recurring or unusual nature, except to the extent that provision for such reserve was made out of Consolidated Net Income accrued at any time following the Issue Date, (g) income or loss attributable to discontinued operations (including, without limitation, operations disposed of during such period whether or not such operations were classified as discontinued), (h) in the case of a successor to the referent Person by consolidation or merger or as a transferee of the referent Person's assets, any earnings of the successor corporation prior to such consolidation, merger or transfer of assets and (i) any amortization or write-off of deferred financing costs.

                  "Consolidated Net Worth" means, with respect to any Person, the consolidated stockholders' equity of such Person, determined on a consolidated basis in accordance with GAAP, less (without duplication) amounts attributable to Disqualified Capital Stock of such Person.

                  "Consolidated Non-cash Charges" means, with respect to any Person for any period, the aggregate (A) depreciation, (B) amortization, (C) LIFO charges, (D) the amount of any restructuring reserve or charge, and (E) other non-cash charges of such Person and its Subsidiaries reducing Consolidated Net Income of such Person and its Subsidiaries for such period, determined on a consolidated basis in accordance with GAAP (excluding for purposes of clause (C) any such charges which require an accrual of or a reserve for cash charges for any future period).

                  "consolidation" means, with respect to any Person, the consolidation of the accounts of the Subsidiaries of such Person with those of such Person, all in accordance with GAAP. The term "consolidated" has a correlative meaning to the foregoing.

                  "Corporate Trust Office" means the office of the Trustee at which at any particular time its corporate trust business shall be principally administered, which office at the date of execution of this Indenture is located at Two International Place, Boston, Massachusetts 02110.

                  "Covenant Defeasance" has the meaning set forth in Section
8.01.

                  "Credit Agreement" means the Credit Agreement dated as of January 29, 1998 among Holdings, the Company, the lenders party thereto in their capacities as lenders thereunder and Bankers Trust Company, as agent, together with the related documents thereto (including, without limitation, any guarantee agreements and security documents), in each case as such agreements may be amended (including any amendment and restatement thereof), supplemented or otherwise modified from time to time, including any agreement extending the maturity of, refinancing, replacing or otherwise restructuring (including increasing the amount of available borrowings thereunder or adding Subsidiaries of the Company as additional borrowers or guarantors thereunder) all or any portion of the Indebtedness under such agreement or any successor or replacement agreement and whether by the same or any other agent, lender or group of lenders.

                  "Currency Agreement" means any foreign exchange contract, currency swap agreement or other similar agreement or arrangement designed to protect the Company or any Subsidiary of the Company against fluctuations in currency values.

                  "Custodian" means any receiver, trustee, assignee, liquidator, sequestrator or similar official under any Bankruptcy Law.

                  "Default" means an event or condition the occurrence of which is, or with the lapse of time or the giving of notice or both would be, an Event of Default.

                  "Defeasance   Payment"   means  any   distribution   from  any
defeasance trust described under Section 8.01.

                  "Depository" means The Depository Trust Company, its nominees and successors.

                  "Designated Senior Indebtedness" means (i) Indebtedness under or in respect of the Credit Agreement and (ii) any other Indebtedness constituting Senior Indebtedness or Guarantor Senior Indebtedness which, at the time of determination, has an aggregate principal amount of at least $2.0 million and is specifically designated in the instrument evidencing such Senior Indebtedness or Guarantor Senior Indebtedness as "Designated Senior
Indebtedness" or "Guarantor Senior Indebtedness" by the Company or the applicable Subsidiary Guarantor, as the case may be.

                  "Disqualified Capital Stock" means that portion of any Capital Stock which, by its terms (or by the terms of any security into which it is convertible or for which it is exchangeable), or upon the happening of any event, matures or is mandatorily redeemable, pursuant to a sinking fund obligation or otherwise, or is redeemable at the sole option of the holder thereof (other than as a result of a Change of Control) on or prior to the final maturity of the Notes.

                  "Event of Default" has the meaning provided in Section 6.01.

                  "Exchange Act" means the Securities Exchange Act of 1934, as amended, or any successor statute or statutes thereto.

                  "Exchange Notes" means the 12% Senior Subordinated Notes due 2008, Series B to be issued in exchange for the Initial Notes pursuant to the Registration Rights Agreement or, with respect to Initial Notes issued under this Indenture subsequent to the Issue Date pursuant to Section 2.02, a registration rights agreement substantially identical to the Registration Rights Agreement.

                  "Exchange Offer" has the meaning provided in the Registration Rights Agreement.

                  "Existing Indebtedness" means Indebtedness of the Company and its Subsidiaries (other than Indebtedness under the Credit Agreement) in existence on the Issue Date, until such amounts are repaid.

                  "fair market value" means, with respect to any asset or property, the price which could be negotiated in an arm's-length, free market transaction, for cash, between a willing seller and a willing and able buyer, neither of whom is under undue pressure or compulsion to complete the transaction. Fair market value shall be determined by the Board of Directors of the Company acting reasonably and in good faith and shall be evidenced by a Board Resolution of the Board of Directors of the Company.

                  "Foreign Subsidiary" means any Subsidiary of the Company organized under the laws of a country or jurisdiction other than the United States, any state or territory thereof or the District of Columbia.

                  "GAAP" means generally accepted accounting principles set forth in the opinions and pronouncements of the Accounting Principles Board of the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board or in such other statements by such other entity as may be approved by a significant segment of the accounting profession of the United States, which are in effect on the Issue Date.

                  "Global Note" has the meaning provided in Section 2.01.

                  "guarantee" means any obligation, contingent or otherwise, of any Person directly or indirectly guaranteeing any Indebtedness or other obligation of any other Person and, without limiting the generality of the foregoing, any obligation, direct or indirect, contingent or otherwise, of such Person (i) to purchase or pay (or advance or supply funds for the purchase or payment of) such Indebtedness or other obligation of such other Person (whether arising by virtue of partnership arrangements, or by agreement to keep-well, to purchase assets, goods, securities or services, to take-or-pay, or to maintain financial statement conditions or otherwise) or (ii) entered into for purposes of assuring in any other manner the obligee of such Indebtedness or other obligation of the payment thereof or to protect such obligee against loss in respect thereof (in whole or in part) (but if in part, only to the extent thereof); provided, however, that the term "guarantee" shall not include (A) endorsements for collection or deposit in the ordinary course of business and (B) guarantees (other than guarantees of Indebtedness) by the Company in respect of assisting one or more Subsidiaries in the ordinary course of their respective businesses, including without limitation guarantees of trade obligations and operating leases, on ordinary business terms. The term "guarantee" used as a verb has a corresponding meaning.

                  "Guarantee" means the guarantee of the obligations under this Indenture and the Notes by each of the Subsidiary Guarantors as set forth in Article Twelve.

                  "Guarantor Senior Indebtedness" means, with respect to any Subsidiary Guarantor, the principal of, premium, if any, and interest (including any interest accruing subsequent to the filing of a petition of bankruptcy at the rate provided for in the documentation with respect thereto, whether or not such interest is an allowed claim under applicable law) on any Indebtedness of such Subsidiary Guarantor, whether outstanding on the Issue Date or thereafter created, incurred or assumed, unless, in the case of any particular Indebtedness, the instrument creating or evidencing the same or pursuant to which the same is outstanding expressly provides that such Indebtedness shall not be senior in right of payment to the Notes. Without limiting the generality of the foregoing, "Guarantor Senior Indebtedness" shall also include the principal of, premium, if any, interest (including any interest accruing subsequent to the filing of a petition of bankruptcy at the rate provided for in the documentation with respect thereto, whether or not such interest is an allowed claim under applicable law) on, and all other amounts owing in respect of, (x) all monetary obligations (including guarantees thereof) of every nature of a Subsidiary Guarantor under the Credit Agreement, including, without limitation, obligations to pay principal and interest, reimbursement obligations under letters of credit, fees, expenses and indemnities, (y) all Interest Swap Obligations (including guarantees thereof) and (z) all obligations (including guarantees thereof) under Currency Agreements, in each case whether outstanding on the Issue Date or thereafter incurred. Notwithstanding the foregoing, "Guarantor Senior Indebtedness" shall not include (i) any Indebtedness of a Subsidiary Guarantor to a Subsidiary of such Subsidiary Guarantor or any Affiliate of such Subsidiary Guarantor or any of such Affiliate's Subsidiaries,
(ii) Indebtedness to, or guaranteed on behalf of, any
shareholder, director, officer or employee of the Company or any Subsidiary of the Company (including, without limitation, amounts owed for compensation),
(iii) Indebtedness to trade creditors and other amounts incurred in connection with obtaining goods, materials or services, (iv) Indebtedness represented by Disqualified Capital Stock, (v) any liability for federal, state, local or other taxes owed or owing by such Subsidiary Guarantor, (vi) that portion of any Indebtedness incurred in violation of the provisions set forth under Section
4.12 (but, as to any such obligation, no such violation shall be deemed to exist for purposes of this clause (vi) if the holder(s) of such obligation or their representative and the Trustee shall have received an Officers' Certificate of the Company to the effect that the incurrence of such Indebtedness does not (or, in the case of revolving credit Indebtedness, that the incurrence of the entire committed amount thereof at the date on which the initial borrowing thereunder is made would not) violate such provisions of this Indenture), (vii)
Indebtedness  which,  when  incurred and without  respect to any election  under
Section 1111(b) of Title 11, United States Code is without recourse to such Subsidiary Guarantor and (viii) any Indebtedness which is, by its express terms, subordinated in right of payment to any other Indebtedness of a Subsidiary Guarantor.

                  "Holder" means any holder of Notes.

                  "Holdings" means Acquisition Holdings, Inc., a Delaware corporation.

                  "IAI Global Note" means, a permanent global note in registered form representing the aggregate principal amount of Notes sold to Institutional Accredited Investors.

                  "incur" has the meaning set forth in Section 4.12.

                  "Indebtedness" means, with respect to any Person, without duplication, (i) all Obligations of such Person for borrowed money, (ii) all Obligations of such Person evidenced by bonds, debentures, notes or other similar instruments, (iii) all Capitalized Lease Obligations of such Person,
(iv) all Obligations of such Person issued or assumed as the deferred purchase price of property, all conditional sale obligations and all Obligations under any title retention agreement (but excluding trade accounts payable and other accrued liabilities arising in the ordinary course of business), (v) all Obligations for the reimbursement of any obligor on any letter of credit, banker's acceptance or similar credit transaction, (vi) guarantees and other contingent obligations in respect of

Indebtedness referred to in clauses (i) through (v) above and clause (viii) below, (vii) all Obligations of any other Person of the type referred to in clauses (i) through (vi) above which are secured by any lien on any property or asset of such Person, the amount of such Obligation being deemed to be the lesser of the fair market value of such property or asset or the amount of the Obligation so secured, (viii) all Obligations of such Person under Currency
Agreements and all Interest Swap Obligations of such Person and (ix) all Disqualified Capital Stock issued by such Person with the amount of Indebtedness represented by such Disqualified Capital Stock being equal to the greater of its voluntary or involuntary liquidation preference and its maximum fixed repurchase price, but excluding accrued dividends, if any. For purposes hereof, the "maximum fixed repurchase price" of any Disqualified Capital Stock which does not have a fixed repurchase price shall be calculated in accordance with the terms of such Disqualified Capital Stock as if such Disqualified Capital Stock were purchased on any date on which Indebtedness shall be required to be determined pursuant to this Indenture, and if such price is based upon, or measured by, the fair market value of such Disqualified Capital Stock, such fair market value shall be determined reasonably and in good faith by the Board of Directors of the issuer of such Disqualified Capital Stock.

                  "Indenture" means this Indenture, as amended or supplemented from time to time in accordance with the terms hereof.

                  "Independent Financial Advisor" means a firm (i) which does not, and whose directors, officers and employees or Affiliates do not, have a direct or indirect material financial interest in the Company and (ii) which, in the judgment of the Board of Directors of the Company, is otherwise, independent and qualified to perform the task for which it is to be engaged.

                  "Initial Notes" means, collectively, (i) the 12% Senior Subordinated Notes due 2008, Series A, of the Company issued on the Issue Date and (ii) one or more series of 12% Senior Subordinated Notes due 2008 that are issued under this Indenture subsequent to the Issue Date pursuant to Section 2.02, in each case for so long as such securities constitute Restricted Securities.

                  "Initial Public Equity Offering" means the first Public Equity Offering to occur after the Issue Date.

                  "Initial Purchaser" means BT Alex. Brown Incorporated.

                  "Institutional Accredited Investor" means an institution that is an "accredited investor" as that term is defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act.

                  "interest" means, when used with respect to any Note, the amount of all interest accruing on such Note, including any applicable defaulted interest pursuant to Section 2.12 and any Additional Interest pursuant to the Registration Rights Agreement.

                  "Interest Payment Date" means the stated maturity of an installment of interest on the Notes.

                  "Interest Swap Obligations" means the obligations of any Person pursuant to any arrangement with any other Person, whereby, directly or indirectly, such Person is entitled to receive from time to time periodic payments calculated by applying either a floating or a fixed rate of interest on a stated notional amount in exchange for periodic payments made by such other Person calculated by applying a fixed or a floating rate of interest on the same notional amount and shall include, without limitation, interest rate swaps, caps, floors, collars and similar agreements.

                  "Internal Revenue Code" means the Internal Revenue Code of 1986, as amended to the date hereof and from time to time hereafter.

                  "Investment" means, with respect to any Person, any direct or indirect loan or other extension of credit (including, without limitation, a guarantee) or capital contribution to (by means of any transfer of cash or other property to others or any payment for property or services for the account or use of others), or any purchase or acquisition by such Person of any Capital Stock, bonds, notes, debentures or other securities or evidences of Indebtedness issued by, any Person. "Investment" shall exclude extensions of trade credit by the Company and its Subsidiaries on commercially reasonable terms in accordance with normal trade practices of the Company or such Subsidiary, as the case may be. For the purposes of Section 4.10, the amount of any Investment shall be the original cost of such Investment plus the cost of all additional Investments by the Company or any of its Subsidiaries, without any adjustments for increases or decreases in value, or write-ups, write-downs or write-offs with respect to such Investment, re-duced by the payment of dividends or distributions in connection with such Investment or any other amounts received in respect of such Investment; provided, however, that no such payment of dividends or distributions or receipt of any such other amounts shall reduce the amount of any Investment to the extent such payment of dividends or distributions or receipt of any such amounts would be included in Consolidated Net Income. If the Company or any Subsidiary of the Company sells or otherwise disposes of any Common Stock of any direct or indirect Subsidiary of the Company such that, after giving effect to any such sale or disposition, the Company no longer owns, directly or indirectly, greater than 50% of the outstanding Common Stock of such Subsidiary, the Company shall be deemed to have made an Investment on the date of any such sale or disposition equal to the fair market value of the Common Stock of such former Subsidiary not sold or disposed of.

                  "Issue Date" means January 29, 1998.

                  "Legal Defeasance" has the meaning set forth in Section 8.01.

                  "Legal Holiday" has the meaning provided in Section 11.07.

                  "Lien" means any lien, mortgage, deed of trust, pledge, security interest, charge or encumbrance of any kind (including any conditional sale or other title retention agreement, any lease in the nature thereof and any agreement to give any security interest).

                     "Maturity Date" means January 15, 2008.

                  "Merger" means the merger of the Company into ATC, with ATC as the surviving corporation pursuant to and in accordance with the Merger Agreement.

                  "Merger Agreement" means the Merger Agreement dated as of November 26, 1997 among the Company, Holdings and ATC pursuant to which the Company is to be merged into and with ATC, as amended and in effect on the Issue Date.

                  "Net Cash Proceeds" means, with respect to any Asset Sale, the proceeds in the form of cash or Cash Equivalents including payments in respect of deferred payment obligations when received in the form of cash or Cash Equivalents (other than the portion of any such deferred payment constituting interest) received by the Company or any of its Subsidiaries from such Asset Sale net of (a) reasonable out-of-pocket expenses and fees relating to such Asset Sale (including, without limitation, legal, accounting and investment banking fees and sales commissions), (b) taxes paid or payable after taking into account any reduction in consolidated tax liability due to available tax credits or deductions and any tax sharing arrangements, (c) repayment of Indebtedness that is required to be repaid in connection with such Asset Sale and (d) appropriate amounts to be provided by the Company or any Subsidiary, as the case may be, as a reserve, in accordance with GAAP, against any liabilities associated with such Asset Sale and retained by the Company or any Subsidiary, as the case may be, after such Asset Sale, including, without limitation, pension and other post-employment benefit liabilities, liabilities related to environmental matters and liabilities under any indemnification obligations associated with such Asset Sale.

                  "Net Proceeds Offer" has the meaning set forth in Section
4.16.

                  "Net Proceeds Offer Amount" has the meaning set forth in
Section 4.16.

                  "Net Proceeds Offer Payment Date" has the meaning set forth in
Section 4.16.

                  "Net Proceeds Offer Trigger Date" has the meaning set forth in
Section 4.16.

                  "Non-U.S. Person" means a person who is not a U.S. person, as defined in Regulation S.

                  "Notes" means, collectively, the Initial Notes, the Private Exchange Notes, if any, and the Unrestricted Notes, treated as a single class of securities, as amended or supplemented from time to time in accordance with the terms of this Indenture, that are issued pursuant to this Indenture.

                  "Obligations" means all obligations for principal, premium, interest, penalties, fees, indemnifications, reimbursements, damages and other liabilities payable under the documentation governing any Indebtedness.

                  "Officer" means, with respect to any Person other than the Trustee, the Chairman of the Board of Directors, the Chief Executive Officer, the President, any Vice President, the Chief Financial Officer, the Treasurer, the Controller, or the Secretary of such Person, or any other officer designated by the Board of Directors serving in a similar capacity, and with respect to the Trustee, a Trust Officer.

                  "Officers' Certificate" means a certificate signed by two Officers of the Company.

                  "Opinion of Counsel" means a written opinion from legal counsel who is reasonably acceptable to the Trustee complying with the requirements of Sections 11.04 and 11.05, as they relate to the giving of an Opinion of Counsel.

                  "Paying Agent" has the meaning provided in Section 2.03.

                  "Permitted Holder" means any of Weiss, Peck & Greer, L.L.C. and its Affiliates.

                  "Permitted Indebtedness" means, without duplication, each of the following:

                   (i) Indebtedness under the Notes issued on the Issue Date and the Guarantees outstanding on the Issue Date or entered into thereafter in accordance with this Indenture;

                  (ii) Indebtedness incurred pursuant to the Credit Agreement in an aggregate outstanding principal amount at any time not to exceed the sum of the aggregate commitments pursuant to the Credit Agreement as in effect on the Issue Date (A) less the amount of all mandatory principal payments actually made in respect of the term loan thereunder and (B) reduced by any required repayments (which are accompanied by a corresponding permanent commitment reduction) thereunder, in each case, actually effected in satisfaction of the Net Cash Proceeds requirement described under Section 4.16 (it being recognized that a reduction in any borrowing base thereunder in and of itself shall not be deemed a required permanent repayment);

                 (iii) Interest Swap Obligations of the Company covering Indebtedness of the Company or any of its Subsidiaries; provided, however, that such Interest Swap Obligations are entered into to protect the Company and its Subsidiaries from fluctuations in interest rates on Indebtedness incurred in accordance with this Indenture to the extent the notional principal amount of such Interest Swap Obligation does not exceed the principal amount of the Indebtedness to which such Interest Swap Obligation relates;

                  (iv) Indebtedness under Currency Agreements; provided, however, that in the case of Currency Agreements which relate to Indebtedness, such Currency Agreements do not increase the Indebtedness of the Company and its Subsidiaries outstanding other than as a result of fluctuations in foreign currency exchange rates or by reason of fees, indemnities and compensation payable thereunder;

                   (v) Indebtedness of a Subsidiary to the Company or to a Wholly Owned Subsidiary of the Company for so long as such Indebtedness is held by the Company or a Wholly Owned Subsidiary of the Company, in each case subject to no Liens held by any Person other than the Company, a Wholly Owned Subsidiary of the Company or the lenders or any collateral agent the Credit Agreement; provided, however, that if as of any date any Person other than the Company, a Wholly Owned Subsidiary of the Company or the lenders or any collateral agent the Credit Agreement owns or holds any such Indebtedness or holds a Lien in respect of such Indebtedness, such date shall be deemed the incurrence of Indebtedness not constituting Permitted Indebtedness by the issuer of such Indebtedness unless such Indebtedness is otherwise permitted hereunder;

                  (vi) Indebtedness of the Company to a Wholly Owned Subsidiary of the Company for so long as such Indebtedness is held by a Wholly Owned Subsidiary of the Company or the lenders or any collateral agent the Credit Agreement, in each case subject to no Lien other than under the Credit Agreement; provided, however, that (a) any Indebtedness of the Company to any Wholly Owned Subsidiary of the Company that is not a Subsidiary Guarantor is unsecured and subordinated, pursuant to a written agreement, to the Company's obligations under this Indenture and the Notes and (b) if as of any date any Person other than a Wholly Owned Subsidiary of the Company or the lenders or any collateral agent the Credit Agreement owns or holds any such Indebtedness or a Lien in respect of such Indebtedness, such date shall be deemed the incurrence of Indebtedness not constituting Permitted Indebtedness by the Company unless such Indebtedness is otherwise permitted hereunder;

                 (vii) Indebtedness arising from the honoring by a bank or other financial institution of a check, draft or similar instrument inadvertently (except in the case of daylight overdrafts) drawn against insufficient funds in the ordinary course of business; provided, however, that such

         Indebtedness is extinguished within five business days of incurrence;

                (viii) Indebtedness of the Company or any of its Subsidiaries represented by letters of credit for the account of the Company or such Subsidiary, as the case may be, in order to provide security for workers' compensation claims, payment obligations in connection with self-insurance or similar requirements in the ordinary course of business;

                  (ix) Existing Indebtedness (including Indebtedness of the Company and its Subsidiaries under the Notes issued on the Issue Date) outstanding on the Issue Date;

                  (x) additional Capitalized Lease Obligations and Purchase Money Indebtedness of the Company or any of its Subsidiaries not to exceed $5.0 million at any one time outstanding;

                  (xi) Refinancing Indebtedness;

                  (xii) Indebtedness permitted by clause (x) of the definition of "Permitted Investments";

                  (xiii) guarantees of Indebtedness otherwise permitted under this Indenture, provided that in the case of a guarantee by a Subsidiary, such Subsidiary complies with the provisions of Section 4.24 to the extent applicable; and

                  (xiv) additional Indebtedness in the form of Seller Notes in an aggregate principal amount not to exceed $10.0 million at any one time outstanding.

                  "Permitted Investments" means (i) Investments by the Company or any Subsidiary of the Company in any Person that is or will become immediately after such Investment a Subsidiary of the Company or that will merge or consolidate into the Company or a Subsidiary of the Company; (ii) Investments in the Company by any Subsidiary of the Company; provided, however, that any Indebtedness evidencing such Investment by a Subsidiary that is not a Subsidiary Guarantor is unsecured and subordinated, pursuant to a written agreement, to the Company's obligations under the Notes and this Indenture; (iii) Investments in cash and Cash Equivalents; (iv) loans and advances to employees and officers of the Company and its Subsidiaries in the ordinary course of business for bona fide business purposes not in excess of $500,000 at any one time outstanding;
(v) Currency

Agreements and Interest Swap Obligations entered into in the ordinary course of the Company's or its Subsidiaries' businesses and otherwise in compliance with this Indenture; (vi) Investments in securities of trade creditors or customers received pursuant to any plan or reorganization or similar arrangement upon the bankruptcy or insolvency of such trade creditors or customers; (vii) Investments made by the Company or its Subsidiaries as a result of consideration received in connection with an Asset Sale made in compliance with Section 4.16; (viii) Investments existing on the Issue Date; (ix) guarantees of Indebtedness otherwise permitted under this Indenture, provided that in the case of a guarantee by a Subsidiary, such Subsidiary complies with the provisions of
Section 4.24 to the extent applicable; and (x) additional Investments in unconsolidated joint ventures in businesses reasonably related or complementary to those of the Company and its Subsidiaries (as determined in good faith by the Company's Board of Directors) in an aggregate amount for all such Investments made pursuant to this clause (x) not to exceed $4.0 million.

                  "Permitted Liens" means the following types of Liens:

                  (i) Liens in favor of the Trustee in its capacity as trustee for the Holders;

                  (ii) Liens securing Indebtedness outstanding under the Credit Agreement;

                  (iii) Liens for taxes, assessments or governmental charges or claims either (a) not delinquent or (b) contested in good faith by appropriate proceedings and as to which the Company or its Subsidiaries shall have set aside on its books such reserves as may be required pursuant to GAAP;

                  (iv) statutory Liens of landlords and Liens of carriers, warehousemen, mechanics, suppliers, materialmen, repairmen and other Liens imposed by law incurred in the ordinary course of business for sums not yet delinquent or being contested in good faith, if such reserve or other appropriate provision, if any, as shall be required by GAAP shall have been made in respect thereof;

                   (v) Liens incurred or deposits made in the ordinary course of business in connection with workers' compensation, unemployment insurance and other types of social security, including any Lien securing letters of credit issued in the ordinary course of business consistent with past practice in connection therewith, or to secure the performance of tenders, statutory obligations, surety and appeal bonds, bids, leases, government contracts, performance and return-of-money bonds and other similar obligations (exclusive of obligations for the payment of borrowed money);

                  (vi) judgment Liens not giving rise to an Event of Default;

                  (vii) easements, rights-of-way, zoning restrictions and other similar charges or encumbrances in respect of real property not interfering in any material respect with the ordinary conduct of the business of the Company or any of its Subsidiaries;


                  (viii) any interest or title of a lessor under any Capitalized Lease Obligation; provided, however, that such Liens do not extend to any property or assets which is not leased property subject to such Capitalized Lease Obligation;

                  (ix) Liens to secure Purchase Money Indebtedness of the Company or any Subsidiary of the Company; provided, however, that (A) the related Purchase Money Indebtedness shall not exceed the cost of such property or assets and shall not be secured by any property or assets of the Company or any Subsidiary of the Company other than the property and assets so acquired, constructed or improved and (B) the Lien securing such Indebtedness shall be created within 90 days of such acquisition, construction or improvement;

                  (x) Liens upon specific items of inventory or other goods and proceeds of any Person securing such Person's obligations in respect of bankers' acceptances issued or created for the account of such Person to facilitate the purchase, shipment or storage of such inventory or other goods;

                  (xi) Liens securing reimbursement obligations with respect to commercial letters of credit which encumber documents and other property relating to such letters of credit and products and proceeds thereof;

                  (xii) Liens encumbering deposits made to secure obligations arising from statutory, regulatory, contractual, or warranty requirements of the Company or any of its Subsidiaries, including rights of offset and set-off;

                  (xiii) Liens securing Interest Swap Obligations which Interest Swap Obligations relate to Indebtedness that is otherwise permitted under this Indenture;

                  (xiv) Liens securing Indebtedness under Currency Agreements;

                  (xv) any lease or sublease not interfering in any material respect with the business of the Company and its Subsidiaries; and

                  (xvi) Liens securing Acquired Indebtedness incurred in accordance with Section 4.12; provided, however, that (A) such Liens secured such Acquired Indebtedness at the time of and prior to the incurrence of such Acquired Indebtedness by the Company or a Subsidiary of the Company and were not granted in connection with, or in anticipation of, the incurrence of such Acquired Indebtedness by the Company or a Subsidiary of the Company and (B) such Liens do not extend to or cover any property or assets of the Company or of any of its Subsidiaries other than the property or assets that secured the
         Acquired Indebtedness prior to the time such Indebtedness became Acquired Indebtedness of the Company or a Subsidiary of the Company and are no more favorable to the lienholders than those securing the Acquired Indebtedness prior to the incurrence of such Acquired Indebtedness by the Company or a Subsidiary of the Company.

                  "Person" means an individual, partnership, limited liability company, corporation, unincorporated organization, trust or joint venture, or a governmental agency or political subdivision thereof.

                  "Physical Notes" has the meaning provided in Section 2.01.

                  "Preferred Stock" of any Person means any Capital Stock of such Person that has preferential rights to any other Capital Stock of such Person with respect to dividends or redemptions or upon liquidation.

                  "principal" of any Indebtedness (including the Notes) means the principal amount of such Indebtedness plus the premium, if any, on such Indebtedness.

                  "Private Exchange Notes" has the meaning provided in the Registration Rights Agreement.

                  "Private Placement Legend" means the legend initially set forth on the Initial Notes in the form set forth in Exhibit A.

                  "pro forma" means, with respect to any calculation made or required to be made pursuant to the terms of this Indenture, a calculation in accordance with Article 11 of Regulation S-X under the Securities Act, except where such calculation specifies that Pro Forma Adjustments may be used.

                  "Pro Forma Adjustments" shall mean pro forma adjustments calculated on a basis consistent with Regulation S-X under the Securities Act as in effect on the Issue Date, plus the following detailed adjustments that may be made in regard to businesses acquired or to be acquired (in either case, the "target"), whether before or after the Issue Date:

                  (i) adjustments to revenues to reflect customers not likely to be retained;

                  (ii) adjustments to labor and other direct costs to reflect application of the Company's utilization rate (the billable hours of the Company's employees divided by such employees' available hours) to the target and to reflect the additional costs or savings, as the case may be, from the continued use or elimination of outside laboratory and technical personnel utilized by the target company;

                  (iii)  adjustments  to reflect  home office  functions  of the target such as accounting, payroll and legal that will be provided by the Company, including any adjustments to eliminate outside professional services if such functions are to be assumed by then existing Company personnel;

                  (iv) adjustments with respect to savings that will be realized by including the target under the Company's insurance coverage and adjustments to reflect the costs, if any, of transferring or terminating duplicate insurance policies of the target;

                  (v) adjustments to reflect savings associated with the elimination of duplicate facilities and adjustments to reflect costs associated with such elimination (such as lease termination costs, moving and storage, etc.);

                  (vi) adjustments to employee benefit costs to reflect the Company's actual employee benefit cost structure, to the extent the target's employee benefits will be replaced with the Company's employee benefits;

                  (vii) adjustments to reflect the actual impact of the departure or retention of highly compensated executives of the target (including elimination of compensation, benefits and revenues attributable to such executives, if departing, and any increases to compensation or benefits for such executives continuing);

                  (viii) interest expense adjustments to reflect refinancing of existing debt or increases in borrowings used to effect acquisition of the target; and

                  (ix) adjustments to replace the target's then-current goodwill depreciation and amortization with such amounts as are derived from the application to the target of purchase accounting, if applicable, under GAAP.

                  "Property" means, with respect to any Person, any interests of such Person in any kind of property or asset, whether real, personal or mixed, or tangible or intangible, including, without limitation, Capital Stock, partnership interests and other equity or ownership interests in any other Person.

                  "Public Equity Offering" means an underwritten primary public offering of common stock or common equity of the Company or any other Person that directly or indirectly owns 100% of the common stock of the Company pursuant to an effective registration statement under the Securities Act.

                  "Purchase Money Indebtedness" means Indebtedness the net proceeds of which are used to finance the cost (including the cost of acquisition, construction or improvements) of property or assets acquired in the normal course of business by the Person incurring such Indebtedness.

                  "Qualified Capital Stock" means any Capital Stock that is not Disqualified Capital Stock.

                  "Qualified Institutional Buyer" or "QIB" shall have the meaning specified in Rule 144A.

                  "Record Date" means the Record Dates specified in the Notes.

                  "Redemption Date" means, when used with respect to any Note to be redeemed, the date fixed for such redemption pursuant to this Indenture and the Notes.

                  "Redemption Price" means, when used with respect to any Note to be redeemed, the price fixed for such redemption, including principal and premium, if any, pursuant to this Indenture and the Notes.

                  "Reference Date" has the meaning set forth in Section 4.10.

                  "Refinance" means, in respect of any security or Indebtedness, to refinance, extend, renew, refund, repay, prepay, redeem, defease or retire, or to issue a security or Indebtedness in exchange or replacement for, such security or Indebtedness in whole or in part. "Refinanced" and "Refinancing" shall have correlative meanings.

                  "Refinancing Indebtedness" means any Refinancing by the Company or any Subsidiary of the Company of Indebtedness incurred in accordance with Section 4.12 (other than pursuant to clauses (ii), (iii), (iv), (v), (vi),
(vii), (viii), (x), (xi), (xii) or (xiii) of the definition of Permitted Indebtedness), in each case that does not (1) result in an increase in the aggregate principal amount of Indebtedness of such Person as of the date of such proposed Refinancing, plus the amount of any interest and premium required to be paid under the terms of the instrument governing such Indebtedness and plus the amount of reasonable fees and expenses (including additional premiums that may be required to effect such Refinancing limited to 5.0% of the aggregate principal amount of Indebtedness being Refinanced) incurred by the Company or such Subsidiary, as the case may be, in connection with such Refinancing, except to the extent that any such increase in Indebtedness is otherwise permitted by this Indenture or (2) create Indebtedness with (A) a Weighted Average Life to Maturity that is less than the Weighted Average Life to Maturity of the Indebtedness being Refinanced or (B) a final maturity earlier than the final matur-ity of the Indebtedness being Refinanced; provided, however, that (x) if such Indebtedness being Refinanced is Indebtedness of the Company, then such Refinancing Indebtedness shall be Indebtedness solely of the Company and (y) if such Indebtedness being Refinanced is subordinate or junior to the Notes, then such Refinancing Indebtedness shall be subordinate to the Notes at least to the same extent and in the same manner as the Indebtedness being Refinanced.

                  "Registrar" has the meaning provided in Section 2.03.

                  "Registration Rights Agreement" means the Registration Rights Agreement dated as of the Issue Date between the Company and the Initial Purchaser.

                  "Regulation S" means Regulation S under the Securities Act.

                  "Regulation S Global Note" means a permanent global note in registered form representing the aggregate principal amount of Notes sold in reliance on Regulation S under the Securities Act.

                  "Related Person" means, with respect to any Person, any other Person directly or indirectly owning 10% or more of the outstanding voting Common Stock of such Person (or, in the case of a Person that is not a corporation, 10% or more of the equity interest in such Person).

                  "Replacement Assets" shall have the meaning set forth in
Section 4.16.

                  "Representative" means the trustee, agent or representative in respect of any Designated Senior Indebtedness; provided, however, that if, and for so long as, any Designated Senior Indebtedness lacks such a representative, then the Representative for such Designated Senior Indebtedness shall at all times constitute the holders of a majority in outstanding principal amount of such Designated Senior Indebtedness in respect of any Designated Senior Indebtedness.

                  "Restricted Payment" shall have the meaning set forth in
Section 4.10.

                  "Restricted Security" has the meaning assigned to such term in Rule 144(a)(3) under the Securities Act; provided, however, that the Trustee shall be entitled to request and con-clusively rely on an Opinion of Counsel with respect to whether any Note constitutes a Restricted Security.

                  "Rule 144A" means Rule 144A under the Securities Act.

                  "Sale and Leaseback Transaction" means any direct or indirect arrangement with any Person or to which any such Person is a party, providing for the leasing to the Company or a Subsidiary of the Company of any property, whether owned by the Company or any Subsidiary of the Company at the Issue Date or later acquired, which has been or is to be sold or transferred by the Company or such Subsidiary to such Person or to any other Person from whom funds have been or are to be advanced by such Person on the security of such property.

                  "Securities Act" means the Securities Act of 1933, as amended, and the rules and regulations of the Commission promulgated thereunder.

                  "Seller Notes" means notes issued by the Company or any Subsidiary thereof to a seller in connection with an Asset Acquisition; such notes may be Senior Indebtedness.

                  "Senior Indebtedness" means, upon and after consummation of the Merger, the principal of, premium, if any, and interest (including any interest accruing subsequent to the filing of a petition of bankruptcy at the rate provided for in the documentation with respect thereto, whether or not such interest is an allowed claim under applicable law) on any Indebtedness of the Company, whether outstanding on the Issue Date or thereafter created, incurred or assumed, unless, in the case of any particular Indebtedness, the instrument creating or evidencing the same or pursuant to which the same is outstanding expressly provides that such Indebtedness shall not be senior in right of payment to the Notes. Without limiting the generality of the foregoing, "Senior Indebtedness" shall also include the principal of, premium, if any, interest (including any interest accruing subsequent to the filing of a petition of bankruptcy at the rate provided for in the documentation with respect thereto, whether or not such interest is an allowed claim under applicable law) on, and all other amounts owing in respect of, (x) all monetary obligations (including guarantees thereof) of every nature of the Company under the Credit Agreement, including, without limitation, obligations to pay principal and interest, reimbursement obligations under letters of credit, fees, expenses and indemnities, (y) all Interest Swap Obligations (including guarantees thereof) and (z) all obligations (including guarantees) under Currency Agreements, in each case whether outstanding on the Issue Date or thereafter incurred. Notwithstanding the foregoing, "Senior Indebtedness" shall not include (i) any Indebtedness of the Company to a Subsidiary of the Company or any Affiliate of the Company or any of such Affiliate's Subsidiaries, (ii) Indebtedness to, or guaranteed on behalf of, any shareholder, director, officer or employee of the Company or any Subsidiary of the Company (including, without limitation, amounts owed for compensation), but excluding Indebtedness in the original aggregate principal amount of up to Two Million Six Hundred Fifty Thousand Dollars ($2,650,000) issued to the former shareholders of Bing Yen & Associates, a California corporation, in connection with the acquisition by ATC of all of the issued and outstanding shares of said corporation, (iii) Indebtedness to trade creditors and other amounts incurred in connection with obtaining goods, materials or services, (iv) Indebtedness represented by Disqualified Capital Stock, (v) any liability for federal, state, local or other taxes owed or owing by the Company, (vi) that portion of any Indebtedness incurred in violation of the provisions set forth under Section 4.12 (but, as to any such obligation, no such violation shall be deemed to exist for purposes of this clause (vi) if the holder(s) of such obligation or their representative and the Trustee shall have received an Officers' Certificate of the Company to the effect that the incurrence of such Indebtedness does not (or, in the case of revolving credit Indebtedness, that the incurrence of the entire committed amount thereof at the date on which the initial borrowing thereunder is made would not) violate such provisions of this Indenture), (vii) Indebtedness which, when incurred and without respect to any election under Section 1111(b) of Title 11, United States Code is without recourse to the Company, (viii) any Indebtedness which is, by its express terms, subordinated in right of payment to any other Indebtedness of the Company, and (ix) any Indebtedness of ATC and its Subsidiaries until consummation of the Merger and assumption by ATC of all Obligations under this Indenture (including execution of the Guarantees by the Subsidiary Guarantors).

                  "Significant Subsidiary" shall have the meaning set forth in Rule 1.02(w) of Regulation S-X under the Securities Act.

                  "Subsidiary" means, with respect to any Person, (i) any corporation of which the outstanding Capital Stock having at least a majority of the votes entitled to be cast in the election of directors under ordinary circumstances shall at the time be owned, directly or indirectly, by such Person or (ii) any other Person of which at least a majority of the voting in-terest under ordinary circumstances is at the time, directly or indirectly, owned by such Person.

                  "Subsidiary Guarantor" means, at and after the time of the Merger, individually and collectively, (i) each of the Company's Subsidiaries as of the Issue Date other than the Foreign Subsidiaries and (ii) each of the Company's Subsidiaries that in the future executes a supplemental indenture in which such Subsidiary agrees to be bound by the terms of this Indenture as a Subsidiary Guarantor; (iii) any Subsidiary, whether formed or acquired after the Issue Date, that guarantees any Indebtedness outstanding under the Credit Agreement; provided, however, that any Subsidiary acquired after the Issue Date which is prohibited from entering into a Guarantee pursuant to restrictions contained in any debt instrument in existence at the time such Subsidiary was so acquired and not entered into in anticipation or contemplation of such acquisition shall not be required to become a Subsidiary Guarantor so long as any such restriction is in existence and to the extent of any such restriction; provided, further, that if any Subsidiary Guarantor is released from its guarantee of the outstanding Indebtedness of the Company under the Credit Agreement and the pledge by it, directly or indirectly, of any of its assets as security for such Indebtedness at a time when no Default or Event of Default has occurred and is continuing such Subsidiary Guarantor shall be automatically released from its obligations as a Subsidiary Guarantor and, from and after such date, such Subsidiary Guarantor shall cease to constitute a Subsidiary Guarantor provided, however, that any Person constituting a Subsidiary Guarantor as described above shall cease to constitute a Subsidiary Guarantor when its Guarantee is released in accordance with the terms of this Indenture.

                  "Surviving Entity" shall have the meaning set forth in Section 5.01.

                  "Tax Sharing Agreement" means any tax sharing agreement between the Company and Holdings or any other Person with which the Company is required to, or is permitted to, file a consolidated tax return or with which the Company is or could be part of a consolidated group for tax purposes.

                  "TIA" means the Trust Indenture Act of 1939 (15 U.S.C. ss.ss. 77aaa-77bbbb), as amended, as in effect on the date of this Indenture, except as otherwise provided in Section 9.04.

                  "Trustee" means the party named as such in this Indenture until a successor replaces it in accordance with the provisions of this Indenture and thereafter means such successor.

                  "Trust Officer" means any officer or assistant officer of the Trustee assigned by the Trustee to administer this Indenture, or in the case of a successor trustee, an officer assigned to the department, division or group performing the corporation trust work of such successor and assigned to administer this Indenture.

                  "U.S. Government Obligations" means direct obligations of, and obligations guaranteed by, the United States of America for the payment of which the full faith and credit of the United States of America is pledged.

                  "U.S. Legal Tender" means such coin or currency of the United States of America as at the time of payment shall be legal tender for the payment of public and private debts.

                  "Unrestricted Notes" means one or more Notes that do not and are not required to bear the Private Placement legend in the form set forth in Exhibit A, including, without limitation, the Exchange Notes.

                  "Weighted Average Life to Maturity" means, when applied to any Indebtedness at any date, the number of years obtained by dividing (a) the then outstanding aggregate principal amount of such Indebtedness into (b) the sum of the total of the products obtained by multiplying (i) the amount of each then remaining installment, sinking fund, serial maturity or other required payment of principal, including payment at final maturity, in respect thereof, by (ii) the number of years (calculated to the nearest one-twelfth) which will elapse between such date and the making of such payment.

                  "Wholly Owned Subsidiary" means, with respect to any Person, any Subsidiary of such Person of which all the outstanding voting securities normally entitled to vote in the election of directors are owned by such Person or any Wholly Owned Subsidiary of such Person (other than directors' qualifying shares or an immaterial amount of shares required to be owned by other Persons pursuant to applicable law).

                  SECTION 1.02. Incorporation by Reference of TIA.

                  Whenever this Indenture refers to a provision of the TIA, such provision is incorporated by reference in, and made a part of, this Indenture. The following TIA terms used in this Indenture have the following meanings:

                     "indenture securities" means the Notes.

                  "indenture security holder" means a Holder.

                  "indenture to be qualified" means this Indenture.

                  "indenture trustee" or "institutional trustee" means the Trustee.

                  "obligor" on the indenture securities means the Company or any other obligor on the Notes.

                  All other TIA terms used in this Indenture that are defined by the TIA, defined by TIA reference to another statute or defined by Commission rule and not otherwise defined herein have the meanings assigned to them therein.

                  SECTION 1.03. Rules of Construction.

                  Unless the context otherwise requires:

                  (1) a term has the meaning assigned to it;

                  (2) an accounting term not otherwise defined has the meaning assigned to it in accordance with GAAP of any date of determination;

                  (3) "or" is not exclusive;

                  (4) words in the singular include the plural, and words in the plural include the singular;

                  (5) "herein," "hereof" and other words of similar import refer to this Indenture as a whole and not to any particular Article, Section or other subdivision; and

                  (6) any reference to a statute, law or regulation means that statute, law or regulation as amended and in effect from time to time and includes any successor statute, law or regulation; provided, however, that any refer-ence to the Bankruptcy Law shall mean the Bankruptcy Law as applicable to the relevant case.


                                   ARTICLE TWO

                                    THE NOTES


                  SECTION 2.01. Form and Dating.

                  The Initial Notes, the notation thereon relating to the Guarantees, if any, and the Trustee's certificate of authentication relating thereto shall be substantially in the form of Exhibit A hereto, provided, that any Initial Notes issued in a public offering shall be substantially in the form of Exhibit B hereto. The Exchange Notes, the notation thereon relating to the Guarantees, if any, and the Trustee's certificate of authentication relating thereto shall be substantially in the form of Exhibit B hereto. The Notes may have notations, legends or endorsements required by law, stock exchange rule or depository rule or usage. The Company and the Trustee shall approve the form of the Notes and any notation, legend or endorsement on them. Each Note shall be dated the date of its issuance and shall show the date of its authentication. Upon consummation of the Merger, each Note shall have an executed Guarantee endorsed thereon substantially in the form of Exhibit F hereto.

                  The terms and provisions contained in the Notes and the Guarantees, if any, annexed hereto as Exhibits A and B, shall constitute, and are hereby expressly made, a part of this Indenture and, to the extent applicable, the Company, the Subsidiary Guarantors, if any, and the Trustee, by their execution and delivery of this Indenture, expressly agree to such terms and provisions and to be bound thereby.

                  Notes offered and sold in reliance on Rule 144A, Notes offered and sold to institutional "accredited investors" (as defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act) and Notes offered and sold in reliance on Regulation S shall be issued initially in the form of one or more permanent global Notes in registered form, substantially in the form set forth in Exhibit A (the "Global Note"), deposited with the Trustee, as custodian for the Depository, duly executed by the Company (and having an executed Guarantee endorsed thereon) and authenticated by the Trustee as hereinafter provided and shall bear the legend set forth in Exhibit C. The aggregate principal amount of the Global Note may from time to time be increased or decreased by adjustments made on the records of the Trustee, as custodian for the Depository, as hereinafter provided.

                  Notes issued in exchange for interests in a Global Note pursuant to Section 2.16 may be issued and Notes offered and sold in reliance on any other exemption from registration under the Securities Act other than as described in the preceding paragraph shall be issued in the form of permanent certificated Notes in registered form in substantially the form set forth in Exhibit A (the "Physical Notes").

                  All Notes offered and sold in reliance on Regulation S shall remain in the form of a Global Note until the consummation of the Exchange Offer pursuant to the Registration Rights Agreement; provided, however, that all of the time periods specified in the Registration Rights Agreement to be complied with by the Company and the Subsidiary Guarantors have been so complied with.

              SECTION 2.02. Execution and Authentication; Aggregate
                                Principal Amount.

                  Two Officers, or an Officer and an Assistant Secretary of the Company and each Subsidiary Guarantor, shall sign, or one Officer shall sign and one Officer or an Assistant Secretary (each of whom shall, in each case, have been duly authorized by all requisite corporate actions) shall attest to, the Notes for the Company and the Guarantees for the Subsidiary Guarantors by manual or facsimile signature.

                  If an Officer or Assistant Secretary whose signature is on a Note or a Guarantee was an Officer or Assistant Secretary at the time of such execution but no longer holds that office or position at the time the Trustee authenticates the Note, the Note shall nevertheless be valid.

                  A Note shall not be valid until an authorized signatory of the Trustee manually signs the certificate of authentication on the Note. The signature shall be conclusive evidence that the Note has been authenticated under this Indenture.

          The Trustee shall authenticate (i) Initial Notes for original issue in the aggregate principal amount not to exceed $150,000,000 in one or more series,
(ii) Private Exchange Notes from time to time for issue only in exchange for a like principal amount of Initial Notes and (iii) Unrestricted Notes from time to time only (A) in exchange for a like principal amount of Initial Notes or (B) in an aggregate principal amount of not more than the excess of $150,000,000 over the sum of the aggregate principal amount of (x) Initial Notes then outstanding, (y) Private Exchange Notes then outstanding and (z) Unrestricted Notes issued in accordance with (iii)(A) above, in each case upon a written order of the Company in the form of an Officers' Certificate of the Company. Each such written order shall specify the amount of Notes to be authenticated and the date on which the Notes are to be authenticated, whether the Notes are to be Initial Notes, Private Exchange Notes or Unrestricted Notes and whether the Notes are to be issued as Physical Notes or Global Notes or such other information as the Trustee may reasonably request. The aggregate principal amount of Notes outstanding at any time may not exceed $150,000,000, except as provided in Sections 2.07 and 2.08.

                  In the event that the Company shall issue and the Trustee shall authenticate any Notes issued under this Indenture subsequent to the Issue Date pursuant to clauses (i) and (iii) of the first sentence of the immediately preceding paragraph, the Company shall use its reasonable efforts to obtain the same "CUSIP" number for such Notes as is printed on the Notes outstanding at such time; provided, however, that if any series of Notes issued under this Indenture subsequent to the Issue Date is determined, pursuant to an Opinion of Counsel of the Company in a form reasonably satisfactory to the Trustee to be a different class of security than the Notes outstanding at such time for federal income tax purposes, the Company may obtain a "CUSIP" number for such Notes that is different than the "CUSIP" number printed on the Notes then outstanding. Notwithstanding the foregoing, all Notes issued under this Indenture shall vote and consent together on all matters as one class and no series of Notes will have the right to vote or consent as a separate class on any matter.

                  The Trustee may appoint an authenticating agent (the "Authenticating Agent") reasonably acceptable to the Company to authenticate Notes. Unless otherwise provided in the appointment, an Authenticating Agent may authenticate Notes whenever the Trustee may do so. Each reference in this Indenture to authentication by the Trustee includes authentication by such Authenticating Agent. An Authenticating Agent has the same rights as an Agent to deal with the Company or with any Affiliate of the Company.

                  The Notes shall be issuable in fully registered form only, without coupons, in denominations of $1,000 and any integral multiple thereof.

                  SECTION 2.03. Registrar and Paying Agent.

                  The Company shall maintain an office or agency (which shall be located in the Borough of Manhattan in the City of New York, State of New York) where (a) Notes may be presented or surrendered for registration of transfer or for exchange ("Registrar"), (b) Notes may be presented or surrendered for payment ("Paying Agent") and (c) notices and demands to or upon the Company in respect of the Notes and this Indenture may be served. The Registrar shall keep a register of the Notes and of their transfer and exchange. The Company may have one or more co-Registrars and one or more additional paying agents reasonably acceptable to the Trustee. The term "Paying Agent" includes any additional Paying Agent. The Company may act as its own Paying Agent, except that for the purposes of payments on the Notes pursuant to Sections 4.15 and 4.16, neither the Company nor any Affiliate of the Company may act as Paying Agent.

                  The Company shall enter into an appropriate agency agreement with any Agent not a party to this Indenture, which agreement shall incorporate the provisions of the TIA and implement the provisions of this Indenture that relate to such Agent. The Company shall notify the Trustee of the name and address of any such Agent. If the Company shall fail to maintain a Registrar or Paying Agent the Trustee shall act as such.

                  The Company initially appoints the Trustee as Registrar, Paying Agent and agent for service of demands and notices in connection with the Notes, until such time as the Trustee has resigned or a successor has been appointed. Any of the Registrar, the Paying Agent or any other agent may resign upon 30 days' notice to the Company.

                  SECTION 2.04. Paying Agent To Hold Assets in Trust.

                  The Company shall require each Paying Agent other than the Trustee to agree in writing that such Paying Agent shall hold in trust for the benefit of the Holders or the Trustee all assets held by the Paying Agent for the payment of principal of, premium, if any, or interest on, the Notes (whether such assets have been distributed to it by the Company or any other obligor on the Notes), and the Company and the Paying Agent shall notify the Trustee of any Default by the

Company (or any other obligor on the Notes) in making any such payment. The Company at any time may require a Paying Agent to distribute all assets held by it to the Trustee and account for any assets disbursed and the Trustee may at any time during the continuance of any payment Default, upon written request to a Paying Agent, require such Paying Agent to distribute all assets held by it to the Trustee and to account for any assets distributed. Upon distribution to the Trustee of all assets that shall have been delivered by the Company to the Paying Agent, the Paying Agent shall have no further liability for such assets.

                  SECTION 2.05. Holder Lists.

                  The Trustee shall preserve in as current a form as is reasonably practicable the most recent list available to it of the names and addresses of the Holders and shall otherwise comply with TIA ss. 312(a). If the Trustee is not the Registrar, the Company shall furnish or cause the Registrar to furnish to the Trustee five (5) Business Days before each Record Date and at such other times as the Trustee may request in writing a list as of such date and in such form as the Trustee may reasonably require of the names and addresses of the Holders, which list may be conclusively relied upon by the Trustee, and the Company shall otherwise comply with TIA ss. 312(a).

                  SECTION 2.06. Transfer and Exchange.

                  Subject to Sections 2.16 and 2.17, when Notes are presented to the Registrar or a co-Registrar with a request to register the transfer of such Notes or to exchange such Notes for an equal principal amount of Notes or other authorized denominations, the Registrar or co-Registrar shall register the transfer or make the exchange as requested if its requirements for such transaction are met; provided, however, that the Notes presented or surrendered for registration of transfer or exchange shall be duly endorsed or accompanied by a written instrument of transfer in form satisfactory to the Company, the Trustee and the Registrar or co-Registrar, duly executed by the Holder thereof or his attorney duly authorized in writing. To permit registration of transfers and exchanges, the Company shall execute and the Trustee shall authenticate Notes and, at and after consummation of the Merger, the Subsidiary Guarantors shall execute Guarantees thereon at the Registrar's or co-Registrar's request. No service charge shall be made for any registration of transfer or exchange, but the Company may require payment of a sum sufficient to cover any transfer tax, fee or similar governmental charge payable in connection there-with (other than any such transfer taxes or similar governmental charge payable upon exchanges or transfers pursuant to Section 2.10, 3.04, 4.15, 4.16 or 9.05, in which event the Company shall be responsible for the payment of such taxes).

                  The Registrar or co-Registrar shall not be required to register the transfer of or exchange of any Note (i) during a period beginning at the opening of business 15 days before the mailing of a notice of redemption of Notes and ending at the close of business on the day of such mailing and (ii) selected for redemption in whole or in part pursuant to Article Three, except the unredeemed portion of any Note being redeemed in part.

                  Any Holder of a beneficial interest in a Global Note shall, by acceptance of such Global Note, agree that transfers of beneficial interests in such Global Notes may be effected only through a book entry system maintained by the Holder of such Global Note (or its agent), and that ownership of a beneficial interest in the Note shall be required to be reflected in a book entry system.

                  SECTION 2.07. Replacement Notes.

                  If a mutilated Note is surrendered to the Trustee or if the Holder of a Note claims that the Note has been lost, destroyed or wrongfully taken, the Company shall issue and the Trustee shall authenticate a replacement Note and, at and after consummation of the Merger, the Subsidiary Guarantors shall execute a Guarantee thereon if the Trustee's requirements are met. If required by the Trustee or the Company, such Holder must provide an indemnity bond or other indemnity of reasonable tenor, sufficient in the reasonable judgment of the Company, the Subsidiary Guarantors and the Trustee, to protect the Company, the Subsidiary Guarantors, the Trustee or any Agent from any loss which any of them may suffer if a Note is replaced. Every replacement Note shall constitute an additional obligation of the Company and the Subsidiary Guarantors.

                  SECTION 2.08. Outstanding Notes.

                  Notes outstanding at any time are all the Notes that have been authenticated by the Trustee except those canceled by it, those delivered to it for cancellation and those described in this Section as not outstanding. Subject to the provisions of Section 2.09, a Note does not cease to be outstanding because the Company or any of its Affiliates holds the Note.

                  If a Note is replaced pursuant to Section 2.07 (other than a mutilated Note surrendered for replacement), it ceases to be outstanding unless the Trustee receives proof satisfactory to it that the replaced Note is held by a bona fide purchaser. A mutilated Note ceases to be outstanding upon surrender of such Note and replacement thereof pursuant to Section 2.07.

                  If on a Redemption Date or the Maturity Date the Paying Agent holds U.S. Legal Tender or U.S. Government Obligations sufficient to pay all of the principal, premium, if any, and interest due on the Notes payable on that date and is not prohibited from paying such money to the Holders thereof pursuant to the terms of this Indenture, then on and after that date such Notes shall be deemed not to be outstanding and interest on them shall cease to accrue.

                  SECTION 2.09. Treasury Notes.

                  In determining whether the Holders of the required principal amount of Notes have concurred in any direction, waiver, consent or notice, Notes owned by the Company or an Affiliate of the Company shall be considered as though they are not outstanding, except that for the purposes of determining whether the Trustee shall be protected in relying on any such direction, waiver or consent, only Notes which a Trust Officer of the Trustee actually knows are so owned shall be so considered. The Company shall notify the Trustee, in writing, when either it or, to its knowledge, any of its Affiliates repurchases or otherwise acquires Notes, of the aggregate principal amount of such Notes so repurchased or otherwise acquired and such other information as the Trustee may reasonably request and the Trustee shall be entitled to rely thereon.

                  SECTION 2.10. Temporary Notes.

                  Until definitive Notes are ready for delivery, the Company may prepare and the Trustee shall authenticate temporary Notes upon receipt of a written order of the Company in the form of an Officers' Certificate. The Officers' Certificate shall specify the amount of temporary Notes to be authenticated and the date on which the temporary Notes are to be authenticated. Temporary Notes shall be substantially in the form of definitive Notes but may have variations that the Company consider appropriate for temporary Notes and so indicate in the Officers' Certificate. Without unreasonable delay, the Company shall prepare, the Trustee shall authenticate and, at and after consummation of the Merger, the Subsidiary Guarantors shall execute Guarantees on, upon receipt of a written order of the Company pursuant to Section 2.02, definitive Notes in exchange for temporary Notes.

                  SECTION 2.11. Cancellation.

                  The Company at any time may deliver Notes to the Trustee for cancellation. The Registrar and the Paying Agent shall forward to the Trustee any Notes surrendered to them for transfer, exchange or payment. The Trustee, or at the direction of the Trustee, the Registrar or the Paying Agent, and no one else, shall cancel and, at the written direction of the Company, shall dispose, in its customary manner, of all Notes surrendered for transfer, exchange, payment or cancellation. Subject to Section 2.07, the Company may not issue new Notes to replace Notes that they have paid or delivered to the Trustee for cancellation. If the Company shall acquire any of the Notes, such acquisition shall not operate as a redemption or satisfaction of the Indebtedness represented by such Notes unless and until the same are surrendered to the Trustee for cancellation pursuant to this Section 2.11.

                  SECTION 2.12. Defaulted Interest.

                  The Company will pay interest on overdue principal from time to time on demand at the rate of interest then borne by the Notes. The Company shall, to the extent lawful, pay interest on overdue installments of interest (without regard to any applicable grace periods) from time to time on demand at the rate of interest then borne by the Notes. Interest will be computed on the basis of a 360-day year comprised of twelve 30-day months, and, in the case of a partial month, the actual number of days elapsed.

                  If the Company defaults in a payment of interest on the Notes, it shall pay the defaulted interest, plus (to the extent lawful) any interest payable on the defaulted interest, to the Persons who are Holders on a subsequent special record date, which special record date shall be the fifteenth day next preceding the date fixed by the Company for the payment of defaulted interest or the next succeeding Business Day if such date is not a Business Day. The Company shall notify the Trustee in writing of the amount of defaulted interest proposed to be paid on each Note and the date of the proposed payment (a "Default Interest Payment Date"), and at the same time the Company shall deposit with the Trustee an amount of money equal to the aggregate amount proposed to be paid in respect of such defaulted interest or shall make arrangements satisfactory to the Trustee for such deposit on or prior to the date of the proposed payment, such money when deposited to be held in trust for the benefit of the Persons entitled to such defaulted interest as provided in this Section; provided, however, that in no event shall the Company deposit monies proposed to be paid in respect of defaulted interest later than 11:00 a.m. New York City time of the proposed Default Interest Payment Date. At least 15 days before the subsequent special record date, the Company shall mail (or cause to be mailed) to each Holder, as of a recent date selected by the Company, with a copy to the Trustee, a notice that states the subsequent special record date, the payment date and the amount of defaulted interest, and interest payable on such defaulted interest, if any, to be paid. Notwithstanding the foregoing, any interest which is paid prior to the expiration of the 30-day period set forth in Section 6.01(i) shall be paid to Holders as of the regular record date for the Interest Payment Date for which interest has not been paid. Notwithstanding the foregoing, the Company may make payment of any defaulted interest in any other lawful manner not inconsistent with the requirements of any securities exchange on which the Notes may be listed, and upon such notice as may be required by such exchange.

                  SECTION 2.13. CUSIP Number.

                  The Company in issuing the Notes may use a "CUSIP" number, and, if so, the Trustee shall use the CUSIP number in notices of redemption or exchange as a convenience to Holders; provided, however, that no representation is hereby deemed to be made by the Trustee as to the correctness or accuracy of the CUSIP number printed in the notice or on the Notes, and that reliance may be placed only on the other identification numbers printed on the Notes. The Company shall promptly notify the Trustee of any change in the CUSIP number.

                  SECTION 2.14. Deposit of Monies.

                  Prior to 11:00 a.m. New York City time on each Interest Payment Date, Maturity Date, Redemption Date, Change of Control Payment Date and Net Proceeds Offer Payment Date, the Company shall have deposited with the Paying Agent in immediately available funds money sufficient to make cash payments, if any, due on such Interest Payment Date, Maturity Date, Redemption Date, Change of Control Payment Date and Net Proceeds Offer Payment Date, as the case may be, in a timely manner which permits the Paying Agent to remit payment to the Holders on such Interest Payment Date, Maturity Date, Redemption Date,

Change of Control Payment Date and Net Proceeds Offer Payment Date, as the case may be.

                  SECTION 2.15. Restrictive Legends.

                  Each Global Note and Physical Note that constitutes a Restricted Security shall bear the legend (the "Private Placement Legend") as set forth in Exhibit A on the face thereof until after the second anniversary of the later of the Issue Date and the last date on which the Company or any Affiliate of the Company was the owner of such Note (or any predecessor security) (or such shorter period of time as permitted by Rule 144(k) under the Securities Act or any successor provision thereunder) (or such longer period of time as may be required under the Securities Act or applicable state securities laws in the opinion of counsel for the Company, unless otherwise agreed by the Company and the Holder thereof).

                  Each Global Note shall also bear the legend as set forth in Exhibit C.

                  SECTION 2.16. Book-Entry Provisions for Global Security.

                  (a) The Global Notes initially shall (i) be registered in the name of the Depository or the nominee of such Depository, (ii) be delivered to the Trustee as custodian for such Depository and (iii) bear the legend as set forth in Exhibit C.

                  Members of, or participants in, the Depository ("Agent Members") shall have no rights under this Indenture with respect to any Global Note held on their behalf by the Depository, or the Trustee as its custodian, or under the Global Notes, and the Depository may be treated by the Company, the Trustee and any Agent of the Company or the Trustee as the absolute owner of such Global Note for all purposes whatsoever. Notwithstanding the foregoing, nothing herein shall prevent the Company, the Trustee or any Agent of the Company or the Trustee from giving effect to any written certification, proxy or other authorization furnished by the Depository or impair, as between the Depository and its Agent Members, the operation of customary practices governing the exercise of the rights of a Holder of any Note.

                  (b) Transfers of a Global Note shall be limited to transfers in whole, but not in part, to the Depository, its successors or their respective nominees. Interests of benefi-cial owners in a Global Note may be transferred or exchanged for Physical Notes in accordance with the rules and procedures of the Depository and the provisions of Section 2.17. In addition, Physical Notes shall be transferred to all beneficial owners in exchange for their beneficial interests in a Global Note if
(i) the Depository notifies the Company that it is unwilling or unable to continue as Depository for the Global Notes and a successor depositary is not appointed by the Company within 90 days of such notice or (ii) an Event of Default has occurred and is continuing and the Registrar has received a written request from the Depository to issue Physical Notes.

                  (c) In connection with any transfer or exchange of a portion of the beneficial interest in a Global Note to beneficial owners pursuant to paragraph (b), the Registrar shall (if one or more Physical Notes are to be issued) reflect on its books and records the date and a decrease in the principal amount of such Global Note in an amount equal to the principal amount of the beneficial interest in the Global Note to be transferred, and the Company shall execute, the Subsidiary Guarantors shall execute Guarantees on, and the Trustee shall authenticate and deliver, one or more Physical Notes of like tenor and amount.

                  (d) In connection with the transfer of an entire Global Note to beneficial owners pursuant to paragraph (b) of this Section 2.16, such Global Note shall be deemed to be surrendered to the Trustee for cancellation, and the Company shall execute, the Subsidiary Guarantors shall execute Guarantees on and the Trustee shall authenticate and deliver, to each beneficial owner identified by the Depository in exchange for its beneficial interest in the Global Note, an equal aggregate principal amount of Physical Notes of authorized denominations.

                  (e) Any Physical Note constituting a Restricted Security delivered in exchange for an interest in a Global Note pursuant to paragraph (b) or (c) of this Section 2.16 shall, except as otherwise provided by paragraphs
(a)(i)(x) and (c) of Section 2.17, bear the Private Placement Legend.

                  (f) The Holder of a Global Note may grant proxies and otherwise authorize any Person, including Agent Members and Persons that may hold interests through Agent Members, to take any action which a Holder is entitled to take under this Indenture or the Notes.

                  SECTION 2.17. Special Transfer Provisions.

                  (a) Transfers to Non-QIB Institutional Accredited Investors and Non-U.S. Persons. The following provisions shall apply with respect to the registration of any proposed transfer of a Note constituting a Restricted Security to any Institutional Accredited Investor which is not a QIB or to any Non-U.S. Person:

                   (i) the Registrar shall register the transfer of any Note constituting a Restricted Security, whether or not such Note bears the Private Placement Legend, if (x) the requested transfer is after the second anniversary of the Issue Date (provided, however, that neither the Company nor any Affiliate of the Company has held any beneficial interest in such Note, or portion thereof, at any time on or prior to the second anniversary of the Issue Date) or (y) (1) in the case of a transfer to an Institutional Accredited Investor which is not a QIB (excluding Non-U.S. Persons), the proposed transferee has delivered to the Registrar a certificate substantially in the form of Exhibit D hereto or (2) in the case of a transfer to a Non-U.S. Person, the proposed transferor has delivered to the Registrar a certificate substantially in the form of Exhibit E hereto; and

                 (ii) if the proposed transferee is an Agent Member and the Notes to be transferred consist of Physical Notes which after transfer are to be evidenced by an interest in the IAI Global Note or Regulation S Global Note, as the case may be, upon receipt by the Registrar of (x) written instructions given in accordance with the Depository's and the Registrar's procedures and (y) the appropriate certificate, if any, required by clause (y) of paragraph (i) above, the Registrar shall register the transfer and reflect on its books and records the date and an increase in the principal amount of the IAI Global Note or Regulation S Global Note, as to case may be, in an amount equal to the principal amount of Physical Notes to be transferred, and the Trustee shall cancel the Physical Notes so transferred; and

                (iii) if the proposed transferor is an Agent Member seeking to transfer an interest in a Global Note, upon receipt by the Registrar of
         (x) written instructions given in accordance with the Depository's and the Registrar's procedures and (y) the appropriate certificate, if any, required by clause (y) of paragraph (i) above, the Regis-trar shall register the transfer and reflect on its books and records the date and (A) a decrease in the principal amount of the Global Note from which such interests are to be transferred in an amount equal to the principal amount of the Notes to be transferred and (B) an increase in the principal amount of the IAI Global Note or the Regulation S Global Note, as the case may be, in an amount equal to the principal amount of the Notes to be transferred.

                  (b) Transfers to QIBs. The following provisions shall apply with respect to the registration of any proposed transfer of a Note constituting a Restricted Security to a QIB (excluding transfers to Non-U.S. Persons):

                   (i) the Registrar shall register the transfer of any Restricted Security if such transfer is being made by a proposed transferor who has checked the box provided for on the form of Note stating, or has otherwise advised the Company and the Registrar in writing, that the sale has been made in compliance with the provisions of Rule 144A to a transferee who has signed the certification provided for on the form of Note stating, or has otherwise advised the Company and the Registrar in writing, that it is purchasing the Note for its own account or an account with respect to which it exercises sole investment discretion and that it and any such account is a QIB within the meaning of Rule 144A, and is aware that the sale to it is being made in reliance on Rule 144A and acknowledges that it has received such information regarding the Company as it has requested pursuant to Rule 144A or has determined not to request such information and that it is aware that the transferor is relying upon its foregoing representations in order to claim the exemption from registration provided by Rule 144A; and

                  (ii) if the proposed transferee is an Agent Member, and the Notes to be transferred consist of Physical Notes which after transfer are to be evidenced by an interest in a Global Note, upon receipt by the Registrar of written instructions given in accordance with the Depository's and the Registrar's procedures, the Registrar shall reflect on its books and records the date and an increase in the principal amount of such Global Note in an amount equal to the principal amount of the Physical Notes to be transferred, and the Trustee shall cancel the Physical Notes so transferred; and

                 (iii) if the proposed transferor is an Agent Member seeking to transfer an interest in the IAI Global Note or the Regulation S Global Note, upon receipt by the Registrar of written instructions given in accordance with the Depository's and the Registrar's procedures, the Registrar shall register the transfer and reflect on its books and records the date and (A) a decrease in the principal amount of the IAI Global Note or the Regulation S Global Note, as the case may be, in an amount equal to the principal amount of the Notes to be transferred and
         (B) an increase in the principal amount of the Global Note in an amount equal to the principal amount of the Notes to be transferred.

                  (c) Restrictions on Transfer and Exchange of Global Notes. Notwithstanding any other provisions of this Indenture, a Global Note may not be transferred as a whole except by the Depository to a nominee of the Depository or by a nominee of the Depository to the Depository or any such nominee to a successor Depository or a nominee of such successor Depository.

                  (d) Private Placement Legend. Upon the transfer, exchange or replacement of Notes not bearing the Private Placement Legend, the Registrar shall deliver Notes that do not bear the Private Placement Legend. Upon the transfer, exchange or replacement of Notes bearing the Private Placement Legend, the Registrar shall deliver only Notes that bear the Private Placement Legend unless (i) the requested transfer is after the second anniversary of the Issue Date (provided, however, that neither the Company nor any Affiliate of the Company has held any beneficial interest in such Note, or portion thereof, at any time prior to or on the second anniversary of the Issue Date), or (ii) there is delivered to the Registrar an Opinion of Counsel reasonably satisfactory to the Company and the Trustee to the effect that neither such legend nor the related restrictions on transfer are required in order to maintain compliance with the provisions of the Securities Act.

                  (e) General. By its acceptance of any Note bearing the Private Placement Legend, each Holder of such a Note acknowledges the restrictions on transfer of such Note set forth in this Indenture and in the Private Placement Legend and agrees that it will transfer such Note only as provided in this Indenture.

                  The Registrar shall retain copies of all letters, notices and other written communications received pursuant to Section 2.16 or this Section
2.17. The Company shall have
the right to inspect and make copies of all such letters, notices or other written communications at any reasonable time during the Registrar's normal business hours upon the giving of reasonable written notice to the Registrar.

                  (f) Transfers of Notes Held by Affiliates. Any certificate (i) evidencing a Note that has been transferred to an Affiliate of the Company within two years after the Issue Date, as evidenced by a notation on the Assignment Form for such transfer or in the representation letter delivered in respect thereof or (ii) evidencing a Note that has been acquired from an Affiliate of the Company (other than by an Affiliate of the Company) in a transaction or a chain of transactions not involving any public offering, shall, until two years after the last date on which the Company or any Affiliate of the Company was an owner of such Note, in each case, bear the Private Placement Legend, unless otherwise agreed by the Company (with written notice thereof to the Trustee).

                  SECTION 2.18. Liquidated Damages Under Registration Rights
                                   Agreement.

                  Under certain circumstances, the Company shall be obligated to pay certain liquidated damages to the Holders, all as set forth in Section 5 of the Registration Rights Agreement. The terms thereof are hereby incorporated herein by reference.


                                  ARTICLE THREE

                                   REDEMPTION


                  SECTION 3.01. Notices to Trustee.

                  If the Company  elects to redeem  Notes  pursuant to Paragraph
(5) of the Notes, it shall notify the Trustee and the Paying Agent in writing of the Redemption Date and the principal amount of the Notes to be redeemed.

                  The  Company  shall  give  each  notice  provided  for in this
Section 3.01 at least 10 days before the date that notice of redemption is mailed to Holders (unless a shorter notice period shall be satisfactory to the Trustee, as evidenced in a writing signed on behalf of the Trustee), together with an Officers' Certificate stating that such redemption shall comply with the conditions contained herein and in the Notes. Any such notice may be cancelled at any time prior to notice of such redemption being mailed to any Holder and shall thereby be void and of no effect.

                  SECTION 3.02. Selection of Notes To Be Redeemed.

                  In the event that less than all of the Notes are to be redeemed at any time, selection of such Notes for redemption will be made by the Trustee in compliance with the requirements of the principal national securities exchange, if any, on which such Notes are listed or, if such Notes are not then listed on a national securities exchange, on a pro rata basis, by lot or by such method as the Trustee shall deem fair and appropriate; provided, however, that no Notes of a principal amount of $1,000 or less shall be redeemed in part; provided, further, however, that if a partial redemption is made with the proceeds of a Public Equity Offering, selection of the Notes or portions thereof for redemption shall be made by the Trustee only on a pro rata basis or on as nearly a pro rata basis as is practicable (subject to DTC procedures), unless such method is otherwise prohibited. Notice of redemption shall be mailed by first-class mail at least 30 but not more than 60 days before the Redemption Date to each Holder of Notes to be redeemed at its registered address. If any
Note is to be redeemed in part only, the notice of redemption that relates to such Note shall state the portion of the principal amount thereof to be redeemed. A new Note in a principal amount equal to the unredeemed portion thereof will be issued in the name of the Holder thereof upon cancellation of the original Note. On and after the Redemption Date, interest will cease to accrue on Notes or portions thereof called for redemption as long as the Company has deposited with the Paying Agent funds in satisfaction of the applicable Redemption Price.

                  SECTION 3.03. Optional Redemption.

                  The Notes will be redeemable, at the Company's option, in whole at any time or in part from time to time, on and after January 15, 2003, upon not less than 30 nor more than 60 days' notice, at the following Redemption Prices (expressed as percentages of the principal amount thereof) if redeemed during the twelve-month period commencing on January 15 of the years set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption:

    Year                                                   Percentage
    ----                                                   ----------
    2003....................................................106.000%
    2004....................................................104.500%
    2005....................................................103.000%
    2006....................................................101.500%
    2007 and thereafter.....................................100.000%

                  Notwithstanding the foregoing, at any time, or from time to time, on or prior to January 15, 2001, the Company may, at its option, redeem, with the net cash proceeds of one or more Public Equity Offerings, up to 35% of the aggregate principal amount of the Notes originally issued at a redemption price equal to 112.0% of the principal amount thereof, plus accrued interest thereon, if any, to the date of redemption; provided, that at least 65% of the aggregate principal amount of the Notes originally issued remain outstanding immediately following such redemption. In order to effect the foregoing redemption with the proceeds of any Public Equity Offering, the Company shall make such redemption not more than 60 days after the consummation of any such Public Equity Offering.

                  SECTION 3.04. Notice of Redemption.

                  At least 30 days but not more than 60 days before a Redemption Date (unless a different period is required by Section 3.08), the Company shall mail or cause to be mailed a notice of redemption by first class mail to each Holder of Notes to be redeemed at its registered address, with a copy to the Trustee and any Paying Agent. At the Company's request, the Trustee shall give the notice of redemption in the Company's name and at the Company's expense. The Company shall provide such notices of redemption to the Trustee at least five days before the intended mailing date.

                  Each notice of redemption shall identify (including the CUSIP number) the Notes to be redeemed and shall state:

                  (1) the Redemption Date;

                  (2) the Redemption Price and the amount of accrued interest, if any, to be paid;

                  (3) the name and address of the Paying Agent;

                  (4) the subparagraph of the Notes pursuant to which such redemption is being made;

                  (5) that Notes called for redemption must be surrendered to the Paying Agent to collect the Redemption Price plus accrued interest, if any;

                  (6) that, unless the Company defaults in making the redemption payment, interest on Notes or applicable portions thereof called for redemption ceases to accrue on and after the Redemption Date, and the only remaining right of the Holders of such Notes is to receive payment of the Redemption Price plus accrued interest as of the Redemption Date, if any, upon surrender to the Paying Agent of the Notes redeemed;

                  (7) if any Note is being redeemed in part, the portion of the principal amount of such Note to be redeemed and that, after the Redemption Date, and upon surrender of such Note, a new Note or Notes in the aggregate principal amount equal to the unredeemed portion thereof will be issued; and

                  (8) if fewer than all the Notes are to be redeemed, the identification of the particular Notes (or portion thereof) to be redeemed, as well as the aggregate principal amount of Notes to be redeemed and the aggregate principal amount of Notes to be outstanding after such partial redemption.

                  The Company will comply with the requirements of Rule 14e-1 under the Exchange Act and any other securities laws and regulations thereunder to the extent such laws and regulations are applicable in connection with the purchase of Notes.

                  SECTION 3.05. Effect of Notice of Redemption.

                  Once notice of redemption is mailed in accordance with Section 3.04, such notice of redemption shall be irrevocable and Notes called for redemption become due and payable on the Redemption Date and at the Redemption Price plus accrued interest as of such date, if any. Upon surrender to the Trustee or Paying Agent, such Notes called for redemption shall be paid at the Redemption Price plus accrued interest thereon to the Redemption Date, but installments of interest, the maturity of which is on or prior to the Redemption Date, shall be payable to Holders of record at the close of business on the relevant record dates referred to in the Notes. Interest shall accrue on or after the Redemption Date and shall be payable only if the Company defaults in payment of the Redemption Price.

                  SECTION 3.06. Deposit of Redemption Price.

                  On or  before  the  Redemption  Date  and in  accordance  with
Section 2.14, the Company shall deposit with the Paying Agent U.S. Legal Tender sufficient to pay the Redemption Price plus accrued interest, if any, of all Notes to be redeemed on that date. The Paying Agent shall promptly return to the Company any U.S. Legal Tender so deposited which is not required for that purpose, except with respect to monies owed as obligations to the Trustee pursuant to Article Seven.

                  Unless the Company fails to comply with the preceding paragraph and defaults in the payment of such Redemption Price plus accrued interest, if any, interest on the Notes to be redeemed will cease to accrue on and after the applicable Redemption Date, whether or not such Notes are presented for payment.

                  SECTION 3.07. Notes Redeemed in Part.

                  Upon surrender of a Note that is to be redeemed in part, the Trustee shall authenticate for the Holder a new Note or Notes equal in principal amount to the unredeemed portion of the Note surrendered.

                  SECTION 3.08. Special Redemption Provisions Prior to
                          Effectiveness of the Merger.

                  (a) Optional Redemption Prior to Consummation of the Merger. Upon termination of the Merger Agreement, or upon the Company's reasonable determination that the Merger cannot or will not be consummated by October 29, 1998, the Company, at its option, may redeem the Notes in whole at any time prior to October 29, 1998, upon not less than 10 nor more than 60 days' notice (but in no event after October 29, 1998), at a redemption price of 102.5% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption.

                  (b) Mandatory Redemption if Merger not Consummated. In the event that the Merger is not consummated on or before October 29, 1998, the Company shall immediately redeem the Notes in whole at a Redemption Price equal to 102.5% of the principal amount of the Notes, plus accrued and unpaid interest to the Redemption Date.

                                  ARTICLE FOUR

                                    COVENANTS


                  SECTION 4.01. Payment of Notes.

                  (a) The Company shall pay the principal of, premium, if any, and interest on the Notes on the dates and in the manner provided in the Notes and in this Indenture.

                  (b) An installment of principal of or interest on the Notes shall be considered paid on the date it is due if the Trustee or Paying Agent (other than the Company or any of its Affiliates) holds, prior to 11:00 a.m. New York City time on that date, U.S. Legal Tender designated for and sufficient to pay the installment in full and is not prohibited from paying such money to the Holders pursuant to the terms of this Indenture or the Notes.

                  (c) Notwithstanding anything to the contrary contained in this Indenture, the Company may, to the extent it is required to do so by law, deduct or withhold income or other similar taxes imposed by the United States of America from principal or interest payments hereunder.

                  SECTION 4.02. Maintenance of Office or Agency.

                  The Company shall maintain the office or agency required under
Section 2.03. The Company shall give prior written notice to the Trustee of the location, and any change in the location, of such office or agency. If at any time the Company shall fail to maintain any such required office or agency or shall fail to furnish the Trustee with the address thereof, such presentations, surrenders, notices and demands may be made or served at the address of the Trustee set forth in Section 11.02.

                  SECTION 4.03. Corporate Existence.

                  Except as otherwise permitted by Article Five, the Company shall do or cause to be done, at its own cost and expense, all things necessary to preserve and keep in full force and effect its corporate existence and the corporate existence of each of its Subsidiaries in accordance with the respective organizational documents of each such Subsidiary and the material rights (charter and statutory) and franchises of the Company and each such Subsidiary; provided, however, that the Com-pany shall not be required to preserve, with respect to itself, any material right or franchise and, with respect to any of its Subsidiaries, any such existence, material right or franchise, if the Board of Directors of the Company shall determine in good faith that the preservation thereof is no longer desirable in the conduct of the business of the Company and its Subsidiaries, taken as a whole.

                  SECTION 4.04. Payment of Taxes and Other Claims.

                  The Company shall pay or discharge or cause to be paid or discharged, before the same shall become delinquent, (i) all material taxes, assessments and governmental charges (including withholding taxes and any penalties, interest and additions to taxes) levied or imposed upon it or any of its Subsidiaries or properties of it or any of its Subsidiaries and (ii) all material lawful claims for labor, materials and supplies that, if unpaid, might by law become a Lien upon the property of the Company or any of its Subsidiaries; provided, however, that the Company shall not be required to pay or discharge or cause to be paid or discharged any such tax, assessment, charge or claim whose amount, applicability or validity is being contested in good faith by appropriate negotiations or proceedings properly instituted and diligently conducted for which adequate reserves, to the extent required under GAAP, have been taken.

                  SECTION 4.05. Maintenance of Properties and Insurance.

                  (a) The Company shall, and shall cause each of the Subsidiaries to, maintain all material properties used or useful in the conduct of its business in good working order and condition (subject to ordinary wear and tear) and make all necessary repairs, renewals, replacements, additions, betterments and improvements thereto and actively conduct and carry on its business; provided, however, that nothing in this Section 4.05 shall prevent the Company or any of the Subsidiaries of the Company from discontinuing the operation and maintenance of any of its properties, if such discontinuance is
(i) in the ordinary course of business  pursuant to customary  business terms or
(ii) in the good faith judgment of the respective Boards of Directors or other governing body of the Company or Subsidiary, as the case may be, desirable in the conduct of their respective businesses and is not disadvantageous in any material respect to the Holders.

                  (b) The Company shall provide or cause to be provided, for itself and each of the Subsidiaries of the Company, insurance (including appropriate self-insurance) against loss or damage of the kinds that, in the good faith judgment of the Company, are adequate and appropriate for the conduct of the business of the Company and its Subsidiaries in a prudent manner, with reputable insurers.

                  SECTION 4.06. Compliance Certificate; Notice of Default.

                  (a) The Company shall deliver to the Trustee, within 120 days after the end of each of the Company's fiscal years, an Officers' Certificate (provided, however, that one of the signatories to each such Officers'
Certificate shall be the Company's principal executive officer, principal financial officer or principal accounting officer), as to such Officers' knowledge, without independent investigation, of the Company's compliance with all conditions and covenants under this Indenture (without regard to any period of grace or requirement of notice provided hereunder) and in the event any Default of the Company's exists, such Officers shall specify the nature of such Default. Each such Officers' Certificate shall also notify the Trustee should the Company elect to change the manner in which it fixes its fiscal year-end.

                  (b) So long as not contrary to the then current recommendations of the American Institute of Certified Public Accountants, the annual financial statements delivered pursuant to Section 4.08 shall be accompanied by a written report of the Company's independent certified public accountants (who shall be a firm of established national reputation) stating (A) that their audit examination has included a review of the terms of this Indenture and the form of the Notes as they relate to accounting matters, and
(B) whether, in connection with their audit examination, any Default or Event of Default has come to their attention and if such a Default or Event of Default has come to their attention, specifying the nature and period of existence thereof; provided, however, that, without any restriction as to the scope of the audit examination, such independent certified public accountants shall not be liable by reason of any failure to obtain knowledge of any such Default or Event of Default that would not be disclosed in the course of an audit examination conducted in accordance with generally accepted auditing standards.

                  (c) (i) If any Default or Event of Default has occurred and is continuing or (ii) if any Holder seeks to exer-cise any remedy hereunder with respect to a claimed Default under this Indenture or the Notes, the Company shall deliver to the Trustee, at its address set forth in Section 11.02, by registered or certified mail or by facsimile transmission followed by hard copy by registered or certified mail an Officers' Certificate specifying such event, notice or other action within 10 days of its becoming aware of such occurrence.

                  SECTION 4.07. Compliance with Laws.

                  The Company shall comply, and shall cause each of its Subsidiaries to comply, with all applicable statutes, rules, regulations, orders and restrictions of the United States of America, all states and municipalities thereof, and of any governmental department, commission, board, regulatory authority, bureau, agency and instrumentality of the foregoing, in respect of the conduct of their respective businesses and the ownership of their respective properties, except for such noncompliances as could not singly or in the aggregate reasonably be expected to have a material adverse effect on the financial condition or results of operations of the Company and its Subsidiaries taken as a whole.

                  SECTION 4.08. Reports to Holders.

                  The Company will deliver to the Trustee within 15 days after filing of the same with the Commission, copies of the quarterly and annual reports and of the information, documents and other reports, if any, which the Company is required to file with the Commission pursuant to Section 13 or 15(d) of the Exchange Act. Notwithstanding that the Company may not be subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act, the Company will file with the Commission, to the extent permitted, and provide the Trustee and Holders with such annual reports and such information, documents and other reports specified in Sections 13 and 15(d) of the Exchange Act. The Company will also comply with the other provisions of Section 314(a) of the TIA.

                  SECTION 4.09. Waiver of Stay, Extension or Usury Laws.

                  The Company covenants (to the extent that it may lawfully do so) that it will not at any time insist upon, plead, or in any manner whatsoever claim or take the benefit or advantage of, any stay or extension law or any usury law or other law that would prohibit or forgive the Company from paying all or any portion of the principal of or interest on the Notes as contemplated herein, wherever enacted, now or at any time hereafter in force, or which may affect the covenants or the performance of this Indenture; and (to the extent that it may lawfully do so) the Company hereby expressly waives all benefit or advantage of any such law, and covenants that it will not hinder, delay or impede the execution of any power herein granted to the Trustee, but will suffer and permit the execution of every such power as though no such law had been enacted.

                  SECTION 4.10. Limitation on Restricted Payments.

                  The Company will not, and will not cause or permit any of its Subsidiaries to, directly or indirectly,

                  (a) declare or pay any dividend or make any distribution (other than dividends or distributions made to the Company or any Subsidiary of the Company and other than any dividend or distribution payable solely in Qualified Capital Stock of the Company) on or in respect of shares of the Company's Capital Stock to holders of such Capital Stock;

                  (b) purchase, redeem or otherwise acquire or retire for value any Capital Stock of the Company or any warrants, rights or options to purchase or acquire shares of any class of such Capital Stock (other than the exchange of such Capital Stock or any warrants, rights or options to acquire shares of any class of Capital Stock of the Company for Qualified Capital Stock of the Company);

                  (c) make any principal payment on, purchase, defease, redeem, prepay, decrease or otherwise acquire or retire for value, prior to any scheduled final maturity, scheduled repayment or scheduled sinking fund payment, any Indebtedness of the Company or a Subsidiary Guarantor that is subordinate or junior in right of payment to the Notes or such Subsidiary Guarantor's Guarantee, as the case may be; or

                  (d) make any Investment (other than Permitted Investments)

(each of the foregoing actions set forth in clauses (a), (b), (c) and (d) being referred to as a "Restricted Payment"), if at the time of such Restricted Payment or immediately after giving effect thereto, (i) a Default or an Event of Default shall have occurred and be continuing, or (ii) the Company is not able to incur at least $1.00 of additional Indebtedness (other than

Permitted Indebtedness) in compliance with Section 4.12, or (iii) the aggregate amount of all Restricted Payments (including such proposed Restricted Payment) made subsequent to the Issue Date (the amount expended for such purposes, if other than in cash, being the fair market value of such property as determined reasonably and in good faith by the Board of Directors of the Company) shall exceed the sum of:

                  (w) 50% of the cumulative Consolidated Net Income (or if cumulative Consolidated Net Income shall be a loss, minus 100% of such loss) of the Company earned during the period beginning on the first day of the fiscal quarter including the Issue Date and ending on the last day of the fiscal quarter ending at least 30 days prior to the date the Restricted Payment occurs (the "Reference Date") (treating such period as a single accounting period); plus

                  (x) 100% of the aggregate net proceeds (including the fair market value of any business or property other than cash) received by the Company from any Person (other than a Subsidiary of the Company) from the issuance and sale subsequent to the Issue Date and on or prior to the Reference Date of Qualified Capital Stock of the Company, including treasury stock; plus

                  (y)  without  duplication  of any  amounts  included in clause
         (iii)(x) above, 100% of the aggregate net cash proceeds of any equity contribution received by the Company from a holder of the Company's Capital Stock (excluding, in the case of clause (iii)(x) above and this clause (y), any net cash proceeds from a Public Equity Offering to the extent used to redeem the Notes); minus

                  (z) the amount of all Investments made under clause (x) of the definition of "Permitted Investments," which shall not exceed $4.0 million.

Notwithstanding the foregoing, the provisions set forth above shall not prohibit:

                  (1) the payment of any dividend or the consummation of any irrevocable redemption within 60 days after the date of declaration of such dividend or the giving of such irrevocable redemption notice if the dividend or redemption would have been permitted on the date of declaration or giving of irrevocable redemption notice;

                  (2) if no Default or Event of Default shall have occurred and be continuing, the acquisition of any shares of Capital Stock of the Company, either (i) solely in exchange for shares of Qualified Capital Stock of the Company or (ii) through the application of net proceeds of a substantially concurrent sale for cash (other than to a Subsidiary of the Company) of shares of Qualified Capital Stock of the Company;

                  (3) if no Default or Event of Default shall have occurred and be continuing, the acquisition of any Indebtedness of the Company that is subordinate or junior in right of payment to the Notes either (i) solely in exchange for shares of Qualified Capital Stock of the Company, or (ii) through the application of net proceeds of a substantially concurrent sale for cash (other than to a Subsidiary of the Company) of (A) shares of Qualified Capital Stock of the Company or
         (B) Refinancing Indebtedness;

                  (4) the repurchase of shares of, or options to purchase shares of, common stock of Holdings, the Company or any of their respective Subsidiaries from employees, former employees, directors or former directors of Holdings, the Company or any of its Subsidiaries (or permitted transferees of such employees, former employees, directors or former directors), pursuant to the terms of the agreements (including employment agreements) or plans (or amendments thereto) approved by the board of directors of Holdings or the Company under which such individuals purchase or sell, or are granted the option to purchase or sell shares of common stock (or options to purchase common stock) (or any Restricted Payment made to Holdings solely to fund at the time made such payments); provided, however, that the aggregate amount of such repurchases or Restricted Payments shall not exceed $500,000 in any fiscal year (starting March 1, 1998, with no amount allowable prior to March 1, 1998) which, to the extent not used in any fiscal year, may be carried forward to succeeding fiscal years, provided that the aggregate amount which may be carried forward at any time shall not exceed $1.0 million;

                  (5) following the Initial Public Equity Offering, if no Default or Event of Default shall have occurred and be continuing, dividends or Common Stock buybacks by Holdings, the Company or another issuer in an aggregate amount in any year not to exceed 6% of the aggregate Net Cash Proceeds received by Holdings (to the extent contributed to the Company) or the Company in connection with such

         Initial Public Equity Offering and any subsequent Public Equity Offering (or any Restricted Payment made to Holdings or such other issuer solely to fund at the time made such payments); provided, however, that such dividends or Common Stock buybacks shall be included in the calculation of the amount of Restricted Payments;

                  (6) any payment by the Company to Holdings pursuant to the Tax Sharing Agreement; provided, however, that the amount of any such payment shall be the lesser of (i) the amount of taxes that the Company would have been liable for without regard to Holdings' ownership interest in the Company or (ii) the amount actually paid or substantially concurrently therewith to be paid by Holdings directly to the Internal Revenue Service or applicable taxing authority in respect of the taxes in respect of which such payment is being made by the Company to Holdings pursuant to such Tax Sharing Agreement; provided, further, however, that such dividends shall be excluded in the calculation of the amount of Restricted Payments; and

                  (7) dividends to Holdings to the extent required to pay for general corporate and overhead expenses incurred by Holdings; provided, however, that such dividends shall not exceed $250,000 in any calendar year; provided, further, however, that such dividends shall be excluded from the calculation of the amount of Restricted Payments.

                  In determining the aggregate amount of Restricted Payments made subsequent to the Issue Date in accordance with clause (iii) of this
Section 4.10, amounts expended pursuant to clauses (1), (2)(ii), (3)(ii)(A) shall be included in such calculation.

                  SECTION 4.11. Limitation on Transactions with Affiliates.

                  (a) The Company will not, and will not cause or permit any of its Subsidiaries to, directly or indirectly, enter into or permit to exist any transaction or series of related transactions (including, without limitation, the purchase, sale, lease or exchange of any property or the rendering of any service) with, or for the benefit of, any of its Affiliates (each an "Affiliate Transaction"), other than (x) Affiliate Transactions permitted under paragraph
(b) of this Section 4.11 and (y) Affiliate Transactions on terms that are no less favorable to the Company or such Subsidiary, as the case may be, than those that might reasonably have been obtained or are ob-tainable in a comparable transaction at such time on an arm's-length basis from a Person that is not an Affiliate of the Company or such Subsidiary, as the case may be. All Affiliate Transactions (and each series of related Affiliate
Transactions which are similar or part of a common plan) involving aggregate payments or other property with a fair market value in excess of $2.0 million shall be approved by the Board of Directors of the Company or such Subsidiary, as the case may be, such approval to be evidenced by a Board Resolution stating that such Board of Directors has determined that such transaction complies with the foregoing provisions. If the Company or any Subsidiary of the Company enters into an Affiliate Transaction (or a series of related Affiliate Transactions related to a common plan) involving aggregate payments or other property with a fair market value in excess of $5.0 million, the Company or such Subsidiary, as the case may be, shall, prior to the consummation thereof, obtain a favorable opinion as to the fairness of such transaction or series of related transactions to the Company or the relevant Subsidiary, as the case may be, from a financial point of view, from an Independent Financial Advisor and file the same with the Trustee.

                  (b) The restrictions set forth in clause (a) shall not apply to (i) reasonable fees and compensation paid to and indemnity provided on behalf of, officers, directors, employees, consultants or agents of the Company or any Subsidiary of the Company as determined in good faith by the Company's Board of Directors or senior management; (ii) transactions between or among the Company and any of its Wholly Owned Subsidiaries or between or among such Wholly Owned Subsidiaries; provided such transactions are not otherwise prohibited hereunder;
(iii) any agreement as in effect as of the Issue Date or any amendment thereto or any transaction contemplated thereby (including pursuant to any amendment thereto) or in any replacement agreement thereto so long as any such amendment or replacement agreement is not more disadvantageous to the Holders in any material respect than the original agreement as in effect on the Issue Date; and
(iv) Restricted Payments permitted hereunder.

                  SECTION 4.12. Limitation on Incurrence of Additional
                                  Indebtedness.

                  The Company will not, and will not cause or permit any of its Subsidiaries to, directly or indirectly, create, incur, assume, guarantee, acquire, become liable, contingently or otherwise, with respect to, or otherwise become responsible for payment of (collectively, "incur"), any Indebtedness (including, without limitation, Acquired Indebtedness) other than Permitted Indebtedness. Notwithstanding the foregoing, if no Default or Event of Default shall have occurred and be continuing at the time of or as a consequence of the incurrence of any such Indebtedness, the Company and its Subsidiaries may incur Indebtedness (including, without limitation, Acquired Indebtedness) if on the date of the incurrence of such Indebtedness, after giving effect to the incurrence thereof, the Consolidated Fixed Charge Coverage Ratio of the Company is greater than 2.25 to 1.0 from the Issue Date through February 29, 2000 and 2.5 to 1.0 thereafter. No Indebtedness incurred pursuant to the next preceding sentence shall be included in calculating any limitation set forth in the definition of Permitted Indebtedness. Upon the repayment of Indebtedness which may have been incurred pursuant to more than one provision of this Indenture, the Company may, in its sole discretion, designate which provision such Indebtedness shall have been incurred under.

                  For  purposes  of  determining   any   particular   amount  of
Indebtedness under this Section 4.12, guarantees of Indebtedness otherwise included in the determination of such amount shall not also be included.

                  Indebtedness of a Person existing at the time such Person becomes a Subsidiary (whether by merger, consolidation, acquisition of Capital Stock or otherwise) or is merged with or into the Company or any Subsidiary or which is secured by a Lien on an asset acquired by the Company or a Subsidiary (whether or not such Indebtedness is assumed by the acquiring Person) shall be deemed incurred at the time the Person becomes a Subsidiary or at the time of the asset acquisition, as the case may be.

                  SECTION 4.13. Limitation on Dividend and Other Payment
                      Restrictions Affecting Subsidiaries.

                  The Company will not, and will not cause or permit any of its Subsidiaries to, directly or indirectly, create or otherwise cause or permit to exist or become effective any encumbrance or restriction on the ability of any Subsidiary of the Company to (a) pay dividends or make any other distributions on or in respect of its Capital Stock; (b) make loans or advances or to pay any Indebtedness or other obligation owed to the Company or any other Subsidiary of the Company; or (c) transfer any of its property or assets to the Company or any other Subsidiary of the Company, except for such encumbrances or restrictions existing under or by reason of: (1) applicable law; (2) this Indenture; (3) the Credit Agree-
ment; (4) non-assignment provisions of any contract or any lease governing a leasehold interest of any Subsidiary of the Company; (5) any instrument governing Acquired Indebtedness, which encumbrance or restriction is not applicable to any Person, or the properties or assets of any Person, other than the Person or the properties or assets of the Person so acquired; (6) agreements existing on the Issue Date to the extent and in the manner such agreements are in effect on the Issue Date; (7) restrictions on the transfer of assets subject to any Lien permitted under this Indenture imposed by the holder of such Lien;
(8) restrictions imposed by any agreement to sell assets permitted under this Indenture to any Person pending the closing of such sale; (9) any agreement or instrument governing Capital Stock of any Person that is acquired; or (10) an agreement governing Indebtedness incurred to Refinance the Indebtedness issued, assumed or incurred pursuant to an agreement referred to in clause (2), (3), (5) or (6) above; provided, however, that the provisions relating to such encumbrance or restriction contained in any such Indebtedness are no less favorable to the Company in any material respect as determined by the Board of Directors of the Company in their reasonable and good faith judgment than the provisions relating to such encumbrance or restriction contained in agreements referred to in such clause (2), (3), (5) or (6), respectively.

                  SECTION 4.14. [Intentionally Omitted]

                  SECTION 4.15. Change of Control.

                  (a) Upon the occurrence of a Change of Control, each Holder will have the right to require that the Company purchase all or a portion of such Holder's Notes pursuant to the offer described below (the "Change of Control Offer"), at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of purchase.

                  (b) Prior to the mailing of the notice referred to below, but in any event within 30 days following any Change of Control, the Company covenants to (i) repay in full all indebtedness, and terminate all commitments, under the Credit Agreement and all other Senior Indebtedness the terms of which require repayment upon a Change of Control or offer to repay in full all indebtedness, and terminate all commitments, under the Credit Agreement and all other such Senior Indebtedness and to repay the Indebtedness owed to each lender which has accepted such offer or (ii) obtain the requisite consents under the Credit Agreement and all other such Senior Indebtedness to permit the repurchase of the Notes as provided below. The Company shall first comply with the covenant in the immediately preceding sentence before it shall be required to repurchase Notes pursuant to the provisions described below. The Company's failure to comply with the immediately preceding sentence shall be governed by Section 6.01(iv) and not Section 6.01(ii).

                  (c) Within 30 days following the date upon which a Change of Control occurs, the Company shall send, by first class mail, a notice to each Holder at such Holder's last registered address, with a copy to the Trustee, which notice shall govern the terms of the Change of Control Offer. The notice to the Holders shall contain all instructions and materials necessary to enable such Holders to tender Notes pursuant to the Change of Control Offer. Such notice shall state:

                   (i) that the Change of Control Offer is being made pursuant to this Section 4.15, that all Notes tendered and not withdrawn will be accepted for payment and that the Change of Control Offer shall remain open for a period of 20 Business Days or such longer period as may be required by law;

                  (ii) the purchase price (including the amount of accrued interest) and the purchase date (which shall be no earlier than 30 days nor later than 45 days from the date such notice is mailed, other than as may be required by law) (the "Change of Control Payment Date");

                  (iii) that any Note not tendered will continue to accrue interest;

                  (iv) that, unless the Company defaults in making payment therefor, any Note accepted for payment pursuant to the Change of Control Offer shall cease to accrue interest after the Change of Control Payment Date;

                   (v) that Holders electing to have a Note purchased pursuant to a Change of Control Offer will be required to surrender the Note, with the form entitled "Option of Holder to Elect Purchase" on the reverse of the Note completed, to the Paying Agent at the address specified in the notice prior to the close of business on the third Business Day prior to the Change of Control Payment Date;

                  (vi) that Holders will be entitled to withdraw their election if the Paying Agent receives, not later than the second Business Day prior to the Change of Control Payment Date, a telegram, facsimile transmission or letter setting forth the name of the Holder, the principal amount of the Notes the Holder delivered for purchase and a statement that such Holder is withdrawing its election to have such Notes purchased;

                 (vii) that Holders whose Notes are purchased only in part will be issued new Notes in a principal amount equal to the unpurchased portion of the Notes surrendered; provided, however, that each Note purchased and each new Note issued shall be in an original principal amount of $1,000 or integral multiples thereof; and

                  (viii) the circumstances and relevant facts regarding such Change of Control.

                  On or before the Change of Control Payment Date, the Company shall (i) accept for payment Notes or portions thereof tendered pursuant to the Change of Control Offer, (ii) deposit with the Paying Agent in accordance with
Section 2.14 U.S. Legal Tender sufficient to pay the purchase price plus accrued interest, if any, of all Notes so tendered and (iii) deliver to the Trustee Notes so accepted together with an Officers' Certificate stating the Notes or portions thereof being purchased by the Company. Upon receipt by the Paying Agent of the monies specified in clause (ii) above and a copy of the Officers' Certificate specified in clause (iii) above, the Paying Agent shall promptly mail to the Holders of Notes so accepted payment in an amount equal to the purchase price plus accrued interest, if any, and the Trustee shall promptly authenticate and mail to such Holders new Notes equal in principal amount to any unpurchased portion of the Notes surrendered. For purposes of this Section 4.15, the Trustee shall act as the Paying Agent.

                  Neither the Board of Directors of the Company nor the Trustee may waive the provisions of this Section 4.15 relating to the Company's obligation to make a Change of Control Offer.

                  The Company will comply with the requirements of Rule 14e-1 under the Exchange Act and any other securities laws and regulations thereunder to the extent such laws and regulations are applicable in connection with the repurchase of Notes pursuant to a Change of Control Offer. To the extent that the provisions of any securities laws or regulations conflict with the provisions of this Section 4.15, the Company shall comply with the applicable securities laws and regulations and shall not be deemed to have breached its obligations under the provisions of this Section 4.15 by virtue thereof.

                  SECTION 4.16. Limitation on Asset Sales.

                  (a) The Company will not, and will not cause or permit any of its Subsidiaries to, consummate an Asset Sale unless:

                   (i) the Company or the applicable Subsidiary, as the case may be, receives consideration at the time of such Asset Sale at least equal to the fair market value of the assets sold or otherwise disposed of (as determined in good faith by the Company's Board of Directors);

                  (ii) at least 75% of the consideration received by the Company or the Subsidiary, as the case may be, from such Asset Sale shall be in the form of cash or Cash Equivalents and is received at the time of such disposition; and

                 (iii) upon the consummation of an Asset Sale, the Company shall apply, or cause such Subsidiary to apply, the Net Cash Proceeds relating to such Asset Sale within 360 days of receipt thereof either
         (A) to prepay any Senior Indebtedness or Guarantor Senior Indebtedness and, in the case of any Senior Indebtedness or Guarantor Senior Indebtedness under any revolving credit facility, effect a permanent reduction in the commitment available under such revolving credit facility, (B) to make an investment in properties and assets that replace the properties and assets that were the subject of such Asset Sale or in properties and assets that will be used in the business of the Company and its Subsidiaries as existing on the Issue Date or in businesses reasonably related or complementary thereto (as determined in good faith by the Company's Board of Directors)("Replacement Assets") or (C) a combination of prepayment and investment permitted by the foregoing clauses (iii)(A) and (iii)(B). Pending final application, the Company or the applicable Subsidiary may temporarily reduce
         Indebtedness under any revolving credit facility or invest in cash or Cash Equivalents. On the 361st day after an Asset Sale or such earlier date, if any, as the Board of Directors of the Company or of such Subsidiary determines not to apply the Net Cash Proceeds relating to such Asset Sale as set forth in clauses (iii)(A), (iii)(B) and (iii)(C) of the next preceding sentence (each a "Net Proceeds Offer Trigger Date"), such aggregate amount of Net Cash Proceeds which have not been applied on or before such Net Proceeds Offer Trigger Date as permitted in clauses (iii)(A), (iii)(B) and (iii)(C) of the next preceding sentence (each a "Net Proceeds Offer Amount") shall be applied by the Company or such Subsidiary to make an offer to purchase (a "Net Proceeds Offer") on a date (the "Net Proceeds Offer Payment Date") not less than 30 nor more than 45 days following the applicable Net Proceeds Offer Trigger Date, from all Holders on a pro rata basis, that amount of Notes equal to the Net Proceeds Offer Amount at a price equal to 100% of the principal amount of the Notes to be purchased, plus accrued and unpaid interest thereon, if any, to the date of purchase; provided, however, that if at any time any non-cash consideration received by the Company or any Subsidiary of the Company, as the case may be, in connection with any Asset Sale is converted into or sold or otherwise disposed of for cash (other than interest received with respect to any such non-cash consideration), then such conversion or disposition shall be deemed to constitute an Asset Sale hereunder and the Net Cash Proceeds thereof shall be applied in accordance with this Section 4.16. The Company or any such Subsidiary of the Company, as the case may be, may defer the Net Proceeds Offer until there is an aggregate unutilized Net Proceeds Offer Amount equal to or in excess of $5.0 million resulting from one or more Asset Sales (at which time, the entire unutilized Net Proceeds Offer Amount, and not just the amount in excess of $5.0 million, shall be applied as required pursuant to this paragraph).

                  (b) Notwithstanding the immediately preceding paragraph, the Company and its Subsidiaries will be permitted to consummate an Asset Sale without complying with such paragraph to the extent (i) at least 75% of the consideration for such Asset Sale constitutes Replacement Assets and/or Cash
Equivalents and (ii) such Asset Sale is for fair market value; provided, however, that any consideration constituting Cash Equivalents, if any, received by the Company or any of its Subsidiaries in connection with any Asset Sale permitted to be consummated under this paragraph shall constitute Net Cash Proceeds subject to the provisions of the preceding paragraph.

                  (c) Subject to the deferral of the Net Proceeds Offer contained in clause (a)(iii) above, each notice of a Net Proceeds Offer pursuant to this Section 4.16 shall be mailed or caused to be mailed, by first class mail, by the Company not more than 25 days after the Net Proceeds Offer Trigger Date to all Holders at their last registered addresses, with a copy to the Trustee. The notice shall contain all instructions and materials necessary to enable such Holders to tender Notes pursu-ant to the Net Proceeds Offer and shall state the following terms:

                   (i) that the Net Proceeds Offer is being made pursuant to this Section 4.16, that all Notes tendered will be accepted for payment; provided, however, that if the aggregate principal amount of Notes tendered in a Net Proceeds Offer plus accrued interest at the expiration of such offer exceeds the aggregate amount of the Net Proceeds Offer, the Company shall select the Notes to be purchased on a pro rata basis (with such adjustments as may be deemed appropriate by the Company so that only Notes in denominations of $1,000 or multiples thereof shall be purchased) and that the Net Proceeds Offer shall remain open for a period of 20 Business Days or such longer period as may be required by law;

                  (ii) the purchase price (including the amount of accrued interest) and the Net Proceeds Offer Payment Date (which shall be not less than 30 nor more than 45 days (unless a longer period is required by law) following the applicable Net Proceeds Offer Trigger Date and which shall be at least five Business Days after the Trustee receives notice thereof from the Company);

                  (iii) that any Note not tendered will continue to accrue interest;

                  (iv) that, unless the Company defaults in making payment therefor, any Note accepted for payment pursuant to the Net Proceeds Offer shall cease to accrue interest after the Net Proceeds Offer Payment Date;

                   (v) that Holders electing to have a Note purchased pursuant to a Net Proceeds Offer will be required to surrender the Note, with the form entitled "Option of Holder to Elect Purchase" on the reverse of the Note completed, to the Paying Agent at the address specified in the notice prior to the close of business on the third Business Day prior to the Net Proceeds Offer Payment Date;

                  (vi) that Holders will be entitled to withdraw their election if the Paying Agent receives, not later than the second Business Day prior to the Net Proceeds Offer Payment Date, a telegram, facsimile transmission or letter setting forth the name of the Holder, the principal amount of the Notes the Holder delivered for purchase and a statement that such Holder is withdrawing its election to have such Note purchased; and

                 (vii) that Holders whose Notes are purchased only in part will be issued new Notes in a principal amount equal to the unpurchased portion of the Notes surrendered; provided, however, that each Note purchased and each new Note issued shall be in an original principal amount of $1,000 or integral multiples thereof;

                  On or before the Net Proceeds Offer Payment Date, the Company shall (i) accept for payment Notes or portions thereof tendered pursuant to the Net Proceeds Offer which are to be purchased in accordance with item (b)(i) above, (ii) deposit with the Paying Agent in accordance with Section 2.14 U.S. Legal Tender sufficient to pay the purchase price plus accrued interest, if any, of all Notes to be purchased and (iii) deliver to the Trustee Notes so accepted together with an Officers' Certificate stating the Notes or portions thereof being purchased by the Company. The Paying Agent shall promptly mail to the Holders of Notes so accepted payment in an amount equal to the purchase price plus accrued interest, if any. For purposes of this Section 4.16, the Trustee shall act as the Paying Agent. The Trustee shall promptly authenticate and mail to such Holders new Notes equal in principal amount to any unpurchased portion of the Notes surrendered. Upon the payment of the purchase price for the Notes accepted for purchase, the Trustee shall cancel such Notes. Any monies remaining after the purchase of Notes pursuant to a Net Proceeds Offer shall be returned within three Business Days by the Trustee to the Company except with respect to monies owed as obligations to the Trustee pursuant to Article Seven. For purposes of this Section 4.16, the Trustee shall act as the Paying Agent.

                  To the extent the amount of Notes tendered pursuant to any Net Proceeds Offer is less than the amount of Net Cash Proceeds subject to such Net Proceeds Offer, the Company may use any remaining portion of such Net Cash Proceeds not required to fund the repurchase of tendered Notes for general corporate purposes and such Net Proceeds Offer Amount shall be reset to zero.

                  (d) The Company will comply with the requirements of Rule 14e-1 under the Exchange Act and any other securities laws and regulations thereunder to the extent such laws and regulations are applicable in connection with the repurchase of Notes pursuant to a Net Proceeds Offer. To the extent that the provisions of any securities laws or regulations conflict with the provisions of this Section 4.16, the Company shall comply with the applicable securities laws and regulations and shall not be deemed to have breached its obligations under the provisions of this Section 4.16 by virtue thereof.

                  SECTION 4.17. Limitation on Preferred Stock of Subsidiaries.

                  The Company will not permit any of its Subsidiaries to issue any Preferred Stock (other than to the Company or to a Wholly Owned Subsidiary of the Company) or permit any Person (other than the Company or a Wholly Owned Subsidiary of the Company) to own any Preferred Stock of any Subsidiary of the Company.

                  SECTION 4.18. Limitation on Liens.

                  The Company will not, and will not cause or permit any of its Subsidiaries to, directly or indirectly, create, incur, assume or permit or suffer to exist any Liens of any kind against or upon any property or assets of the Company or any of its Subsidiaries (whether owned on the Issue Date or acquired after the Issue Date), or any proceeds therefrom, or assign or otherwise convey any right to receive income or profits therefrom unless (i) in the case of Liens securing Indebtedness that is expressly subordinate or junior in right of payment to the Notes or any Guarantee, the Notes and such Guarantee, as the case may be, are secured by a Lien on such property, assets or proceeds that is senior in priority to such Liens and (ii) in all other cases, the Notes and the Guarantees are equally and ratably secured, except for (A) Liens existing as of the Issue Date to the extent and in the manner such Liens are in effect on the Issue Date; (B) Liens securing Senior Indebtedness and/or Guarantor Senior Indebtedness; (C) Liens securing the Notes and the Guarantees;
(D) Liens of the Company or a Wholly Owned Subsidiary of the Company on assets of any Subsidiary of the Company; (E) Liens securing Refinancing Indebtedness which is incurred to Refinance any Indebtedness which has been secured by a Lien permitted under this Indenture and which has been incurred in accordance with the provisions of this Indenture; provided, however, that such Liens (1) are no less favorable to the Holders and are not more favorable to the lienholders with respect to such Liens than the Liens in respect of the Indebtedness being Refinanced and (2) do not extend to or cover any property or assets of the Company or any of its Subsidiaries not securing the Indebtedness so Refinanced (other than property or assets subject to Liens under clause (B) above); and (F) Permitted Liens.

                  SECTION 4.19. Conduct of Business.

                  The Company will not, and will not cause or permit any of its Subsidiaries to, engage in any businesses other than the businesses in which the Company is engaged on the Issue Date, giving effect to the Merger, and any businesses reasonably related or complementary thereto (as determined in good faith by the Company's Board of Directors); provided, however, that the Company shall not, and not cause or permit any of its Subsidiaries to, engage in any business related to insurance other than as an insurance broker in which case without the incurrence of any underwriting risk.

                  SECTION 4.20. Additional Subsidiary Guarantees.

                  If the Company or any of its Subsidiaries transfers or causes to be transferred, in one transaction or a series of related transactions, any property aggregating more than $50,000 to any Subsidiary that is not a Subsidiary Guarantor or a Foreign Subsidiary, or if the Company or any of its Subsidiaries shall organize, acquire or otherwise invest in another Subsidiary that is not a Foreign Subsidiary, then such transferee or acquired or other Subsidiary shall (a) execute and deliver to the Trustee a supplemental indenture in form reasonably satisfactory to the Trustee pursuant to which such Subsidiary shall unconditionally guarantee all of the Company's obligations under the Notes and this Indenture on the terms set forth in this Indenture and (b) deliver to the Trustee an Opinion of Counsel stating that such supplemental indenture has been duly authorized, executed and delivered by such Subsidiary and constitutes a legal, valid, binding and enforceable obligation of such Subsidiary except that the enforcement thereof may be subject to (i) bankruptcy, insolvency, reorganization, fraudulent conveyance, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally and (ii) general principles of equity and the discretion of the court before which any proceeding therefor may be brought regardless of whether such enforcement is considered in a proceeding in equity or at law; provided, however, that any Subsidiary acquired on or after the Issue Date which is prohibited from entering into a Guarantee pursuant to restrictions contained in any debt instrument or other agreement in existence at the time such Subsidiary was so acquired which was not entered into in anticipation or contemplation of such acquisition shall not be required to become a Subsidiary Guarantor so long as any such restriction is in existence and to the extent of such restriction. After the execution and delivery of such supplemental indenture, such Subsidiary shall be a Subsidiary Guarantor for all purposes of this Indenture.

                  SECTION 4.21. Prohibition on Incurrence of Senior Subordinated
                                      Debt.

                  The Company will not, and will not permit any Subsidiary Guarantor to, incur or suffer to exist Indebtedness that by its terms (or by the terms of any agreement governing such Indebtedness) is senior in right of payment to the Notes or its Guarantee, as the case may be, and expressly subordinate in right of payment to any other Indebtedness of the Company or such Subsidiary Guarantor, as the case may be.

                  SECTION 4.22. Special Covenants Prior to Effectiveness of the
                                     Merger.

                  In addition to, and not in substitution for, any other covenant or agreement contained in this Indenture, prior to the effectiveness of the Merger,

                  (a) the Company will not incur or suffer to exist any Indebtedness of the Company other than this Indenture and the Notes;

                  (b) the Company will not permit any of its Subsidiaries to, incur or suffer to exist any Indebtedness other than Permitted Indebtedness (other than Permitted Indebtedness incurred pursuant to clause (xii) or (xiii) of the definition thereof);

                  (c) the Company will not, and will not permit any of its Subsidiaries to, sell, transfer or otherwise dispose of, or create, incur, assume or permit or suffer to exist any Lien on, any shares of capital stock of ATC owned by the Company or any of its Subsidiaries except for the concurrent sale in a single transaction for cash (other than to an Affiliate) by the Company and its Subsidiaries of all such shares then owned by them and the concurrent application of the net proceeds thereof to permanently retire and redeem the Notes;

                  (d) the Company will not fail to perform or terminate, or permit ATC to fail to perform or terminate, the Merger Agreement and the Company will, and will cause ATC to, take all steps necessary to complete the Merger as soon as practicable but in no event later than October 29, 1998;

                  (e) the Company will not engage in any activities not directly related to the consummation of the Merger (except that the Company may engage in attempts to obtain the consent of Holders of the Notes pursuant to the provisions of Article Nine);

                  (f) the Company will not permit ATC and its Subsidiaries to engage in any transactions other than ones in the ordinary course of their business consistent with past practice and other than ones directly related to consummation of the Merger;

                  (g) the Company will not, and will not cause or permit any of its Subsidiaries, directly or indirectly to make any Restricted Payment (other than payments pursuant to the Tax Sharing Agreement);

                  (h) the Company will not, and will not cause or permit any of its Subsidiaries to, make any Investment (other than Permitted Investments described in clauses (ii), (iii), (iv), (v), (vi) and (vii) of the definition of Permitted Investments);

                  (i) the Company will not permit ATC to sell or issue any shares of its capital stock other than to the Company; and the Company will not permit ATC or any of its Subsidiaries to sell or issue any shares of capital stock of any of ATC's Subsidiaries other than to ATC or a wholly-owned Subsidiary thereof;

                  (j) the Company will not have any Subsidiaries (other than ATC and its Subsidiaries); and

                  (k) the Company will not sell any shares of capital stock of ATC owned by it except for fair value and for cash and will either (a) invest the net proceeds of any such sale in cash and Cash Equivalents or (b) use the net proceeds to pay, prepay or redeem the Notes substantially concurrent with such sale.

                  SECTION 4.23. Certain Net Proceeds to be Held by the Trustee.

                  Until the effectiveness of the Merger, the net proceeds of the Notes after consummation of the Tender Offer (the "Proceeds") shall be held in trust by the Trustee for the sole and exclusive benefit of the holders of the Notes and as security for such Notes, and the Company shall not be entitled to the Proceeds nor have any interest in the Proceeds; provided, however, that the Trustee shall, upon any redemption of the Notes pursuant to the provisions of
Section 3.08, apply the Proceeds then held by it to the redemption of the Notes together with other funds therefor provided by the Company.

                  Upon or concurrently with the effectiveness of the Merger, as evidenced by an Officers' Certificate, the Trustee shall release the Proceeds then held by it to the Company. In addition, in the event that the Merger has not been consummated by the date of the first semiannual interest payment, the Trustee shall, upon written request of the Company, release the amount of Proceeds necessary to make such payment.

                  Until so applied or so released, the Proceeds shall be invested solely in U.S. Legal Tender or U.S. Government Obligations held by the Trustee which do not have a stated maturity of more than the earlier of 30 days from the date acquired by the Trustee or the date the Notes would be required to be redeemed pursuant to Section 3.08.

                  SECTION 4.24. Guarantees of Certain Indebtedness

                  The Company will not permit any of its Subsidiaries which are not already Subsidiary Guarantors, directly or indirectly, to incur, guarantee or secure through the granting of Liens the payment of any Indebtedness of the Company under the Credit Agreement or any refunding or refinancing thereof, in each case unless such Subsidiary, the Company and the Trustee execute and deliver a supplemental indenture evidencing such Subsidiary's Guarantee, such Guarantee to be a senior subordinated unsecured obligation of such Subsidiary. Neither the Company nor any such Guarantor shall be required to make a notation on the Notes or the Guarantees to reflect any such subsequent Guarantee. Nothing in this covenant shall be construed to permit any Subsidiary of the Company to incur Indebtedness otherwise prohibited by Section 4.12.

                                  ARTICLE FIVE

                              SUCCESSOR CORPORATION


                  SECTION 5.01. Merger, Consolidation and Sale of Assets.

                  (a) The Company will not, in a single transaction or series of related transactions, consolidate or merge with or into any Person, or sell, assign, transfer, lease, convey or otherwise dispose of (or cause or permit any Subsidiary of the Company to sell, assign, transfer, lease, convey or otherwise dispose of) all or substantially all of the Company's assets (determined on a consolidated basis for the Company and its Subsidiaries) unless: (i) either (1) the Company shall be the surviving or continuing corporation or (2) the Person (if other than the Company) formed by such consolidation or into which the Company is merged or the Person which acquires by sale, assignment, transfer, lease, conveyance or other disposition the properties and assets of the Company and its Subsidiaries substantially as an entirety (the "Surviving Entity") (x) shall be a corporation organized and validly existing under the laws of the United States or any state thereof or the District of Columbia and (y) shall expressly assume, by supplemental indenture (in form and substance satisfactory to the Trustee), executed and delivered to the Trustee, the due and punctual payment of the principal of, premium, if any, and interest on all of the Notes and the performance of every covenant of the Notes, this Indenture and the Registration Rights Agreement on the part of the Company to be performed or observed, as the case may be; (ii) immediately after giving effect to such transaction and the assumption contemplated by clause (i)(2)(y) above (including giving effect to any Indebtedness and Acquired Indebtedness incurred or anticipated to be incurred in connection with or in respect of such transaction), the Company or such Surviving Entity, as the case may be, (1) shall have a Consolidated Net Worth equal to or greater than the Consolidated Net Worth of the Company immediately prior to such transaction and (2)(x) shall be able to incur at least $1.00 of additional Indebtedness (other than Permitted Indebtedness) pursuant to Section 4.12 or (y) in the case of a merger or consolidation with Holdings, shall have a Consolidated Fixed Charge Coverage Ratio equal to or greater than the Consolidated Fixed Charge Coverage Ratio of the Company immediately prior to such transaction; (iii) immediately before and immediately after giving effect to such transaction and the assumption contemplated by clause (i)(2)(y) above (including, without limita-tion, giving effect to any Indebtedness and Acquired Indebtedness incurred or anticipated to be incurred and any Lien granted in connection with or in respect of the transaction), no Default or Event of Default shall have occurred or be continuing; and (iv) the Company or the Surviving Entity, as the case may be, shall have delivered to the Trustee an Officers' Certificate and an Opinion of Counsel, each stating that such consolidation, merger, sale, assignment, transfer, lease, conveyance or other disposition and, if a supplemental indenture is required in connection with such transaction, such supplemental indenture comply with the applicable provisions hereof and that all conditions precedent in this Indenture relating to such transaction have been satisfied.

                  (b) For purposes of the foregoing, the transfer (by lease, assignment, sale or otherwise, in a single transaction or series of transactions) of all or substantially all of the properties or assets of one or more Subsidiaries of the Company the Capital Stock of which constitutes all or substantially all of the properties and assets of the Company shall be deemed to be the transfer of all or substantially all of the properties and assets of the Company.

                  (c) Each Subsidiary Guarantor (other than any Subsidiary Guarantor whose Guarantee is to be released in accordance with the terms of the Guarantee and this Indenture in connection with any transaction complying with the provisions of Section 4.16) will not, and the Company will not cause or permit any Subsidiary Guarantor to, consolidate with or merge with or into any Person other than the Company or another Subsidiary Guarantor that is a Wholly Owned Subsidiary unless: (a) the entity formed by or surviving any such consolidation or merger (if other than the Subsidiary Guarantor) is a corporation organized and existing under the laws of the United States or any state thereof or the District of Columbia; (b) such entity assumes by execution of a supplemental indenture all of the obligations of the Subsidiary Guarantor under its Guarantee; (c) immediately after giving effect to such transaction, no Default or Event of Default shall have occurred and be continuing; and (d) immediately after giving effect to such transaction and the use of any net proceeds therefrom on a pro forma basis, the Company could satisfy the provisions of clause (ii) of the first paragraph of this Section 5.01. Any merger or consolidation of a Subsidiary Guarantor with and into the Company (with the Company being the surviving entity) or another Subsidiary Guarantor that is a Wholly Owned Subsidiary need only comply with clause (iv) (and not clauses (i) (ii) or (iii)) of paragraph (a) of this Section 5.01.

                  SECTION 5.02. Successor Corporation Substituted.

                  Upon any consolidation, combination or merger or any transfer of all or substantially all of the assets of the Company in accordance with
Section 5.01, the successor Person formed by such consolidation or into which the Company is merged or to which such conveyance, lease or transfer is made shall succeed to, and be substituted for, and may exercise every right and power of, the Company under this Indenture and the Notes with the same effect as if such successor had been named as the Company herein and thereafter (except in the case of a lease) the predecessor corporation will be relieved of all further obligations and covenants under this Indenture and the Notes.


                                   ARTICLE SIX

                                    REMEDIES


                  SECTION 6.01. Events of Default.

                  An "Event of Default" means any of the following events:

                   (i) the failure to pay interest (including any Additional Interest, if any) on any Notes when the same becomes due and payable and the default continues for a period of 30 days (whether or not such payment is prohibited by Article Ten of this Indenture);

                  (ii) the failure to pay the principal on any Notes when such principal becomes due and payable, at maturity, upon acceleration, upon redemption or otherwise (including the failure to make a payment to purchase Notes tendered pursuant to a Change of Control Offer or a Net Proceeds Offer) (whether or not such payment is prohibited by Article Ten of this Indenture);

                  (iii) a default in the observance or performance of the covenants and agreements described in Section 4.22 and Section 4.23;

                  (iv) a default in the observance or performance of any other covenant or agreement contained in this Indenture which default continues for a period of 30 days after the Company receives written notice specifying the default

         (and demanding that such default be remedied) from the Trustee or the Holders of at least 25% of the outstanding principal amount of the Notes (except in the case of a default with respect to Section 5.01, which will constitute an Event of Default with such notice requirement but without such passage of time requirement);

                  (v) the failure to pay at final maturity (giving effect to any applicable grace periods and any extensions thereof) the principal amount of any Indebtedness of the Company or any Subsidiary of the Company and such failure continues for a period of 20 days or more, or the acceleration of the final stated maturity of any such Indebtedness (which acceleration is not rescinded, annulled or otherwise cured within 20 days of receipt by the Company or such Subsidiary of notice of any such acceleration) if the aggregate principal amount of such Indebtedness, together with the principal amount of any other such Indebtedness in default for failure to pay principal at final maturity or which has been accelerated, in each case with respect to which the 20-day period described above has passed, aggregates $10.0 million or more at any time;

                  (vi) one or more judgments in an aggregate amount in excess of $10.0 million shall have been rendered against the Company or any of its Significant Subsidiaries and such judgments remain undischarged, unpaid or unstayed for a period of 60 days after such judgment or judgments become final and non-appealable;

                  (vii) the Company or any of its Significant Subsidiaries pursuant to or under or within the meaning of any Bankruptcy Law:

                     (a) commences a voluntary case or proceeding;

                     (b) consents to the entry of an order for relief against it in an involuntary case or proceeding;

                     (c) consents to the appointment of a Custodian of it or for all or substantially all of its property; or

                     (d) makes a general assignment for the benefit of its
                  creditors; or

                  (viii) a court of competent jurisdiction enters an order or decree under any Bankruptcy Law that:

                     (a) is for relief against the Company or any Significant
                  Subsidiary of the Company in an involuntary case or proceeding,

                     (b) appoints a Custodian of the Company or any  Significant
                  Subsidiary of the Company for all or substantially all of its Properties, or

                     (c)  orders  the   liquidation   of  the   Company  or  any
                  Significant Subsidiary of the Company,

         and in each case the order or decree remains unstayed and in effect for 60 consecutive days; or

                  (ix) any of the Guarantees of a Subsidiary Guarantor that is a Significant Subsidiary cease to be in full force and effect or any of such Guarantees are declared to be null and void or invalid and unenforceable or any of the Subsidiary Guarantors denies or disaffirms its liability under its Guarantees (other than by reason of release of a Subsidiary Guarantor in accordance with the terms of this Indenture); and

                   (x) at any time prior to the consummation of the Merger the Merger Agreement shall cease to be in full force and effect or any of the obligations of Holdings, the Company or ATC are declared to be null and void or invalid and unenforceable or any of Holdings, the Company or ATC denies or disaffirms any of its obligations under the Merger Agreement or a majority stockholders of ATC vote against the Merger in accordance with Delaware law.

                  SECTION 6.02. Acceleration.

                  (a) Upon the  happening  of an Event of Default  specified  in
Section 6.01 (other than an Event of Default specified in clause (vii) or (viii) of Section 6.01 with respect to the Company) the Trustee may, or the holders of at least 25% in principal amount of outstanding Notes may, declare the principal of and accrued interest on all the Notes to be due and payable by notice in writing to the Company and the Trustee specifying the respective Event of Default and that it is a "notice of acceleration," (an "Acceleration Notice") and the same (i) shall become immediately due and payable or (ii) if there are any amounts outstanding under the Credit Agreement, shall become immediately due and payable upon the first to occur of an acceleration under the Credit Agreement or 5 Business Days after receipt by the Company and the Representative under the

Credit Agreement of such Acceleration Notice but only if such Event of Default is then continuing. If an Event of Default of the type described in clause (vii) or (viii) of Section 6.01 occurs and is continuing with respect to the Company, then all unpaid principal of, and premium, if any, and accrued and unpaid interest on all of the outstanding Notes shall ipso facto become and be immediately due and payable without any declaration or other act on the part of the Trustee or any Holder.

                  (b) At any time after a declaration of acceleration with respect to the Notes as described in the preceding paragraph, the Holders of a majority in aggregate principal amount of the Notes then outstanding by written notice to the Company and the Trustee may rescind and cancel such declaration and its consequences (i) if the rescission would not conflict with any judgment or decree, (ii) if all existing Events of Default have been cured or waived except nonpayment of principal or interest that has become due solely because of such acceleration, (iii) to the extent the payment of such interest is lawful, interest on overdue installments of interest and overdue principal, which has become due otherwise than by such declaration of acceleration, has been paid,
(iv) if the Company has paid the Trustee its reasonable compensation and reimbursed the Trustee for its expenses, disbursements and advances and (v) in the event of the cure or waiver of an Event of Default of the type described in clause (vii) or (viii) of Section 6.01, the Trustee shall have received an Officers' Certificate and an Opinion of Counsel that such Event of Default has been cured or waived; provided, however, that such counsel may rely, as to matters of fact, on a certificate or certificates of officers of the Company. No such rescission shall affect any subsequent Default or impair any right consequent thereto.

                  SECTION 6.03. Other Remedies.

                  If an Event of Default occurs and is continuing, the Trustee may pursue any available remedy by proceeding at law or in equity to collect the payment of the principal of, premium, if any, or interest on the Notes or to enforce the performance of any provision of the Notes or this Indenture.

                  All rights of action and claims under this Indenture or the Notes may be enforced by the Trustee even if it does not possess any of the Notes or does not produce any of them in the proceeding. A delay or omission by the Trustee or any Holder in exercising any right or remedy accruing upon an Event of Default shall not impair the right or remedy or constitute a waiver of or acquiescence in the Event of Default. No remedy is exclusive of any other remedy. All available remedies are cumulative to the extent permitted by law.

                  SECTION 6.04. Waiver of Past Defaults.

                  Prior to the declaration of acceleration of the Notes, the Holders of not less than a majority in aggregate principal amount of the Notes then outstanding by notice to the Trustee may, on behalf of the Holders of all the Notes, waive any existing Default or Event of Default and its consequences under this Indenture, except a Default or Event of Default specified in Section 6.01(i) or (ii) or in respect of any provision hereof which cannot be modified or amended without the consent of the Holder so affected pursuant to Section
9.02. When a Default or Event of Default is so waived, it shall be deemed cured and shall cease to exist. This Section 6.04 shall be in lieu of ss. 316(a)(1)(B) of the TIA and such ss. 316(a)(1)(B) of the TIA is hereby expressly excluded from this Indenture and the Notes, as permitted by the TIA.

                  SECTION 6.05. Control by Majority.

                  Subject to Section 2.09, the Holders of the Notes may not enforce this Indenture or the Notes except as provided in this Article Six and under the TIA. The Holders of not less than a majority in aggregate principal amount of the outstanding Notes shall have the right to direct the time, method and place of conducting any proceeding for any remedy available to the Trustee, or exercising any trust or power conferred on the Trustee, provided, however, that the Trustee may refuse to follow any direction (a) that conflicts with any rule of law or this Indenture, (b) that the Trustee determines may be unduly prejudicial to the rights of another Holder, or (c) that may expose the Trustee to personal liability for which reasonable indemnity provided to the Trustee against such liability shall be inadequate; provided, further, however, that the Trustee may take any other action deemed proper by the Trustee that is not inconsistent with such direction or this Indenture. This Section 6.05 shall be in lieu of ss. 316(a)(1)(A) of the TIA, and such ss. 316(a)(1)(A) of the TIA is hereby expressly excluded from this Indenture and the Notes, as permitted by the TIA.

                  SECTION 6.06. Limitation on Suits.

                  No Holder of any Notes shall have any right to institute any proceeding with respect to this Indenture or the Notes or any remedy hereunder, unless the Holders of at least 25% in aggregate principal amount of the outstanding Notes have made written request, and offered reasonable indemnity, to the Trustee to institute such proceeding as Trustee under the Notes and this Indenture, the Trustee has failed to institute such proceeding within 25 days after receipt of such notice, request and offer of indemnity and the Trustee, within such 25-day period, has not received directions inconsistent with such written request by Holders of not less than a majority in aggregate principal amount of the outstanding Notes.

                  The foregoing limitations shall not apply to a suit instituted by a Holder of a Note for the enforcement of the payment of the principal of, premium, if any, or interest on, such Note on or after the respective due dates expressed or provided for in such Note.

                  A Holder may not use this Indenture to prejudice the rights of any other Holders or to obtain priority or preference over such other Holders.

                  SECTION 6.07. Right of Holders To Receive Payment.

                  Notwithstanding any other provision in this Indenture, the right of any Holder of a Note to receive payment of the principal of, premium, if any, and interest on such Note, on or after the respective due dates expressed or provided for in such Note, or to bring suit for the enforcement of any such payment on or after the respective due dates, is absolute and unconditional and shall not be impaired or affected without the consent of the Holder.

                  SECTION 6.08. Collection Suit by Trustee.

                  If an Event of  Default  specified  in  clause  (i) or (ii) of
Section 6.01 occurs and is continuing, the Trustee may recover judgment in its own name and as trustee of an express trust against the Company, or any other obligor on the Notes for the whole amount of the principal of, premium, if any, and accrued interest remaining unpaid, together with interest on overdue principal and, to the extent that payment of such interest is lawful, interest on overdue installments of interest, in each case at the rate per annum provided for by the Notes and such further amount as shall be sufficient to cover the costs and expenses of collection, including the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel.

                  SECTION 6.09. Trustee May File Proofs of Claim.

                  The Trustee may file such proofs of claim and other papers or documents as may be necessary or advisable in order to have the claims of the Trustee (including any claim for the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents, counsel, accountants and experts) and the Holders allowed in any judicial proceedings relative to the Company or Subsidiaries (or any other obligor upon the Notes), their creditors or their property and shall be entitled and empowered to collect and receive any monies or other property payable or deliverable on any such claims and to distribute the same, and any Custodian in any such judicial proceedings is hereby authorized by each Holder to make such payments to the Trustee and, in the event that the Trustee shall consent to the making of such payments directly to the Holders, to pay to the Trustee any amount due to it for the reasonable compensation, expenses, disbursements and advances of the Trustee, its agent and counsel, and any other amounts due the Trustee under Section 7.07. The Company's payment obligations under this Section 6.09 shall be secured in accordance with the provisions of Section 7.07. Nothing herein contained shall be deemed to authorize the Trustee to authorize or consent to or accept or adopt on behalf of any Holder any plan of reorganization, arrangement, adjustment or composition affecting the Notes or the rights of any Holder thereof, or to authorize the Trustee to vote in respect of the claim of any Holder in any such proceeding.

                  SECTION 6.10. Priorities.

                  If the Trustee collects any money pursuant to this Article Six it shall pay out such money in the following order:

         First: to the Trustee for compensation, expenses, disbursements and advances, and any other amounts in each case due under Section 7.07;

         Second: to Holders for interest accrued on the Notes, ratably, without preference or priority of any kind, according to the amounts due and payable on the Notes for interest;

         Third: to Holders for the principal amounts (including any premium) owing under the Notes, ratably, without preference or priority of any kind, according to the amounts due and payable on the Notes for the principal (including any premium); and

         Fourth: the balance, if any, to the Company.

                  The Trustee, upon prior written notice to the Company, may fix a record date and payment date for any payment to Holders pursuant to this
Section 6.10.

                  SECTION 6.11. Undertaking for Costs.

                  In any suit for the enforcement of any right or remedy under this Indenture or in any suit against the Trustee for any action taken or omitted by it as Trustee, a court may in its discretion require the filing by any party litigant in the suit of an undertaking to pay the costs of the suit, and the court in its discretion may assess reasonable costs, including reasonable attorneys' fees, against any party litigant in the suit, having due regard to the merits and good faith of the claims or defenses made by the party litigant. This Section 6.11 does not apply to any suit by the Trustee, any suit by a Holder pursuant to Section 6.07, or a suit by a Holder or Holders of more than 10% in aggregate principal amount of the outstanding Notes.

                  SECTION 6.12. Restoration of Rights and Remedies.

                  If the Trustee or any Holder has instituted any proceeding to enforce any right or remedy under this Indenture or any Note and such proceeding has been discontinued or abandoned for any reason, or has been determined adversely to the Trustee or to such Holder, then and in every such case the Company, the Trustee and the Holders shall, subject to any determination in such proceeding, be restored severally and respectively to their former positions hereunder, and thereafter all rights and remedies of the Trustee and the Holders shall continue as though no such proceeding had been instituted.


                                  ARTICLE SEVEN

                                     TRUSTEE


                  SECTION 7.01. Duties of Trustee.

                  (a) If an Event of Default has occurred and is continuing, the Trustee may exercise such of the rights and powers vested in it by this Indenture and shall use the same degree of care and skill in its exercise thereof as a prudent person would exercise or use under the circumstances in the conduct of his own affairs.

                  (b) Except during the continuance of an Event of Default:

                  (1) The Trustee need perform only those duties as are specifically set forth in this Indenture and no duties, covenants or obligations of the Trustee shall be implied in this Indenture.

                  (2) In the absence of bad faith on its part, the Trustee may conclusively rely, as to the truth of the statements and the correctness of the opinions expressed therein, upon certificates or opinions furnished to the Trustee and conforming to the requirements of this Indenture. However, in the case of any such certificates or opinions that by any provision hereof are specifically required to be furnished to the Trustee, the Trustee shall examine the certificates and opinions to determine whether or not they conform to the requirements of this Indenture.

                  (c) Notwithstanding anything to the contrary herein contained, the Trustee may not be relieved from liability for its own negligent action, its own negligent failure to act, or its own willful misconduct, except that:

                  (1) This paragraph does not limit the effect of paragraph (b) of this Section 7.01.

                  (2) The Trustee shall not be liable for any error of judgment made in good faith by a Trust Officer, unless it is proved that the Trustee was negligent in ascertaining the pertinent facts.

                  (3) The Trustee shall not be liable with respect to any action it takes or omits to take in good faith in accordance with a direction received by it pursuant to Section 6.02, 6.04 or 6.05.

                  (d) No provision of this Indenture shall require the Trustee to expend or risk its own funds or otherwise incur any financial liability in the performance of any of its duties hereunder or in the exercise of any of its rights or powers if it shall have reasonable grounds for believing that repayment of such funds or adequate indemnity against such risk or liability is not reasonably assured to it.

                  (e) Every provision of this Indenture that in any way relates to the Trustee is subject to paragraphs (a), (b), (c) and (d) of this Section
7.01 and Section 7.02.

                  (f) The Trustee shall not be liable for interest on any money or assets received by it except as the Trustee may agree in writing with the Company. Assets held in trust by the Trustee need not be segregated from other assets except to the extent required by law.

                  (g) The Trustee may refuse to perform any duty or exercise any right or power hereunder unless (i) it is provided adequate funds to enable it to do so and (ii) it receives indemnity reasonably satisfactory to it against any loss, liability, fee or expense.

                  SECTION 7.02. Rights of Trustee.

                  Subject to Section 7.01:

                  (a) The Trustee may rely and shall be fully protected in acting or refraining from acting upon any document believed by it to be genuine and to have been signed or presented by the proper Person. The Trustee need not and shall not be required to investigate any fact or matter stated in the document.

                  (b) Before the Trustee acts or refrains from acting, it may consult with counsel of its selection and may require an Officers' Certificate or an Opinion of Counsel, or both, which shall conform to Sections 11.04 and 11.05. The Trustee shall not be liable for any action it takes or omits to take in good faith in reliance on such Officers' Certificate or Opinion of Counsel.

                  (c) The Trustee may act through its attorneys and agents and shall not be responsible for the misconduct or negligence of any agent appointed with due care.

                  (d) The Trustee shall not be liable for any action that it takes or omits to take in good faith which it reasonably believes to be authorized or within its rights or powers.

                  (e) The Trustee shall not be bound to make any investigation into the facts or matters stated in any resolution, certificate, statement, instrument, opinion, notice, request, direction, consent, order, bond, debenture, or other paper or document, but the Trustee, in its discretion, may make such further inquiry or investigation into such facts or matters as it may see fit, and, if the Trustee shall determine to make such further inquiry or investigation, it shall be entitled, upon reasonable notice to the Company, to examine the books, records, and premises of the Company, personally or by agent or attorney and to consult with the officers and representatives of the Company, including the Company's accountants and attorneys.

                  (f) The Trustee shall be under no obligation to exercise any of the rights or powers vested in it by this Indenture at the request, order or direction of any of the Holders pursuant to the provisions of this Indenture, unless such Holders shall have offered to the Trustee security or indemnity reasonably satisfactory to the Trustee against the costs, expenses and liabilities which may be incurred by it in compliance with such request, order or direction.

                  (g) The Trustee shall not be required to give any bond or surety in respect of the performance of its powers and duties hereunder.

                  (h) Delivery of reports, information and documents to the Trustee under Section 4.08 is for informational purposes only and the Trustee's receipt of the foregoing shall not constitute constructive notice of any information contained therein or determinable from information contained therein, including the Company's compliance with any of their covenants hereunder (as to which the Trustee is entitled to rely exclusively on Officers' Certificates).

                  SECTION 7.03. Individual Rights of Trustee.

                  The Trustee in its individual or any other capacity may become the owner or pledgee of Notes and may otherwise deal with the Company, any of their Subsidiaries, or their respective Affiliates with the same rights it would have if it were not Trustee. Any Agent may do the same with like rights. However, the Trustee must comply with Sections 7.10 and 7.11.

                  SECTION 7.04. Trustee's Disclaimer.

                  The Trustee shall not be responsible for and makes no representation as to the validity or adequacy of this Indenture or the Notes, and it shall not be accountable for the Company's use of the proceeds from the Notes, and it shall not be responsible for any statement of the Company in this Indenture or any document entered into or issued in connection with the issuance and sale of the Notes or any statement in the Notes other than the Trustee's certificate of authentication.

                  SECTION 7.05. Notice of Default.

                  If a Default or an Event of Default occurs and is continuing and if it is known to a Trust Officer, the Trustee shall mail to each Holder notice of the uncured Default or Event of Default within 90 days after obtaining knowledge thereof. Except in the case of a Default or an Event of Default in payment of principal of, or interest on, any Note, including an accelerated payment, a Default in payment on the Change of Control Payment Date pursuant to a Change of Control Offer or on the Net Proceeds Offer Payment Date pursuant to a Net Proceeds Offer and a Default in compliance with Article Five hereof, the Trustee may withhold the notice if and so long as its Board of Directors, the executive committee of its Board of Directors or a committee of its directors and/or Trust Officers in good faith determines that withholding the notice is in the interest of the Holders. The foregoing sentence of this Section 7.05 shall be in lieu of the proviso to ss. 315(b) of the TIA and such proviso to ss. 315(b) of the TIA is hereby expressly excluded from this Indenture and the Notes, as permitted by the TIA.

                  SECTION 7.06. Reports by Trustee to Holders.

                  Within 60 days after May 15 of each year beginning with 1998, the Trustee shall, to the extent that any of the events described in TIA ss. 313(a) occurred within the previous twelve months, but not otherwise, mail to each Holder a brief report dated as of such date that complies with TIA ss. 313(a). The Trustee also shall comply with TIA ss.ss. 313(b), (c) and (d).

                  A copy of each report at the time of its mailing to Holders shall be mailed to the Company and filed with the Commission and each stock exchange, if any, on which the Notes are listed.

                  The Company shall promptly notify the Trustee if the Notes become listed on any stock exchange and the Trustee shall comply with TIA ss. 313(d).

                  SECTION 7.07. Compensation and Indemnity.

                  The Company shall pay to the Trustee from time to time such compensation for its services as has been agreed to in writing signed by the Company and the Trustee. The Trustee's compensation shall not be limited by any law on compensation of a trustee of an express trust. The Company shall reimburse the Trustee upon request for all reasonable out-of-pocket disbursements, advances or expenses incurred or made by it in connection with the performance of its duties under this Indenture. Such expenses shall include the reasonable fees and expenses of the Trustee's agents, counsel, accountants and experts.

                  The Company shall indemnify each of the Trustee (or any predecessor Trustee) and its agents, employees, stockholders, Affiliates and directors and officers for, and hold them each harmless against, any and all loss, liability, damage, claim or expense (including reasonable fees and expenses of counsel), including taxes (other than taxes based on the income of the Trustee) incurred by any of them except for such actions to the extent caused by any negligence, bad faith or willful misconduct on their part, arising out of or in connection with the acceptance or administration of this trust including the reasonable costs and expenses of defending themselves against any claim or liability in connection with the exercise or performance of any of their rights, powers or duties hereunder. The Trustee shall notify the Company promptly of any claim asserted against the Trustee for which it may seek indemnity, provided, however, that failure to so notify the Company shall not release the Company of its obligations hereunder unless and to the extent such failure results in the forfeiture by the Company of substantial rights and defenses. At the Trustee's sole discretion, the Company shall defend the claim and the Trustee shall cooperate and may participate in the defense; provided, however, that any settlement of a claim shall be approved in writing by the Trustee if such settlement would result in an admission of liability by the Trustee or if such settlement would not be accompanied by a full release of the Trustee for all liability arising out of the events giving rise to such claim. Alternatively, the Trustee may at its option have separate counsel of its own choosing and the Company shall pay the reasonable fees and expenses of such counsel.

                  To secure the Company's payment obligations in this Section 7.07, the Trustee shall have a lien prior to the Notes on all assets or money held or collected by the Trustee, in its capacity as Trustee, except assets or money held in trust to pay principal of or premium, if any, or interest on particular Notes.

                  When the Trustee incurs expenses or renders services after an Event of Default specified in Section 6.01(vii) or (viii) occurs, such expenses and the compensation for such services are intended to constitute expenses of administration under any Bankruptcy Law.

                  The   provisions  of  this  Section  7.07  shall  survive  the
termination of this Indenture.

                  SECTION 7.08. Replacement of Trustee.

                  The Trustee may resign at any time by so notifying the Company in writing at least 30 days in advance of such resignation; provided, however, that no such resignation shall be effective until a successor Trustee has accepted its appointment pursuant to this Section 7.08. The Holders of a majority in principal amount of the outstanding Notes may remove the Trustee and appoint a successor Trustee with the Company's consent, by so notifying the Company and the Trustee. The Company may remove the Trustee if:

                  (1) the Trustee fails to comply with Section 7.10;

                  (2) the Trustee is adjudged bankrupt or insolvent or an order for relief is entered with respect to the Trustee under any Bankruptcy Law;

                  (3) a receiver or other public officer takes charge of the Trustee or its property; or

                  (4) the Trustee becomes incapable of acting.

                  If the Trustee resigns or is removed or if a vacancy exists in the office of Trustee for any reason, the Company shall notify each Holder of such event and shall promptly appoint a successor Trustee. Within one year after the successor Trustee takes office, the Holders of a majority in aggregate principal amount of the outstanding Notes may appoint a successor Trustee to replace the successor Trustee appointed by the Company.

                  A successor Trustee shall deliver a written acceptance of its appointment to the retiring Trustee and to the Company. Immediately after that, the retiring Trustee shall transfer all property held by it as Trustee to the successor

Trustee, subject to the lien provided in Section 7.07, the resignation or removal of the retiring Trustee shall become effective, and the successor Trustee shall have all the rights, powers and duties of the Trustee under this Indenture. The successor Trustee shall mail notice of such successor Trustee's appointment to each Holder.

                  If a successor Trustee does not take office within 60 days after the retiring Trustee resigns or is removed, the retiring Trustee, the Company or the Holders of at least 10% in aggregate principal amount of the outstanding Notes may petition any court of competent jurisdiction for the appointment of a successor Trustee.

                  If the Trustee fails to comply with Section 7.10, any Holder may petition any court of competent jurisdiction for the removal of the Trustee and the appointment of a successor Trustee.

                  Notwithstanding any resignation or replacement of the Trustee pursuant to this Section 7.08, the Company's obligations under Section 7.07 shall continue for the benefit of the retiring Trustee.

                  SECTION 7.09. Successor Trustee by Merger, Etc.

                  If the Trustee consolidates with, merges or converts into, or transfers all or substantially all of its corporate trust business (including its business pursuant to this Indenture) to, another corporation, the resulting, surviving or transferee corporation without any further act shall, if such resulting, surviving or transferee corporation is otherwise eligible hereunder, be the successor Trustee; provided, however, that such corporation shall be otherwise qualified and eligible under this Article Seven.

                  SECTION 7.10. Eligibility; Disqualification.

                  This Indenture shall always have a Trustee who satisfies the requirement of TIA ss.ss. 310(a)(1), (2) and (5). The Trustee (or, in the case of a Trustee that is a corporation included in a bank holding company system, the related bank holding company) shall have a combined capital and surplus of at least $100 million as set forth in its most recent published annual report of condition, and have a Corporate Trust Office in the City of New York. In addition, if the Trustee is a corporation included in a bank holding company system, the Trustee, independently of such bank holding company, shall meet the capital requirements of TIA ss. 310(a)(2). The Trustee shall comply with TIA ss. 310(b); provided, however, that there shall be excluded from the operation of TIA ss. 310(b)(1) any indenture or indentures under which other securities, or certificates of interest or participation in other securities, of the Company are outstanding, if the requirements for such exclusion set forth in TIA ss. 310(b)(1) are met. The provisions of TIA ss. 310 shall apply to the Company, as obligor of the Notes.

                  SECTION 7.11. Preferential Collection of Claims Against the
                                    Company.

                  The Trustee shall comply with TIA ss. 311(a), excluding any creditor relationship listed in TIA ss. 311(b). A Trustee who has resigned or been removed shall be subject to TIA ss. 311(a) to the extent indicated therein. The provisions of TIA ss. 311 shall apply to the Company, as obligor of the Notes.


                                  ARTICLE EIGHT

                       DISCHARGE OF INDENTURE; DEFEASANCE


                  SECTION 8.01. Termination of Company's Obligations.

                  This Indenture will be discharged and will cease to be of further effect (except as to surviving rights of registration of transfer or exchange of the Notes, as expressly provided for in this Indenture) as to all outstanding Notes when (i) either (a) all Notes theretofore authenticated and delivered (except lost, stolen or destroyed Notes which have been replaced or paid and Notes for whose payment money has theretofore been deposited in trust or segregated and held in trust by the Company and thereafter repaid to the Company or discharged from such trust) have been delivered to the Trustee for cancellation or (b) all Notes not theretofore delivered to the Trustee for cancellation have become due and payable and the Company has irrevocably deposited or caused to be deposited with the Trustee funds in an amount sufficient to pay and discharge the entire Indebtedness on the Notes not theretofore delivered to the Trustee for cancellation, for principal of, premium, if any, and interest on the Notes to the date of deposit together with irrevocable instructions from the Company directing the Trustee to apply such funds to the payment thereof at maturity or redemption, as the case may be; (ii) the Company has paid all other sums payable under this Indenture by the Company; and (iii) the Company has delivered to the Trustee an Officers'

Certificate and an Opinion of Counsel stating that all conditions precedent under this Indenture relating to the satisfaction and discharge of this Indenture have been complied with.

                  The Company may, at its option and at any time, elect to have its obligations and the corresponding obligations of the Subsidiary Guarantors discharged with respect to the outstanding Notes ("Legal Defeasance"). Such Legal Defeasance means that the Company shall be deemed to have paid and discharged the entire indebtedness represented by the outstanding Notes, and satisfied all of its obligations with respect to the Notes, except for (i) the rights of Holders to receive payments in respect of the principal of, premium, if any, and interest on the Notes when such payments are due, (ii) the Company's obligations with respect to the Notes concerning issuing temporary Notes, registration of Notes, mutilated, destroyed, lost or stolen Notes and the maintenance of an office or agency for payments, (iii) the rights, powers, trust, duties and immunities of the Trustee and the Company's obligations in connection therewith and (iv) the Legal Defeasance provisions of this Section
8.01. In addition, the Company may, at its option and at any time, elect to have the obligations of the Company and the Subsidiary Guarantors, if any, released with respect to covenants contained in Sections 4.10 through 4.24 and Article Five ("Covenant Defeasance") and thereafter any omission to comply with such obligations shall not constitute a Default or Event of Default with respect to the Notes. In the event of Covenant Defeasance, those events described under
Section 6.01 (except those events described in Section 6.01(i),(ii),(vii) and (viii)) will no longer constitute an Event of Default with respect to the Notes.

                  In order to  exercise  either  Legal  Defeasance  or  Covenant
Defeasance:

                   (i) the Company must irrevocably deposit with the Trustee, in trust, for the benefit of the Holders cash in United States dollars, non-callable U.S. Government Obligations, or a combination thereof, in such amounts as will be sufficient, in the opinion of a nationally recognized firm of independent public accountants, to pay the principal of, premium, if any, and interest on the Notes on the stated date for payment thereof or on the applicable Redemption Date, as the case may be;

                  (ii) in the case of Legal Defeasance, the Company shall have delivered to the Trustee an Opinion of Counsel in the United States reasonably acceptable to the Trustee confirming that (A) the Company has received from, or there has been published by, the Internal Revenue Service a ruling or (B) since the date of this Indenture, there has been a change in the applicable federal income tax law, in either case to the effect that, and based thereon such Opinion of Counsel shall confirm that, the Holders will not recognize income, gain or loss for federal income tax purposes as a result of such Legal Defeasance and will be subject to federal income tax on the same amounts, in the same manner and at the same times as would have been the case if such Legal Defeasance had not occurred; provided, however, such Opinion of Counsel will not be required if all the Notes will become due and payable on the maturity date within one year or are to be called for redemption within one year under arrangements satisfactory to the Trustee;

                 (iii) in the case of Covenant Defeasance, the Company shall have delivered to the Trustee an Opinion of Counsel in the United States reasonably acceptable to the Trustee confirming that the Holders will not recognize income, gain or loss for federal income tax purposes as a result of such Covenant Defeasance and will be subject to federal income tax on the same amounts, in the same manner and at the same times as would have been the case if such Covenant Defeasance had not occurred;

                  (iv) no Default or Event of Default shall have occurred and be continuing on the date of such deposit or insofar as Events of Default under Section 6.01(vii) or (viii) are concerned, at any time in the period ending on the 91st day after the date of deposit (other than a Default or Event of Default resulting from the incurrence of Indebtedness all or a portion of the proceeds of which will be used to defease the Notes);

                   (v) such Legal Defeasance or Covenant Defeasance shall not result in a breach or violation of, or constitute a default under this Indenture or any other material agreement or instrument to which the Company or any of its Subsidiaries is a party or by which the Company or any of its Subsidiaries is bound;

                  (vi) the Company shall have delivered to the Trustee an Officers' Certificate stating that the deposit was not made by the Company with the intent of preferring the Holders over any other creditors of the Company or with the intent of defeating, hindering, delaying or defrauding any other creditors of the Company or others;

                 (vii) the Company shall have delivered to the Trustee an Officers' Certificate and an Opinion of Counsel, each stating that all conditions precedent provided for or relating to the Legal Defeasance or the Covenant Defeasance, as the case may be, have been complied with; provided, however, that such counsel may rely, as to matters of fact, on a certificate or certificates of officers of the Company;

                (viii) the Company shall have delivered to the Trustee an Opinion of Counsel to the effect that after the 91st day following the deposit, the trust funds will not be subject to the effect of any applicable bankruptcy, insolvency, reorganization or similar laws affecting creditors' rights generally; provided, however, that such counsel may rely, as to matters of fact, on a certificate or certificates of officers of the Company; and

                  (ix)  certain  other   customary   conditions   precedent  are
         satisfied.

                  SECTION 8.02. Application of Trust Money.

                  The Trustee or Paying Agent shall hold in trust U.S. Legal Tender or U.S. Government Obligations deposited with it pursuant to Section 8.01, and shall apply the deposited U.S. Legal Tender and the money from U.S. Government Obligations in accordance with this Indenture to the payment of the principal of and interest on the Notes. The Trustee shall be under no obligation to invest said U.S. Legal Tender or U.S. Government Obligations except as it may agree in writing with the Company.

                  The Company shall pay and indemnify the Trustee against any tax, fee or other charge imposed on or assessed against the U.S. Legal Tender or U.S. Government Obligations deposited pursuant to Section 8.01 or the principal and interest received in respect thereof other than any such tax, fee or other charge which by law is for the account of the Holders of outstanding Notes.

                     SECTION 8.03. Repayment to the Company.

                  Subject to Section 8.01, the Trustee and the Paying Agent shall promptly pay to the Company upon request any excess U.S. Legal Tender or U.S. Government Obligations held by them at any time and thereupon shall be relieved from all liability with respect to such money. The Trustee and the Paying Agent shall pay to the Company upon request any money held by them for the payment of principal or interest that remains unclaimed for one year; provided, however, that the Trustee or such Paying Agent, before being required to make any payment, may at the expense of the Company cause to be published once in a newspaper of general circulation in the City of New York or mail to each Holder entitled to such money notice that such money remains unclaimed and that after a date specified therein which shall be at least 30 days from the date of such publication or mailing any unclaimed balance of such money then remaining will be repaid to the Company. After payment to the Company, Holders entitled to such money must look to the Company for payment as general creditors unless an applicable law designates another Person.

                  SECTION 8.04. Reinstatement.

                  If the Trustee or Paying Agent is unable to apply any U.S. Legal Tender or U.S. Government Obligations in accordance with Section 8.01 by reason of any legal proceeding or by reason of any order or judgment of any court or governmental authority enjoining, restraining or otherwise prohibiting such application, the Company's obligations under this Indenture and the Notes shall be revived and reinstated as though no deposit had occurred pursuant to
Section 8.01 until such time as the Trustee or Paying Agent is permitted to apply all such U.S. Legal Tender or U.S. Government Obligations in accordance with Section 8.01; provided, however, that if the Company has made any payment of interest on or principal of any Notes because of the reinstatement of their obligations, the Company shall be subrogated to the rights of the Holders of such Notes to receive such payment from the U.S. Legal Tender or U.S. Government Obligations held by the Trustee or Paying Agent.

                  SECTION 8.05. Acknowledgment of Discharge by Trustee.

                  After (i) the conditions of Section 8.01 have been  satisfied,
(ii) the Company has paid or caused to be paid all other sums payable hereunder by the Company and (iii) the Company has delivered to the Trustee an Officers' Certificate and an Opinion of Counsel, each stating that all conditions precedent referred to in clause (i) above relating to the satisfaction and discharge of this Indenture have been complied with, the Trustee upon request shall acknowledge in writing the discharge of the Company's obligations under this Indenture except for those surviving obligations specified in Section 8.01; provided the legal counsel delivering such Opinion of Counsel may rely as to matters of fact on one or more Officers' Certificates of the Company.


                                  ARTICLE NINE

                          MODIFICATION OF THE INDENTURE


                  SECTION 9.01. Without Consent of Holders.

                  Notwithstanding Section 9.02, the Company, the Subsidiary Guarantors and the Trustee may amend, waive or supplement this Indenture without notice to or consent of any Holder: (a) to cure any ambiguity, defect or inconsistency; (b) to comply with Section 5.01 of this Indenture; (c) to provide for uncertificated Notes in addition to certificated Notes; (d) to comply with any requirements of the Commission in order to effect or maintain the qualification of this Indenture under the TIA; or (e) to make any change that would provide any additional benefit or rights to the Holders or that does not adversely affect the rights of any Holder in any material respect. Notwithstanding the foregoing (but except as otherwise provided by Section 9.02) the Trustee and the Company may not make any change that adversely affects the rights of any Holder under this Indenture without the consent of such Holder. In formulating its opinion on such matters, the Trustee will be entitled to rely on such evidence as it deems appropriate, including, without limitation, solely on an Opinion of Counsel; provided, however, that in delivering such Opinion of Counsel, such counsel may rely as to matters of fact, on a certificate or certificates of officers of the Company.

                  SECTION 9.02. With Consent of Holders.

                  All other modifications, waivers and amendments of this Indenture may be made with the consent of the Holders of a majority in principal amount of the then outstanding Notes, except that, without the consent of each Holder of the Notes affected thereby, no amendment or waiver may: (i) reduce the amount of Notes whose Holders must consent to an amendment; (ii) reduce the rate of or change or have the effect of changing the time for payment of interest, including defaulted interest, on any Notes; (iii) reduce the principal of or change or have the effect of changing the fixed maturity of any Notes, or change the date on which any Notes may be subject to redemp-tion or repurchase, or reduce the redemption or repurchase price therefor; (iv) make any Notes payable in money other than that stated in the Notes; (v) make any change in provisions of this Indenture protecting the right of each Holder to receive payment of principal of and interest on such Note on or after the due date thereof or to bring suit to enforce such payment, or permitting Holders of a majority in principal amount of Notes to waive Defaults or Events of Default;
(vi) amend, change or modify in any material respect the obligation of the Company to make and consummate a Change of Control Offer in the event of a Change of Control or make and consummate a Net Proceeds Offer with respect to any Asset Sale that has been consummated or modify any of the provisions or definitions with respect thereto; (vii) modify or change any provision of this Indenture affecting the subordination or ranking of the Notes or any Guarantee in a manner which adversely affects the Holders in any material respect; or
(viii) release any Subsidiary Guarantor from any of its obligations under its Guarantee or this Indenture other than in accordance with the terms of this Indenture.

                  After an  amendment,  supplement  or waiver under this Section
9.02 becomes effective (as provided in Section 9.05), the Company shall mail to the Holders affected thereby a notice briefly describing the amendment, supplement or waiver. Any failure of the Company to mail such notice, or any defect therein, shall not, however, in any way impair or affect the validity of any such supplemental indenture.

                  SECTION 9.03. Effect on Senior Indebtedness and Guarantor
                              Senior Indebtedness.

                  No amendment of this Indenture shall adversely affect the rights of any holder of Senior Indebtedness or Guarantor Senior Indebtedness under Article Ten or Article Thirteen of this Indenture, without the consent of such holder.

                  SECTION 9.04. Compliance with TIA.

                  Every amendment, waiver or supplement of this Indenture or the Notes shall comply with the TIA as then in effect; provided, however, that this
Section 9.04 shall not of itself require that this Indenture or the Trustee be qualified under the TIA or constitute any admission or acknowledgment by any party hereto that any such qualification is required prior to the time this Indenture and the Trustee are required by the TIA to be so qualified.

                  SECTION 9.05. Revocation and Effect of Consents.

                  Until an amendment, waiver or supplement becomes effective, a consent to it by a Holder is a continuing consent by the Holder and every subsequent Holder of a Note or portion of a Note that evidences the same debt as the consenting Holder's Note, even if notation of the consent is not made on any Note. Subject to the following paragraph, any such Holder or subsequent Holder may revoke the consent as to such Holder's Note or portion of such Note by notice to the Trustee or the Company received before the date on which the Trustee receives an Officers' Certificate certifying that the Holders of the requisite principal amount of Notes have consented (and not theretofore revoked such consent) to the amendment, supplement or waiver. An amendment, supplement or waiver becomes effective upon receipt by the Trustee of such Officers' Certificate and evidence of consent by the Holders of the requisite percentage in principal amount of outstanding Notes.

                  The Company may, but shall not be obligated to, fix a Record Date for the purpose of determining the Holders entitled to consent to any amendment, supplement or waiver, which Record Date shall be at least 30 days prior to the first solicitation of such consent. If a Record Date is fixed, then notwithstanding the second sentence of the immediately preceding paragraph, those Persons who were Holders at such Record Date (or their duly designated proxies), and only those Persons, shall be entitled to revoke any consent previously given, whether or not such Persons continue to be Holders after such Record Date. No such consent shall be valid or effective for more than 90 days after such Record Date unless consents from Holders of the requisite percentage in principal amount of outstanding Notes required hereunder for the effectiveness of such consents shall have also been given and not revoked within such 90 day period.

                  SECTION 9.06. Notation on or Exchange of Notes.

                  If an amendment, supplement or waiver changes the terms of a Note, the Trustee may require the Holder of such Note to deliver it to the Trustee. The Trustee may place an appropriate notation on the Note about the changed terms and return it to the Holder. Alternatively, if the Company or the Trustee so determine, the Company in exchange for the Note shall issue and the Trustee shall authenticate a new Note that reflects the changed terms.

                  SECTION 9.07. Trustee To Sign Amendments, Etc.

                  The Trustee shall execute any amendment, supplement or waiver authorized pursuant to this Article Nine; provided, however, that the Trustee may, but shall not be obligated to, execute any such amendment, supplement or waiver which affects the Trustee's own rights, duties or immunities under this Indenture. In executing such supplement or waiver the Trustee shall be entitled to receive indemnity reasonably satisfactory to it, and shall be fully protected in relying upon an Opinion of Counsel and an Officers' Certificate of the Company, stating that no event of default shall occur as a result of such amendment, supplement or waiver and that the execution of any amendment, supplement or waiver authorized pursuant to this Article Nine is authorized or permitted by this Indenture; provided the legal counsel delivering such Opinion of Counsel may rely as to matters of fact on one or more Officers' Certificates of the Company. Such Opinion of Counsel shall not be an expense of the Trustee.

                                   ARTICLE TEN

                                  SUBORDINATION

                  SECTION 10.01. Notes Subordinated to Senior Indebtedness Upon
                          Effectiveness of the Merger.

                  The Company covenants and agrees, and each Holder of the Notes, by its acceptance thereof, likewise covenants and agrees, that all Notes shall be issued subject to the provisions of this Article Ten, provided, however, that the subordination provisions of this Article Ten shall not be effective until the effectiveness of the Merger; and each Person holding any Note, whether upon original issue or upon transfer, assignment or exchange thereof, accepts and agrees that the payment of all Obligations on the Notes by the Company shall, to the extent and in the manner herein set forth, be subordinated and junior in right of payment to the prior payment in full in cash or Cash Equivalents of all Obligations on Senior Indebtedness, including, without limitation, the Company's obligations under the Credit Agreement; that the subordination is for the benefit of, and shall be enforceable directly by, the holders of Senior Indebtedness, and that each holder of Senior Indebtedness whether now outstanding or hereafter created, incurred, assumed or guaranteed shall be deemed to have acquired Senior Indebted-ness in reliance upon the covenants and provisions contained in this Indenture and the Notes.

                  SECTION 10.02. Suspension of Payment When Senior Indebtedness
                                 is in Default.

                  (a) If any default occurs and is continuing in the payment when due, whether at maturity, upon any redemption, by declaration or otherwise, of any principal of, interest on, unpaid drawings for letters of credit issued in respect of, or regularly accruing fees with respect to, any Senior Indebtedness, no payment of any kind or character shall be made by or on behalf of the Company or any other Person on its or their behalf with respect to any Obligations on the Notes or to acquire any of the Notes for cash or property or otherwise. In addition, if any other event of default occurs and is continuing with respect to any Designated Senior Indebtedness, as such event of default is defined in the instrument creating or evidencing such Designated Senior Indebtedness, permitting the holders of such Designated Senior Indebtedness then outstanding to accelerate the maturity thereof and if the Representative for the respective issue of Designated Senior Indebtedness gives notice of the event of default to the Trustee (a "Default Notice"), then, unless and until all events of default have been cured or waived or have ceased to exist or the Trustee receives notice thereof from the Representative for the respective issue of Designated Senior Indebtedness terminating the Blockage Period (as defined below), during the 180 days after the delivery of such Default Notice (the "Blockage Period"), neither the Company nor any other Person on its behalf shall
(x) make any payment of any kind or character with respect to any Obligations on the Notes or (y) acquire any of the Notes for cash or property or otherwise. Notwithstanding anything herein to the contrary, in no event will a Blockage Period extend beyond 180 days from the date the payment on the Notes was due and only one such Blockage Period may be commenced within any 360 consecutive days. No event of default which existed or was continuing on the date of the commencement of any Blockage Period with respect to the Designated Senior Indebtedness shall be, or be made, the basis for commencement of a second Blockage Period by the Representative of such Designated Senior Indebtedness whether or not within a period of 360 consecutive days, unless such event of default shall have been cured or waived for a period of not less than 90 consecutive days (it being acknowledged that any subsequent action, or any breach of any financial covenants for a period commencing after the date of commencement of such Blockage Period that, in either case, would give rise to an event of default pursuant to any prov isions under which an event of default previously existed or was continuing shall constitute a new event of default for this purpose).

                  (b) In the event that, notwithstanding the foregoing, any payment shall be received by the Trustee or any Holder when such payment is prohibited by Section 10.02(a), such payment shall be held in trust for the benefit of, and shall be paid over or delivered to, the holders of Senior Indebtedness (pro rata to such holders on the basis of the respective amount of Senior Indebtedness held by such holders) or their respective Representatives, as their respective interests may appear. The Trustee shall be entitled to rely on information regarding amounts then due and owing on the Senior Indebtedness, if any, received from the holders of Senior Indebtedness (or their Representatives) or, if such information is not received from such holders or their Representatives, from the Company and only amounts included in the information provided to the Trustee shall be paid to the holders of Senior Indebtedness.

                  Nothing contained in this Article Ten shall limit the right of the Trustee or the Holders of Notes to take any action to accelerate the maturity of the Notes pursuant to Section 6.02 or to pursue any rights or remedies hereunder; provided that all Senior Indebtedness thereafter due or declared to be due shall first be paid in full in cash or Cash Equivalents before the Holders are entitled to receive any payment of any kind or character with respect to Obligations on the Notes.

                  SECTION 10.03. Notes Subordinated to Prior Payment of All Senior Indebtedness on Dissolution, Liquidation or Reorganization of
                                    Company.

                  (a) Upon any payment or distribution of assets of the Company of any kind or character, whether in cash, property or securities, to creditors upon any total or partial liquidation, dissolution, winding-up, reorganization, assignment for the benefit of creditors or marshaling of assets of the Company or in a bankruptcy, reorganization, insolvency, receivership or other similar proceeding relating to the Company or its property, whether voluntary or involuntary, all Obligations due or to become due upon all Senior Indebtedness shall first be paid in full in cash or Cash Equivalents, or such payment duly provided for to the satisfaction of the holders of Senior Indebtedness, before any payment or distribution of any kind or character is made on account of any Obligations on the Notes, or for the acquisition of any of the Notes for cash or property or otherwise. Upon any such dissolution, winding-up, liquidation, reorganization, receivership or similar proceeding, any payment or distribution of assets of the Company of any kind or character, whether in cash, property or securities, to which the Holders of the Notes or the Trustee under this Indenture would be entitled, except for the provisions hereof, shall be paid by the Company or by any receiver, trustee in bankruptcy, liquidating trustee, agent or other Person making such payment or distribution, or by the Holders or by the Trustee under this Indenture if received by them, directly to the holders of Senior Indebtedness (pro rata to such holders on the basis of the respective amounts of Senior Indebtedness held by such holders) or their respective Representatives, or to the trustee or trustees under any indenture pursuant to which any of such Senior Indebtedness may have been issued, as their respective interests may appear, for application to the payment of Senior Indebtedness remaining unpaid until all such Senior Indebtedness has been paid in full in cash or Cash Equivalents after giving effect to any concurrent payment, distribution or provision therefor to or for the holders of Senior Indebtedness.

                  (b) To the extent any payment of Senior Indebtedness (whether by or on behalf of the Company, as proceeds of security or enforcement of any right of setoff or otherwise) is declared to be fraudulent or preferential, set aside or required to be paid to any receiver, trustee in bankruptcy, liquidating trustee, agent or other similar Person under any bankruptcy, insolvency, receivership, fraudulent conveyance or similar law, then, if such payment is recovered by, or paid over to, such receiver, trustee in bankruptcy, liquidating trustee, agent or other similar Person, the Senior Indebtedness or part thereof originally intended to be satisfied shall be deemed to be reinstated and outstanding as if such payment has not occurred.

                  (c) In the event that, notwithstanding the foregoing, any payment or distribution of assets of the Company of any kind or character, whether in cash, property or securities, shall be received by the Trustee or any Holder when such payment or distribution is prohibited by Section 10.03(a), such payment or distribution shall be held in trust for the benefit of, and shall be paid over or delivered to, the holders of Senior Indebtedness (pro rata to such holders on the basis of the respective amount of Senior Indebtedness held by such holders) or their respective Representatives, or to the trustee or trustees under any indenture pursuant to which any of such Senior Indebtedness may have been issued, as their respective interests may appear, for application to the payment of Senior Indebtedness remaining unpaid until all such Senior Indebtedness has been paid in full in cash or Cash Equivalents, after giving effect to any concurrent payment, distribution or provision therefor to or for the holders of such Senior Indebtedness.

                  (d) The consolidation of the Company with, or the merger of the Company with or into, another corporation or the liquidation or dissolution of the Company following the conveyance or transfer of all or substantially all of its assets, to another corporation upon the terms and conditions provided in Article Five hereof and as long as permitted under the terms of the Senior Indebtedness shall not be deemed a dissolution, winding-up, liquidation or reorganization for the purposes of this Section 10.03 if such other corporation shall, as a part of such consolidation, merger, conveyance or transfer, assume the Company's obligations hereunder in accordance with Article Five hereof.

                  SECTION 10.04. Holders To Be Subrogated to Rights of Holders
                             of Senior Indebtedness.

                  Subject to the payment in full in cash or Cash Equivalents of all Senior Indebtedness, the Holders of the Notes shall be subrogated to the rights of the holders of Senior Indebtedness to receive payments or distributions of cash, property or securities of the Company applicable to the Senior Indebtedness until the Notes shall be paid in full; and, for the purposes of such subrogation, no such payments or distributions to the holders of the Senior Indebtedness by or on behalf of the Company or by or on behalf of the Holders by virtue of this Article Ten which otherwise would have been made to the Holders shall, as between the Company and the Holders of the Notes, be deemed to be a payment by the Company to or on account of the Senior Indebtedness, it being understood that the provisions of this Article Ten are and are intended solely for the purpose of defining the relative rights of the Holders of the Notes, on the one hand, and the holders of the Senior Indebtedness, on the other hand.

                  SECTION 10.05. Obligations of the Company Unconditional.

                  Nothing contained in this Article Ten or elsewhere in this Indenture or in the Notes is intended to or shall impair, as between the Company and the Holders, the obligation of the Company, which is absolute and unconditional, to pay to the Holders the principal of and interest on the Notes as and when the same shall become due and payable in accordance with their terms, or is intended to or shall affect the relative rights of the Holders and creditors of the Company other than the holders of the Senior Indebtedness, nor shall anything herein or therein prevent the Trustee or any Holder from exercising all remedies otherwise permitted by applicable law upon default under this Indenture, subject to the rights, if any, under this Article Ten of the holders of Senior Indebtedness in respect of cash, property or securities of the Company received upon the exercise of any such remedy. Upon any payment or distribution of assets or securities of the Company referred to in this Article Ten, the Trustee, subject to the provisions of Sections 7.01 and 7.02, and the Holders shall be entitled to rely upon any order or decree made by any court of competent jurisdiction in which any liquidation, dissolution, winding-up or reorganization proceedings are pending, or a certificate of the receiver, trustee in bankruptcy, liquidating trustee or agent or other Person making any payment or distribution to the Trustee or to the Holders for the purpose of ascertaining the Persons entitled to participate in such payment or distribution, the holders of Senior Indebtedness and other Indebtedness of the Company, the amount thereof or payable thereon, the amount or amounts paid or distributed thereon and all other facts pertinent thereto or to this Article Ten. Nothing in this Article Ten shall apply to the claims of, or payments to, the Trustee under or pursuant to Section 7.07. The Trustee shall be entitled to rely on the delivery to it of a written notice by a Person representing himself or itself to be a holder of any Senior Indebtedness (or a trustee on behalf of, or other representative of, such holder) to establish that such notice has been given by a holder of such Senior Indebtedness or a trustee or representative on behalf of any such holder.

                  In the event that the Trustee determines in good faith that any evidence is required with respect to the right of any Person as a holder of Senior Indebtedness to participate in any payment or distribution pursuant to this Article Ten, the Trustee may request such Person to furnish evidence to the reasonable satisfaction of the Trustee as to the amount of Senior Indebtedness held by such Person, the extent to which such person is entitled to participate in such payment or distribution and any other facts pertinent to the rights of such Person under this Article Ten, and if such evidence is not furnished, the Trustee may defer any payment to such Person pending judicial determination as to the right of such Person to receive such payment.

                  SECTION 10.06. Trustee Entitled to Assume Payments Not
                        Prohibited in Absence of Notice.

                  The Company shall give prompt written notice to the Trustee of any fact known to the Company which would prohibit the making of any payment to or by the Trustee in respect of the Notes pursuant to the provisions of this Article Ten. Regardless of anything to the contrary contained in this Article Ten or elsewhere in this Indenture, the Trustee shall not be charged with knowledge of the existence of any default or event of default with respect to any Senior Indebtedness or of any other facts which would prohibit the making of any payment to or by the Trustee unless and until the Trustee shall have received notice in writing from the Company, or from a holder of Senior Indebtedness or a Representative therefor, together with proof satisfactory to the Trustee of such holding of Senior Indebtedness or of the authority of such Representative, and, prior to the receipt of any such written notice, the Trustee shall be entitled to assume that no such facts exist.

                  SECTION 10.07. Application by Trustee of Assets Deposited with
                                       It.

                  U.S. Legal Tender or U.S. Government Obligations deposited in trust with the Trustee pursuant to and in accordance with Sections 8.01 and 8.02 shall be for the sole benefit of the Holders of the Notes and, to the extent allocated for the payment of Notes, shall not be subject to the subordination provisions of this Article Ten. Otherwise, any deposit of assets or securities by or on behalf of the Company with the Trustee or any Paying Agent (whether or not in trust) for the payment of principal of or interest on any Notes shall be subject to the provisions of this Article Ten; provided, however, that if prior to the second Business Day preceding the date on which by the terms of this Indenture any such assets may become distributable for any purpose (including, without limitation, the payment of either principal of or interest on any Note) the Trustee or such Paying Agent shall not have received with respect to such assets the notice provided for in Section 10.06, then the Trustee or such Paying Agent shall have full power and authority to receive such assets and to apply the same to the purpose for which they were received, and shall not be affected by any notice to the contrary received by it on or after such date. The foregoing shall not apply to the Paying Agent if the Company or any Subsidiary or Affiliate of the Company is acting as Paying Agent. Nothing contained in this
Section 10.07 shall limit the right of the holders of Senior Indebtedness to recover payments as contemplated by this Article Ten.

                  SECTION 10.08. No Waiver of Subordination Provisions.

                  (a) No right of any present or future holder of any Senior Indebtedness to enforce subordination as herein provided shall at any time in any way be prejudiced or impaired by any act or failure to act on the part of the Company or by any act or failure to act by any such holder, or by any non-compliance by the Company with the terms, provisions and covenants of this Indenture, regardless of any knowledge thereof any such holder may have or be otherwise charged with.

                  (b) Without  limiting the generality of subsection (a) of this
Section 10.08, the holders of Senior Indebtedness may, at any time and from time to time, without the consent of or notice to the Trustee or the Holders of the Notes, without incurring responsibility to the Holders of the Notes and without impairing or releasing the subordination provided in this Article Ten or the obligations hereunder of the Holders of the Notes to the holders of Senior Indebtedness, do any one or more of the following: (1) change the manner, place, terms or time of payment of, or renew or alter, Senior Indebtedness or any instrument evidencing the same or any agreement under which Senior Indebtedness is outstanding; (2) sell, exchange, release or otherwise deal with any property pledged, mortgaged or otherwise securing Senior Indebtedness; (3) release any Person liable in any manner for the collection or payment of Senior Indebtedness; and (4) exercise or refrain from exercising any rights against the Company and any other Person.

                  SECTION 10.09. Holders Authorize Trustee To Effectuate
                             Subordination of Notes.

                  Each Holder of the Notes by such Holder's acceptance thereof authorizes and expressly directs the Trustee on such Holder's behalf to take such action as may be necessary or appropriate to effect the subordination provisions contained in this Article Ten, and appoints the Trustee such Holder's attorney-in-fact for such purpose, including, in the event of any liquidation, dissolution, winding-up, reorganization, assignment for the benefit of creditors or marshaling of assets of the Company tending towards liquidation or reorganization of the business and assets of the Company, the immediate filing of a claim for the unpaid balance of such Holder's Notes in the form required in said proceedings and cause said claim to be approved. If the Trustee does not file a proper claim or proof of debt in the form required in such proceeding prior to 30 days before the expiration of the time to file such claim or claims, then any of the holders of the Senior Indebtedness or their Representative is hereby authorized to file an appropriate claim for and on behalf of the Holders of said Notes. Nothing herein contained shall be deemed to authorize the Trustee or the holders of Senior Indebtedness or their Representative to authorize or consent to or accept or adopt on behalf of any Holder any plan of reorganization, arrangement, adjustment or composition affecting the Notes or the rights of any Holder thereof, or to authorize the Trustee or the holders of Senior Indebtedness or their Representative to vote in respect of the claim of any Holder in any such proceeding.

                  SECTION 10.10. Right of Trustee to Hold Senior Indebtedness.

                  The Trustee and any agent of the Company or the Trustee shall be entitled to all the rights set forth in this Article Ten with respect to any Senior Indebtedness which may at any time be held by it in its individual or any other capacity to the same extent as any other holder of Senior Indebtedness and nothing in this Indenture shall deprive the Trustee or any such agent of any of its rights as such holder.

                  With respect to the holders of Senior Indebtedness, the Trustee undertakes to perform or to observe only such of its covenants and obligations as are specifically set forth in this Article Ten, and no implied covenants or obligations with respect to the holders of Senior Debt shall be read into this Indenture against the Trustee. The Trustee shall not be deemed to owe any fiduciary duty to the holders of Senior Indebtedness.

                  Whenever a distribution is to be made or a notice given to holders or owners of Senior Indebtedness, the distribution may be made and the notice may be given to their representative, if any.

                  SECTION 10.11. This Article Ten Not To Prevent Events of
                                    Default.

                  The failure to make a payment on account of principal of or interest on the Notes by reason of any provision of this Article Ten will not be construed as preventing the occurrence of an Event of Default.

                  Nothing contained in this Article Ten shall limit the right of the Trustee or the Holders of Notes to take any action to accelerate the maturity of the Notes pursuant to Article Six or to pursue any rights or remedies hereunder or under applica-ble law, subject to the rights, if any, under this Article Ten of the holders, from time to time, of Senior Indebtedness.

                  SECTION 10.12. No Fiduciary Duty of Trustee to Holders of
                              Senior Indebtedness.

                  The Trustee shall not be deemed to owe any fiduciary duty to the holders of Senior Indebtedness, and it undertakes to perform or observe such of its covenants and obligations as are specifically set forth in this Article Ten, and no implied covenants or obligations with respect to the Senior Indebtedness shall be read into this Indenture against the Trustee. The Trustee shall not be liable to any such holders (other than for its willful misconduct or gross negligence) if it shall pay over or deliver to the Holders of Notes or the Company or any other Person money or assets in compliance with the terms of this Indenture. Nothing in this Section 10.12 shall affect the obligation of any Person other than the Trustee and the Holders to hold such payment for the benefit of, and to pay such payment over to, the holders of Senior Indebtedness or their Representative.


                                 ARTICLE ELEVEN

                                  MISCELLANEOUS


                  SECTION 11.01. TIA Controls.

                  If any provision of this Indenture limits, qualifies, or conflicts with another provision which is required to be included in this Indenture by the TIA, the required provision shall control; provided, however, that this Section 11.01 shall not of itself require that this Indenture or the Trustee be qualified under the TIA or constitute any admission or acknowledgment by any party hereto that any such qualification is required prior to the time this Indenture and the Trustee are required by the TIA to be so qualified.

                  SECTION 11.02. Notices.

                  Any notices or other communications required or permitted hereunder shall be in writing, and shall be sufficiently given if made by hand delivery, by telecopier or overnight courier guaranteeing next-day delivery or registered or certified mail, postage prepaid, return receipt requested, addressed as follows:

                  if to the Company or any Subsidiary Guarantor:

                           ACQUISITION CORP.
                           c/o Weiss, Peck & Greer, L.L.C.
                           One New York Plaza
                           New York, New York  10004
                           Telecopier Number:  (212) 908-0112
                           Attn:  President

                  if to the Trustee:

                           STATE STREET BANK AND TRUST COMPANY
                           Goodwin Square
                           225 Asylum Street, 23rd Floor
                           Hartford, Connecticut  06103
                           Telecopier Number:  (860) 244-1897
                           Attention:  Corporate Trust Administration

                  Each of the Company and the Trustee by written notice to the other may designate additional or different addresses for notices to such Person. Any notice or communication to the Company or the Trustee shall be deemed to have been given or made as of the date so delivered if hand delivered; when receipt is acknowledged, if faxed; and five (5) calendar days after mailing if sent by registered or certified mail, postage prepaid (except that a notice of change of address shall not be deemed to have been given until actually received by the addressee).

                  Any notice or communication mailed to a Holder shall be mailed by first class mail, certified or registered return receipt requested, or by overnight courier guaranteeing next-day delivery to its address as it appears on the registration books of the Registrar. Any notice or communication shall be mailed to any Person as described in TIA ss. 313(c), to the extent required by the TIA.

                  Failure to mail a notice or communication to a Holder or any defect in it shall not affect its sufficiency with respect to other Holders. If a notice or communication is mailed in the manner provided above, it is duly given, whether or not the addressee receives it.

                  SECTION 11.03. Communications by Holders with Other Holders.

                  Holders may communicate pursuant to TIA ss. 312(b) with other Holders with respect to their rights under this Indenture or the Notes. The Company, the Trustee, the Registrar and any other Person shall have the protection of TIA ss. 312(c).

                  SECTION 11.04. Certificate and Opinion as to Conditions
                                   Precedent.

                  Upon any request or application by the Company to the Trustee to take any action under this Indenture, the Company shall furnish to the
Trustee:

                  (1)  an   Officers'   Certificate,   in  form  and   substance
         satisfactory to the Trustee, stating that, in the opinion of the signers, all conditions precedent to be performed by the Company, if any, provided for in this Indenture relating to the proposed action have been complied with; and

                  (2) an Opinion of Counsel stating that, in the opinion of such counsel, all such conditions precedent to be performed by the Company, if any, provided for in this Indenture relating to the proposed action have been complied with (which counsel, as to factual matters, may rely on an Officers' Certificate).

                  SECTION 11.05. Statements Required in Certificate or Opinion.

                  Each certificate or opinion with respect to compliance with a condition or covenant provided for in this Indenture, other than the Officers' Certificate required by Section 4.06, shall include:

                  (1) a statement that the Person making such certificate or opinion has read such covenant or condition;

                  (2) a brief statement as to the nature and scope of the examination or investigation upon which the statements or opinions contained in such certificate or opinion are based;

                  (3) a statement that, in the opinion of such Person, he has made such examination or investigation as is reasonably necessary to enable him to express an informed opinion as to whether or not such covenant or condition has been complied with; and

                  (4) a statement as to whether or not, in the opinion of each such Person, such condition or covenant has been complied with.

                  SECTION 11.06. Rules by Trustee, Paying Agent, Registrar.

                  The Trustee may make reasonable rules in accordance with the Trustee's customary practices for action by or at a meeting of Holders. The Paying Agent or Registrar may make reasonable rules for its functions.

                  SECTION 11.07. Legal Holidays.

                  A "Legal Holiday" used with respect to a particular place of payment is a Saturday, a Sunday or a day on which banking institutions in New York, New York or at such place of payment are not required to be open. If a payment date is a Legal Holiday at such place, payment may be made at such place on the next succeeding day that is not a Legal Holiday, and no interest shall accrue for the intervening period.

                  SECTION 11.08. Governing Law.

                  THIS INDENTURE AND THE NOTES SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK, AS APPLIED TO CONTRACTS MADE AND PERFORMED WITHIN THE STATE OF NEW YORK, WITHOUT REGARD TO PRINCIPLES OF CONFLICT OF LAWS. Each of the parties hereto agrees to submit to the jurisdiction of the courts of the State of New York in any action or proceeding arising out of or relating to this Indenture.

                  SECTION 11.09. No Adverse Interpretation of Other Agreements.

                  This Indenture may not be used to interpret another indenture, loan or debt agreement of the Company or any of its Subsidiaries. Any such indenture, loan or debt agreement may not be used to interpret this Indenture.

                  SECTION 11.10. No Personal Liability.

                  No director, officer, employee or stockholder, as such, of the Company or any Subsidiary Guarantor, as such, shall have any liability for any obligations of the Company or any Subsidiary Guarantor under the Notes, this Indenture, the Guarantees or the Registration Rights Agreement or for any claim based on, in respect of, or by reason of, such obligations or their creation. Each Holder of Notes by accepting a Note waives and releases all such liability. The waiver and release are part of the consideration for the issuance of the Notes.

                  SECTION 11.11. Successors.

                  All agreements of the Company and any Subsidiary Guarantors in this Indenture and the Notes shall bind their successors. All agreements of the Trustee in this Indenture shall bind its successors.

                  SECTION 11.12. Duplicate Originals.

                  All parties may sign any number of copies of this Indenture. Each signed copy shall be an original, but all of them together shall represent the same agreement.

                  SECTION 11.13. Severability.

                  In case any one or more of the provisions in this Indenture or in the Notes shall be held invalid, illegal or unenforceable, in any respect for any reason, the validity, legality and enforceability of any such provision in every other respect and of the remaining provisions shall not in any way be affected or impaired thereby, it being intended that all of the provisions hereof shall be enforceable to the full extent permitted by law.


                                 ARTICLE TWELVE

                               GUARANTEE OF NOTES


                     SECTION 12.01. Unconditional Guarantee.

                  Subject to the provisions of this Article Twelve, each Subsidiary Guarantor, if any, hereby, jointly and severally, unconditionally and irrevocably guarantees, on a senior subordinated basis (such guarantee to be referred to herein as a "Guarantee") to each Holder of a Note authenticated and delivered by the Trustee and to the Trustee and its successors and assigns, the Notes or the obligations of the Company hereunder or thereunder, that: (a) the principal of, premium, if any, and interest on the Notes (and any Additional Interest payable thereon) shall be duly and punctually paid in full when due, whether at maturity, upon redemption at the option of Holders pursuant to the provisions of the Notes relating thereto, by acceleration or otherwise, and interest on the overdue principal and (to the extent permitted by law) interest, if any, on the Notes and all other obligations of the Company or the Subsidiary Guarantors to the Holders or the Trustee hereunder or thereunder (including amounts due the Trustee under Section 7.07) and all other obligations shall be promptly paid in full or performed, all in accordance with the terms hereof and thereof; and (b) in case of any extension of time of payment or renewal of any Notes or any of such other obligations, the same shall be promptly paid in full when due or performed in accordance with the terms of the extension or renewal, whether at maturity, by acceleration or otherwise. Failing payment when due of any amount so guaranteed, or failing performance of any other obligation of the Company to the Holders under this Indenture or under the Notes, for whatever reason, each Subsidiary Guarantor shall be obligated to pay, or to perform or cause the performance of, the same immediately. An Event of Default under this Indenture or the Notes shall constitute an event of default under this Guarantee, and shall entitle the Holders of Notes to accelerate the obligations of the Subsidiary Guarantors hereunder in the same manner and to the same extent as the obligations of the Company.

                  Each of the Subsidiary Guarantors hereby agrees that its obligations hereunder shall be unconditional, irrespective of the validity, regularity or enforceability of the Notes or this Indenture, the absence of any action to enforce the same, any waiver or consent by any Holder of the Notes with respect to any provisions hereof or thereof, any release of any other Subsidiary Guarantor, the recovery of any judgment against the Company, any action to enforce the same, whether or not a Guarantee is affixed to any particular Note, or any other circumstance which might otherwise constitute a legal or equitable discharge or defense of a guarantor. Each of the Subsidiary Guarantors hereby waives the benefit of diligence, presentment, demand of payment, filing of claims with a court in the event of insolvency or bankruptcy of the Company, any right to require a proceeding first against the Company, protest, notice and all demands whatsoever and covenants that its Guarantee shall not be discharged except by complete performance of the obligations contained in the Notes, this Indenture and this Guarantee. This Guarantee is a guarantee of payment and not of collection. If any Holder or the Trustee is required by any court or otherwise to return to the Company or to any Subsidiary Guarantor, or any custodian, trustee, liquidator or other similar official acting in relation to the Company or such Subsidiary Guarantor, any amount paid by the Company or such Subsidiary Guarantor to the Trustee or such Holder, this Guarantee, to the extent theretofore discharged, shall be reinstated in full force and effect. Each Subsidiary Guarantor further agrees that, as between it, on the one hand, and the Holders of Notes and the Trustee, on the other hand,
(a) subject to this

Article Twelve, the maturity of the obligations guaranteed hereby may be accelerated as provided in Article Six hereof for the purposes of this Guarantee, notwithstanding any stay, injunction or other prohibition preventing such acceleration in respect of the obligations guaranteed hereby, and (b) in the event of any acceleration of such obligations as provided in Article Six hereof, such obligations (whether or not due and payable) shall forthwith become due and payable by the Subsidiary Guarantors for the purpose of this Guarantee.

                  No stockholder, officer, director, employee or incorporator, past, present or future, of any Subsidiary Guarantor, as such, shall have any personal liability under this Guarantee by reason of his, her or its status as such stockholder, officer, director, employee or incorporator.

                  Each Subsidiary Guarantor that makes a payment or distribution under its Guarantee shall be entitled to a contribution from each other
Subsidiary Guarantor in an amount pro rata, based on the net assets of each Subsidiary Guarantor, determined in accordance with GAAP.

                  SECTION 12.02. Limitations on Guarantees.

                  The obligations of each Subsidiary Guarantor under its Guarantee will be limited to the maximum amount which, after giving effect to all other contingent and fixed liabilities of such Subsidiary Guarantor and after giving effect to any collections from or payments made by or on behalf of any other Subsidiary Guarantor in respect of the obligations of such other Subsidiary Guarantor under its Guarantee or pursuant to its contribution obligations under this Indenture, will result in the obligations of such Subsidiary Guarantor under its Guarantee not constituting a fraudulent conveyance or fraudulent transfer under federal or state law.

                  At and after consummation of the Merger, the Subsidiary Guarantors shall include (i) each of the Company's Subsidiaries as of the Issue Date other than its Foreign Subsidiaries, (ii) each of the Company's Subsidiaries that in the future executes a supplemental indenture in which such Subsidiary agrees to be bound by the terms hereof as a Subsidiary Guarantor; and
(iii) any Subsidiary, whether formed or acquired after the Issue Date, that guarantees any Indebtedness outstanding under the Credit Agreement; provided, however, that any Subsidiary acquired after the Issue Date which is prohibited from entering into a Guarantee pursuant to restrictions contained in any debt instrument in existence at the time such Subsidiary was so ac-quired and not entered into in anticipation or contemplation of such acquisition shall not be required to become a Subsidiary Guarantor so long as any such restriction is in existence and to the extent of any such restriction; provided, further, that if any Subsidiary Guarantor is released from its guarantee of the outstanding Indebtedness of the Company under the Credit Agreement, such Guarantor shall be automatically released from its obligations as Subsidiary Guarantor and, from and after such date, such Subsidiary Guarantor shall cease to constitute a Subsidiary Guarantor.

                  SECTION 12.03. Execution and Delivery of Guarantee.

                  To further evidence the Guarantee set forth in Section 12.01, each Subsidiary Guarantor hereby agrees that a notation of such Guarantee, substantially in the form of Exhibit F hereto, shall be endorsed on each Note authenticated and delivered by the Trustee. Such Guarantee shall be executed on behalf of each Subsidiary Guarantor by either manual or facsimile signature of two Officers of each Subsidiary Guarantor, each of whom, in each case, shall have been duly authorized to so execute by all requisite corporate action. The validity and enforceability of any Guarantee shall not be affected by the fact that it is not affixed to any particular Note.

                  Each of the Subsidiary Guarantors hereby agrees that its Guarantee set forth in Section 12.01 shall remain in full force and effect notwithstanding any failure to endorse on each Note a notation of such Guarantee.

                  If an Officer of a Subsidiary Guarantor whose signature is on this Indenture or a Guarantee no longer holds that office at the time the Trustee authenticates the Note on which such Guarantee is endorsed or at any time thereafter, such Subsidiary Guarantor's Guarantee of such Note shall be valid nevertheless.

                  The   delivery  of  any  Note  by  the   Trustee,   after  the
authentication thereof hereunder, shall constitute due delivery of any Guarantee set forth in this Indenture on behalf of each Subsidiary Guarantor.

                  SECTION 12.04. Release of a Subsidiary Guarantor.

                  (a) If no Default exists or would exist under this Indenture, upon the sale or disposition of all of the Capital Stock of a Subsidiary Guarantor by the Company or a Subsidiary of the Company or upon the sale of all or substantially all of the assets of such Subsidiary Guarantor in a transaction constituting an Asset Sale the Net Cash Proceeds of which are applied in accordance with Section 4.16, or upon the consolidation or merger of a Subsidiary Guarantor with or into any Person in compliance with Article Five (in each case, other than to the Company or an Affiliate of the Company or a Subsidiary), or if any Subsidiary Guarantor is dissolved or liquidated in accordance with this Indenture, such Subsidiary Guarantor and each Subsidiary of such Subsidiary Guarantor that is also a Subsidiary Guarantor shall be deemed released from all obligations under this Article Twelve without any further action required on the part of the Trustee or any Holder; provided, however, that each such Subsidiary Guarantor is sold or disposed of in accordance with this Indenture. Any Subsidiary Guarantor not so released or the entity surviving such Subsidiary Guarantor, as applicable, shall remain or be liable under its Guarantee as provided in this Article Twelve.

                  (b) The Trustee shall deliver an appropriate instrument evidencing the release of a Subsidiary Guarantor upon receipt of a request by the Company or such Subsidiary Guarantor accompanied by an Officers' Certificate and an Opinion of Counsel certifying as to the compliance with this Section 12.04, provided the legal counsel delivering such Opinion of Counsel may rely as to matters of fact on one or more Officers' Certificates.

                  The Trustee shall execute any documents reasonably requested by the Company or a Subsidiary Guarantor in order to evidence the release of such Subsidiary Guarantor from its obligations under its Guarantee endorsed on the Notes and under this Article Twelve.

                  Except as set forth in Articles Four and Five and this Section 12.04, nothing contained in this Indenture or in any of the Notes shall prevent any consolidation or merger of a Subsidiary Guarantor with or into the Company or another Subsidiary Guarantor or shall prevent any sale or conveyance of the property of a Subsidiary Guarantor as an entirety or substantially as an entirety to the Company or another Subsidiary Guarantor.

                  SECTION 12.05. Waiver of Subrogation.

                  Until this Indenture is discharged and all of the Notes are discharged and paid in full, each Subsidiary Guarantor hereby irrevocably waives and agrees not to exercise any claim or other rights which it may now or hereafter acquire against the Company that arise from the existence, payment, performance or enforcement of the Company's obligations under the Notes or this Indenture and such Subsidiary Guarantor's obligations under this Guarantee and this Indenture, in any such instance including, without limitation, any right of subrogation, reimbursement, exoneration, contribution, indemnification, and any right to participate in any claim or remedy of the Holders against the Company, whether or not such claim, remedy or right arises in equity, or under contract, statute or common law, including, without limitation, the right to take or receive from the Company, directly or indirectly, in cash or other property or by set-off or in any other manner, payment or security on account of such claim or other rights. If any amount shall be paid to any Subsidiary Guarantor in violation of the preceding sentence and any amounts owing to the Trustee or the Holders of Notes under the Notes, this Indenture, or any other document or instrument delivered under or in connection with such agreements or instruments, shall not have been paid in full, such amount shall have been deemed to have been paid to such Subsidiary Guarantor for the benefit of, and held in trust for the benefit of, the Trustee or the Holders and shall forthwith be paid to the Trustee for the benefit of itself or such Holders to be credited and applied to the obligations in favor of the Trustee or the Holders, as the case may be, whether matured or unmatured, in accordance with the terms of this Indenture. Each Subsidiary Guarantor acknowledges that it will receive direct and indirect benefits from the financing arrangements contemplated by this Indenture and that the waiver set forth in this Section 12.05 is knowingly made in contemplation of such benefits.

                  SECTION 12.06. No Set-Off.

                  Each payment to be made by a Subsidiary Guarantor hereunder in respect of the Obligations shall be payable in the currency or currencies in which such Obligations are denominated, and shall be made without set-off, counterclaim, reduction or diminution of any kind or nature.

                  SECTION 12.07. Obligations Absolute.

                  The obligations of each Subsidiary Guarantor hereunder are and shall be absolute and unconditional and any monies or amounts expressed to be owing or payable by each Subsidiary Guarantor hereunder which may not be recoverable from such Subsidiary Guarantor on the basis of a Guarantee shall be recoverable from such Subsidiary Guarantor as a primary obligor and principal debtor in respect thereof.

                  SECTION 12.08. Obligations Continuing.

                  The obligations of each Subsidiary Guarantor hereunder shall be continuing and shall remain in full force and effect until all the obligations have been paid and satisfied in full. Each Subsidiary Guarantor agrees with the Trustee that it will from time to time deliver to the Trustee suitable acknowledgments of this continued liability hereunder and under any other instrument or instruments in such form as counsel to the Trustee may advise and as will prevent any action brought against it in respect of any default hereunder being barred by any statute of limitations now or hereafter in force and, in the event of the failure of a Subsidiary Guarantor so to do, it hereby irrevocably appoints the Trustee the attorney and agent of such Subsidiary Guarantor to make, execute and deliver such written acknowledgment or acknowledgments or other instruments as may from time to time become necessary or advisable, in the judgment of the Trustee on the advice of counsel, to fully maintain and keep in force the liability of such Subsidiary Guarantor hereunder.

                     SECTION 12.09. Obligations Not Reduced.

                  The obligations of each Subsidiary Guarantor hereunder shall not be satisfied, reduced or discharged solely by the payment of such principal, premium, if any, interest, fees and other monies or amounts as may at any time prior to discharge of this Indenture pursuant to Article 8 be or become owing or payable under or by virtue of or otherwise in connection with the Notes or this Indenture.

                  SECTION 12.10. Obligations Reinstated.

                  The obligations of each Subsidiary Guarantor hereunder shall continue to be effective or shall be reinstated, as the case may be, if at any time any payment which would otherwise have reduced the obligations of any Subsidiary Guarantor hereunder (whether such payment shall have been made by or on behalf of the Company or by or on behalf of a Subsidiary Guarantor) is rescinded or reclaimed from any of the Holders upon the insolvency, bankruptcy, liquidation or reorganization of the Company or any Subsidiary Guarantor or otherwise, all as though such payment had not been made. If demand for, or acceleration of the time for, payment by the Company is stayed upon the insolvency, bankruptcy, liquidation or reorganization of the Company, all such Indebtedness otherwise subject to demand for payment or acceleration shall nonetheless be payable by each Subsidiary Guarantor as provided herein.

                  SECTION 12.11. Obligations Not Affected.

                  The obligations of each Subsidiary Guarantor hereunder shall not be affected, impaired or diminished in any way by any act, omission, matter or thing whatsoever, occurring before, upon or after any demand for payment hereunder (and whether or not known or consented to by any Subsidiary Guarantor or any of the Holders) which, but for this provision, might constitute a whole or partial defense to a claim against any Subsidiary Guarantor hereunder or might operate to release or otherwise exonerate any Subsidiary Guarantor from any of its obligations hereunder or otherwise affect such obligations, whether occasioned by default of any of the Holders or otherwise, including, without limitation:

                  (a) any limitation of status or power, disability, incapacity or other circumstance relating to the Company or any other person, including any insolvency, bankruptcy, liquidation, reorganization, readjustment, composition, dissolution, winding up or other proceeding involving or affecting the Company or any other person;

                  (b) any irregularity, defect, unenforceability or invalidity in respect of any indebtedness or other obligation of the Company or any other person under this Indenture, the Notes or any other document or instrument;

                  (c) any failure of the Company, whether or not without fault on its part, to perform or comply with any of the provisions of this Indenture or the Notes, or to give notice thereof to a Subsidiary Guarantor;

                  (d) the taking or enforcing or exercising or the refusal or neglect to take or enforce or exercise any right or remedy from or against the Company or any other Person or their respective assets or the release or discharge of any such right or remedy;

                  (e) the granting of time, renewals, extensions, compromises, concessions, waivers, releases, discharges and other indulgences to the Company or any other Person;

                  (f) any change in the time, manner or place of payment of, or in any other term of, any of the Notes, or any other amendment, variation, supplement, replacement or waiver of, or any consent to departure from, any of the Notes or this Indenture, including, without limitation, any increase or decrease in the principal amount of or premium, if any, or interest on any of the Notes;

                  (g) any change in the ownership, control, name, objects, businesses, assets, capital structure or constitution of the Company or a Subsidiary Guarantor;

                  (h) any merger or amalgamation of the Company or a Subsidiary Guarantor with any Person or Persons;

                  (i) the occurrence of any change in the laws, rules, regulations or ordinances of any jurisdiction by any present or future action of any governmental authority or court amending, varying, reducing or otherwise affecting, or purporting to amend, vary, reduce or otherwise affect, any of the Obligations or the obligations of a Subsidiary Guarantor under its Guarantee; and

                  (j) any other circumstance, including release of the Subsidiary Guarantor pursuant to Section 12.04 (other than by complete, irrevocable payment) that might otherwise constitute a legal or equitable discharge or defense of the Company under this Indenture or the Notes or of a Subsidiary Guarantor in respect of its Guarantee hereunder.

                  SECTION 12.12. Waiver.

                  Without in any way limiting the provisions of Section 12.01 hereof, each Subsidiary Guarantor hereby waives notice of acceptance hereof, notice of any liability of any Subsidiary Guarantor hereunder, notice or proof of reliance by the Holders upon the obligations of any Subsidiary Guarantor hereunder, and diligence, presentment, demand for payment on the Company, protest, notice of dishonor or non-payment of any of the Obligations, or other notice or formalities to the Company or any Subsidiary Guarantor of any kind whatsoever.

                  SECTION 12.13. No Obligation To Take Action Against the
                                    Company.

                  Neither the Trustee nor any other Person shall have any obligation to enforce or exhaust any rights or remedies or to take any other steps under any security for the Obligations or against the Company or any other Person or any Property of the Company or any other Person before the Trustee is entitled to demand payment and performance by any or all Subsidiary Guarantors of their liabilities and obligations under their Guarantees or under this Indenture.

                  SECTION 12.14. Dealing with the Company and Others.

                  The Holders, without releasing, discharging, limiting or otherwise affecting in whole or in part the obligations and liabilities of any Subsidiary Guarantor hereunder and without the consent of or notice to any Subsidiary Guarantor, may

                  (a)   grant   time,   renewals,    extensions,    compromises,
         concessions, waivers, releases, discharges and other indulgences to the Company or any other Person;

                  (b) take or abstain from taking security or collateral from the Company or from perfecting security or collateral of the Company;

                  (c) release, discharge, compromise, realize, enforce or otherwise deal with or do any act or thing in respect of (with or without consideration) any and all collateral, mortgages or other security given by the Company or any third party with respect to the obligations or matters contemplated by this Indenture or the Notes;

                  (d) accept compromises or arrangements from the Company;

                  (e) apply all monies at any time received from the Company or from any security upon such part of the Obligations as the Holders may see fit or change any such application in whole or in part from time to time as the Holders may see fit; and

                  (f) otherwise deal with, or waive or modify their right to deal with, the Company and all other Persons and any security as the Holders or the Trustee may see fit.

                     SECTION 12.15. Default and Enforcement.

                  If any Subsidiary  Guarantor  fails to pay in accordance  with
Section 12.01 hereof, the Trustee may proceed in its name as trustee hereunder in the enforcement of the Guarantee of any such Subsidiary Guarantor and such Subsidiary Guarantor's obligations thereunder and hereunder by any remedy provided by law, whether by legal proceedings or otherwise, and to recover from such Subsidiary Guarantor the obligations.

                  SECTION 12.16. Amendment, Etc.

                  No amendment, modification or waiver of any provision of this Indenture relating to any Subsidiary Guarantor or consent to any departure by any Subsidiary Guarantor or any other Person from any such provision will in any event be effective unless it is signed by such Subsidiary Guarantor and the Trustee.

                  SECTION 12.17. Acknowledgment.

                  Each Subsidiary Guarantor hereby acknowledges communication of the terms of this Indenture and the Notes and consents to and approves of the same.

                  SECTION 12.18. Costs and Expenses.

                  Each Subsidiary Guarantor shall pay on demand by the Trustee any and all costs, fees and expenses (including, without limitation, legal fees on a solicitor and client basis) incurred by the Trustee, its agents, advisors and counsel or any of the Holders in enforcing any of their rights under any Guarantee.

                  SECTION 12.19. No Merger or Waiver; Cumulative Remedies.

                  No Guarantee shall operate by way of merger of any of the obligations of a Subsidiary Guarantor under any other agreement, including, without limitation, this Indenture. No failure to exercise and no delay in exercising, on the part of the Trustee or the Holders, any right, remedy, power or privilege in the Guarantee or under this Indenture or the Notes, shall operate as a waiver thereof; nor shall any single or partial exercise of any right, remedy, power or privilege in the Guarantee or under this Indenture or the Notes preclude any other or further exercise thereof or the exercise of any other right, remedy, power or privilege. The rights, remedies, powers and privileges in the Guarantee and under this Indenture, the Notes and any other document or instrument between a Subsidiary Guarantor and/or the Company and the Trustee are cumulative and not exclusive of any rights, remedies, powers and privileges provided by law.

                     SECTION 12.20. [Intentionally Omitted].

                  SECTION 12.21. Guarantee in Addition to Other Obligations.

                  The obligations of each Subsidiary Guarantor under its Guarantee and this Indenture are in addition to and not in substitution for any other obligations to the Trustee or to any of the Holders in relation to this Indenture or the Notes and any guarantees or security at any time held by or for the benefit of any of them.

                  SECTION 12.22. Severability.

                  Any provision of this Article Twelve which is prohibited or unenforceable in any jurisdiction shall not invalidate the remaining provisions and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction unless its removal would substantially defeat the basic intent, spirit and purpose of this Indenture and this Article Twelve.

                  SECTION 12.23. Successors and Assigns.

                  Each Guarantee shall be binding upon and inure to the benefit of each Subsidiary Guarantor and the Trustee and the other Holders and their respective successors and permitted assigns, except that no Subsidiary Guarantor may assign any of its obligations hereunder or thereunder.


                                ARTICLE THIRTEEN

                           SUBORDINATION OF GUARANTEE


                  SECTION 13.01. Obligations of Guarantors Subordinated to
                         Guarantor Senior Indebtedness.

                  Anything herein to the contrary notwithstanding, each of the Subsidiary Guarantors, for itself and its successors, and each Holder, by its acceptance of Guarantees, agrees that the payment of all Obligations owing to the Holders in respect of its Guarantee (collectively, as to any Subsidiary Guarantor, its "Guarantee Obligations") is subordinated, to the extent and in the manner provided in this Article Thirteen, to the prior payment in full in cash or Cash Equivalents of all Obligations on Guarantor Senior Indebtedness of such Subsidiary Guarantor, including without limitation, the Subsidiary Guarantors' obligations under the Credit Agreement.

                  This Article Thirteen shall constitute a continuing offer to all Persons who become holders of, or continue to hold, Guarantor Senior Indebtedness, and such provisions are made for the benefit of the holders of Guarantor Senior Indebtedness and such holders are made obligees hereunder and any one or more of them may enforce such provisions.

                  SECTION 13.02. Suspension of Guarantee Obligations When Guarantor Senior Indebtedness is in Default.

                  (a) If any default occurs and is continuing in the payment when due, whether at maturity, upon any redemption, by declaration or otherwise, of any principal of, interest on, unpaid drawings for letters of credit issued in respect of, or regularly accruing fees with respect to, any Designated Senior Indebtedness of a Subsidiary Guarantor or guaranteed by a Subsidiary Guarantor (which Designated Senior Indebtedness or guarantee, as the case may be, constitutes Guarantor Senior Indebtedness of such Subsidiary Guarantor), no payment of any kind or character shall be made by or on behalf of such Subsidiary Guarantor or any other Person on its or their behalf with respect to any Guarantee Obligations on the Notes or to acquire any of the Notes for cash or property or otherwise. In addition, if any other event of default occurs and is continuing with respect to any Guarantor Senior Indebtedness which is Designated Senior Indebtedness, as such event of default is defined in the instrument creating or evidencing such Guarantor Senior Indebtedness, permitting the holders of such Guarantor Senior Indebtedness then outstanding to accelerate the maturity thereof and if the Representative for the respective issue of Guarantor Senior Indebtedness gives a Default Notice, then, unless and until all events of default have been cured or waived or have ceased to exist or the Trustee receives notice from the Representative for the respective issue of Guarantor Senior Indebtedness terminating the Blockage Period, during the Blockage Period, neither any Subsidiary Guarantor nor any other Person on its behalf shall (x) make any payment of any kind or character with respect to any Guarantee Obligations on the Notes or (y) acquire any of the Notes for cash or property or otherwise. Notwithstanding anything herein to the contrary, in no event will a Blockage Period extend beyond 180 days from the date the payment on the Notes was due and only one such Blockage Period may be commenced within any 360 consecutive days. No event of default which existed or was continuing on the date of the com-
mencement of any Blockage Period with respect to the Guarantor Senior Indebtedness shall be, or be made, the basis for commencement of a second Blockage Period by the Representative of such Guarantor Senior Indebtedness whether or not within a period of 360 consecutive days, unless such event of default shall have been cured or waived for a period of not less than 90 consecutive days (it being acknowledged that any subsequent action, or any breach of any financial covenants for a period commencing after the date of commencement of such Blockage Period, that in either case, would give rise to an event of default pursuant to any provisions under which an event of default previously existed or was continuing shall constitute a new event of default for this purpose).

                  (b) In the event that, notwithstanding the foregoing, any payment shall be received by the Trustee or any Holder when such payment is prohibited by Section 13.02(a), such payment shall be held in trust for the benefit of, and shall be paid over or delivered to, the holders of Guarantor Senior Indebtedness (pro rata to such holders on the basis of the respective amount of Guarantor Senior Indebtedness held by such holders) or their respective Representatives, as their respective interests may appear. The Trustee shall be entitled to rely on information regarding amounts then due and owing on the Guarantor Senior Indebtedness, if any, received from the holders of Guarantor Senior Indebtedness (or their Representatives) or, if such information is not received from such holders or their Representatives, from the Company and only amounts included in the information provided to the Trustee shall be paid to the holders of Guarantor Senior Indebtedness.

                  Nothing contained in this Article Thirteen shall limit the right of the Trustee or the Holders of Notes to take any action to accelerate the maturity of the Notes pursuant to Section 6.02 or to pursue any rights or remedies hereunder; provided that all Guarantor Senior Indebtedness thereafter due or declared to be due shall first be paid in full in cash or Cash Equivalents before the Holders are entitled to receive any payment of any kind or character with respect to Obligations on the Notes.

                  SECTION 13.03. Guarantee Obligations Subordinated to Prior Payment of All Guarantor Senior Indebtedness on Dissolution,
           Liquidation or Reorganization of Such Subsidiary Guarantor.

                  Upon any payment or distribution of assets of any Subsidiary Guarantor of any kind or character, whether in cash, property or securities to creditors upon any total or partial liquidation, dissolution, winding up, reorganization, assignment for the benefit of creditors or marshaling of assets of such Subsidiary Guarantor, whether voluntary or involuntary, or in a bankruptcy, reorganization, insolvency, receivership or other similar proceeding relating to any Subsidiary Guarantor or its property, whether voluntary or involuntary, but excluding any liquidation or dissolution of a Subsidiary Guarantor into the Company or into another Subsidiary Guarantor:

                  (a) the holders of all Guarantor Senior Indebtedness of such Subsidiary Guarantor shall first be entitled to receive payments in full in cash or Cash Equivalents, or such payment duly provided for to the satisfaction of the holders of Guarantor Senior Indebtedness, of all amounts payable under Guarantor Senior Indebtedness before the Holders will be entitled to receive any payment or distribution of any kind or character on account of the Guarantee of such Subsidiary Guarantor, and until all Obligations with respect to the Guarantor Senior Indebtedness are paid in full in cash or Cash Equivalents, or such payment duly provided for to the satisfaction of the holders of Guarantor Senior Indebtedness, any distribution to which the Holders would be entitled shall be made to the holders of Guarantor Senior Indebtedness of such Subsidiary Guarantor;

                  (b) any payment or distribution of assets of such Subsidiary Guarantor of any kind or character, whether in cash, property or securities, to which the Holders or the Trustee on behalf of the Holders would be entitled except for the provisions of this Article Thirteen shall be paid by the liquidating trustee or agent or other Person making such a payment or distribution, directly to the holders of Guarantor Senior Indebtedness of such Subsidiary Guarantor or their representatives, ratably according to the respective amounts of such Guarantor Senior Indebtedness remaining unpaid held or represented by each, until all such Guarantor Senior Indebtedness remaining unpaid shall have been paid in full in cash or Cash Equivalents, or such payment duly provided for to the satisfaction of the holders of Guarantor Senior Indebtedness, after giving effect to any concurrent payment or distribution to the holders of such Guarantor Senior Indebtedness; and

                  (c) in the event  that,  notwithstanding  the  foregoing,  any payment or distribution of assets of such Subsidiary Guarantor of any kind or character, whether such payment shall be in cash, property or securities, and such Subsidiary Guarantor shall have made payment to the Trustee or directly to the Holders or any Paying Agent in respect of payment of the Guarantees before all Guarantor Senior Indebtedness of such Subsidiary Guarantor is paid in full in cash or Cash Equivalents, or such payment duly provided for to the satisfaction of the holders of Guarantor Senior Indebtedness, such payment or distribution shall be received, segregated from other funds, and held in trust by the Trustee or such Holder or Paying Agent for the benefit of, and shall immediately be paid over by the Trustee or by the Holder to, the holders of such Guarantor Senior Indebtedness or their representatives, ratably according to the respective amounts of such Guarantor Senior Indebtedness held or represented by each, until all such Guarantor Senior Indebtedness remaining unpaid shall have been paid in full in cash or Cash Equivalents, or such payment duly provided for to the satisfaction of the holders of Guarantor Senior
         Indebtedness, after giving effect to any concurrent payment or distribution to the holders of Guarantor Senior Indebtedness.

                  Each Subsidiary Guarantor shall give prompt notice to the Trustee prior to any dissolution, winding-up, total or partial liquidation or reorganization (including, without limitation, in bankruptcy, insolvency, or receivership proceedings or upon any assignment for the benefit of creditors or any other marshaling of such Subsidiary Guarantor's assets and liabilities).

                  SECTION 13.04. Holders of Guarantee Obligations To Be Subrogated to Rights of Holders of Guarantor Senior Indebtedness.

                  Subject to the payment in full in cash or Cash Equivalents of all Guarantor Senior Indebtedness, the Holders of Guarantee Obligations of a Subsidiary Guarantor shall be subrogated to the rights of the holders of Guarantor Senior Indebtedness of such Subsidiary Guarantor to receive payments or distributions of assets of such Subsidiary Guarantor applicable to such Guarantor Senior Indebtedness until all amounts owing on or in respect of the Guarantee Obligations shall be paid in full in cash or Cash Equivalents, and for the purpose of such subrogation no payments or distributions to the holders of such Guarantor Senior Indebtedness by or on behalf of such Subsidiary Guarantor, or by or on behalf of the Holders by virtue of this Article Thirteen, which otherwise would have been made to the Holders shall, as between such Subsidiary Guarantor and the Holders, be deemed to be payment by such Subsidiary Guarantor to or on account of such Guarantor Senior Indebtedness, it being understood that the provisions of this Article Thirteen are and are intended solely for the purpose of defining the relative rights of the Holders, on the one hand, and the holders of such Guarantor Senior Indebtedness, on the other hand.

                  If any payment or distribution to which the Holders would otherwise have been entitled but for the provisions of this Article Thirteen shall have been applied, pursuant to the provisions of this Article Thirteen, to the payment of all amounts payable under such Guarantor Senior Indebtedness, then the Holders shall be entitled to receive from the holders of such Guarantor Senior Indebtedness any such payments or distributions received by such holders of such Guarantor Senior Indebtedness in excess of the amount sufficient to pay all amounts payable under or in respect of such Guarantor Senior Indebtedness in full in cash or Cash Equivalents.

                  Each Holder by purchasing or accepting a Note waives any and all notice of the creation, modification, renewal, extension or accrual of any Guarantor Senior Indebtedness of the Subsidiary Guarantors and notice of or proof of reliance by any holder or owner of Guarantor Senior Indebtedness of the Subsidiary Guarantors upon this Article Thirteen and the Guarantor Senior Indebtedness of the Subsidiary Guarantors shall conclusively be deemed to have been created, contracted or incurred in reliance upon this Article Thirteen, and all dealings between the Subsidiary Guarantors and the holders and owners of the Guarantor Senior Indebtedness of the Subsidiary Guarantors shall be deemed to have been consummated in reliance upon this Article Thirteen.

                  SECTION 13.05. Obligations of the Subsidiary Guarantors'
                                 Unconditional.

                  Nothing contained in this Article Thirteen or elsewhere in this Indenture or in the Guarantees is intended to or shall impair, as between the Subsidiary Guarantors and the Holders, the obligation of the Subsidiary Guarantors, which is absolute and unconditional, to pay to the Holders all amounts due and payable under the Guarantees as and when the same shall become due and payable in accordance with their terms, or is intended to or shall affect the relative rights of the Holders and creditors of the Subsidiary Guarantors other than the holders of the Guarantor Senior Indebtedness, nor shall anything herein or therein prevent the Trustee or any Holder from exercising all remedies otherwise permitted by applicable law upon default under this Indenture, subject to the rights, if any, under this Article Thirteen, of the holders of Guarantor Senior Indebtedness in respect of cash, property or securities of the Subsidiary Guarantors received upon the exercise of any such remedy. Upon any payment or distribution of assets of any Subsidiary Guarantor referred to in this Article Thirteen, the Trustee, subject to the provisions of Sections 7.01 and 7.02, and the Holders shall be entitled to rely upon any order or decree made by any court of competent jurisdiction in which any liquidation, dissolution, winding-up or reorganization proceedings are pending, or a certificate of the receiver, trustee in bankruptcy, liquidating trustee or agent or other Person making any payment or distribution to the Trustee or to the Holders for the purpose of ascertaining the Persons entitled to participate in such payment or distribution, the holders of Guarantor Senior Indebtedness and other Indebtedness of any Subsidiary Guarantor, the amount thereof or payable thereon, the amount or amounts paid or distributed thereon and all other facts pertinent thereto or to this Article Thirteen. Nothing in this Article Thirteen shall apply to the claims of, or payments to, the Trustee under or pursuant to Section
7.07. The Trustee shall be entitled to rely on the delivery to it of a written notice by a Person representing himself or itself to be a holder of any
Guarantor Senior Indebtedness (or a trustee on behalf of, or other representative of, such holder) to establish that such notice has been given by a holder of such Guarantor Senior Indebtedness or a trustee or representative on behalf of any such holder.

                  In the event that the Trustee determines in good faith that any evidence is required with respect to the right of any Person as a holder of Guarantor Senior Indebtedness to participate in any payment or distribution pursuant to this Article Thirteen, the Trustee may request such Person to furnish evidence to the reasonable satisfaction of the Trustee as to the amount of Guarantor Senior Indebtedness held by such Person, the extent to which such Person is entitled to participate in such payment or distribution and any other facts pertinent to the rights of such Person under this Article Thirteen, and if such evidence is not furnished, the Trustee may defer any payment to such Person pending judicial determination as to the right of such Person to receive such payment.

                  SECTION 13.06. Trustee Entitled To Assume Payments Not
                        Prohibited in Absence of Notice.

                  The Trustee shall not at any time be charged with knowledge of the existence of any facts that would prohibit the making of any payment to or by the Trustee unless and until the Trustee or any Paying Agent shall have received notice thereof from the Company or any Subsidiary Guarantor or from one or more holders of Guarantor Senior Indebtedness or from any Representative therefor and, prior to the receipt of any such notice, the Trustee, subject to the provisions of Sections 7.01 and 7.02, shall be entitled in all respects conclusively to assume that no such fact exists.

                  SECTION 13.07. Application by Trustee of Assets Deposited with
                                       It.

                  U.S. Legal Tender or U.S. Government Obligations deposited in trust with the Trustee pursuant to and in accordance with Sections 8.01 and 8.02 shall be for the sole benefit of Holders of the Notes and, to the extent allocated for the payment of Notes, shall not be subject to the subordination provisions of this Article Thirteen. Otherwise, any deposit of assets or securities by or on behalf of a Subsidiary Guarantor with the Trustee or any Paying Agent (whether or not in trust) for payment of the Guarantees shall be subject to the provisions of this Article Thirteen; provided, however, that if prior to the second Business Day preceding the date on which by the terms of this Indenture any such assets may become distributable for any purpose (including, without limitation, the payment of either principal of or interest on any Note) the Trustee or such Paying Agent shall not have received with respect to such assets the notice provided for in Section 13.06, then the Trustee or such Paying Agent shall have full power and authority to receive such assets and to apply the same to the purpose for which they were received, and shall not be affected by any notice to the contrary received by it on or after such date. The foregoing shall not apply to the Paying Agent if the Company or any Subsidiary or Affiliate of the Company is acting as Paying Agent. Nothing contained in this Section 13.07 shall limit the right of the holders of Guarantor Senior Indebtedness to recover payments as contemplated by this Article Thirteen.

                  SECTION 13.08. No Waiver of Subordination Provisions.

                  (a) No right of any present or future holder of any Guarantor Senior Indebtedness to enforce subordination as herein provided shall at any time in any way be prejudiced or impaired by any act or failure to act on the part of any Subsidiary Guarantor or by any act or failure to act, by any such holder, or by any non-compliance by any Subsidiary Guarantor with the terms, provisions and covenants of this Indenture, regardless of any knowledge thereof any such holder may have or be otherwise charged with.

                  (b) Without  limiting the generality of subsection (a) of this
Section 13.08, the holders of Guarantor Senior Indebtedness may, at any time and from time to time, without the consent of or notice to the Trustee or the Holders of the Notes, without incurring responsibility to the Holders of the Notes and without impairing or releasing the subordination provided in this Article Thirteen or the obligations hereunder of the Holders of the Notes to the holders of Guarantor Senior Indebtedness, do any one or more of the following:
(1) change the manner, place, terms or time of payment of, or renew or alter, Guarantor Senior Indebtedness or any instrument evidencing the same or any agreement under which Guarantor Senior Indebtedness is outstanding; (2) sell, exchange, release or otherwise deal with any property pledged, mortgaged or otherwise securing Guarantor Senior Indebtedness; (3) release any Person liable in any manner for the collection or payment of Guarantor Senior Indebtedness; and (4) exercise or refrain from exercising any rights against the Subsidiary Guarantors and any other Person.

                  SECTION 13.09. Holders Authorize Trustee To Effectuate
                     Subordination of Guarantee Obligations.

                  Each Holder of the Guarantee Obligations by its acceptance thereof authorizes and expressly directs the Trustee on its behalf to take such action as may be necessary or appropriate to effect the subordination provisions contained in this Article Thirteen, and appoints the Trustee its attorney-in-fact for such purpose, including, in the event of any liquidation, dissolution, winding-up, reorganization, assignment for the benefit of creditors or marshaling of assets of any Subsidiary Guarantor tending towards liquidation or reorganization of the business and assets of any Subsidiary Guarantor, the immediate filing of a claim for the unpaid balance under its or his Guarantee Obligations in the form required in said proceedings and cause said claim to be approved. If the Trustee does not file a proper claim or proof of debt in the form required in such proceeding prior to 30 days before the expiration of the time to file such claim or claims, then any of the holders of the Guarantor Senior Indebtedness or their Representative is hereby authorized to file an appropriate claim for and on behalf of the Holders of said Guarantee Obligations. Nothing herein contained shall be deemed to authorize the Trustee or the holders of Guarantor Senior Indebtedness or their Representative to authorize or consent to or accept or adopt on behalf of any holder of Guarantee Obligations any plan of reorganization, arrangement, adjustment or composition affecting the Guarantee Obligations or the rights of any Holder thereof, or to authorize the Trustee or the holders of Guarantor Senior Indebtedness or their Representative to vote in respect of the claim of any holder of Guarantee Obligations in any such proceeding.

                  SECTION 13.10. Right of Trustee to Hold Guarantor Senior
                                  Indebtedness.

                  The Trustee shall be entitled to all of the rights set forth in this Article Thirteen in respect of any Guarantor Senior Indebtedness at any time held by it to the same extent as any other holder of Guarantor Senior Indebtedness, and nothing in this Indenture shall be construed to deprive the Trustee of any of its rights as such holder.

                  With respect to the holders of Guarantor Senior Indebtedness, the Trustee undertakes to perform or to observe only such of its covenants and obligations as are specifically set forth in this Article Thirteen, and no implied covenants or obligations with respect to the holders of Guarantor Senior Indebtedness shall be read into this Indenture against the Trustee. The Trustee shall not be deemed to owe any fiduciary duty to the holders of Guarantor Senior Indebtedness.

                  Whenever a distribution is to be made or a notice given to holders or owners of Guarantor Senior Indebtedness, the distribution may be made and the notice may be given to their agent or other representative, if any.

                  SECTION 13.11. No Suspension of Remedies.

                  The failure to make a payment in respect of the Guarantees by reason of any provision of this Article Thirteen shall not be construed as preventing the occurrence of a Default or an Event of Default under Section 6.01.

                  Nothing contained in this Article Thirteen shall limit the right of the Trustee or the Holders of Notes to take any action to accelerate the maturity of the Notes pursuant to Article Six or to pursue any rights or remedies hereunder or under applicable law, subject to the rights, if any, under this Article Thirteen of the holders, from time to time, of Guarantor Senior Indebtedness.

                  SECTION 13.12. No Fiduciary Duty of Trustee to Holders of
                         Guarantor Senior Indebtedness.

                  The Trustee shall not be deemed to owe any fiduciary duty to the holders of Guarantor Senior Indebtedness, and it undertakes to perform or observe such of its covenants and obligations as are specifically set forth in this Article Thirteen, and no implied covenants or obligations with respect to the Guarantor Senior Indebtedness shall be read into this Indenture against the Trustee. The Trustee shall not be liable to any such holders (other than for its willful misconduct or gross negligence) if it shall pay over or deliver to the holders of Guarantee Obligations or the Guarantors or any other Person, money or assets in compliance with the terms of this Indenture. Nothing in this Section
13.12 shall affect the obligation of any Person other than the Trustee and the Holders to hold such payment for the benefit of, and to pay such payment over to, the holders of Guarantor Senior Indebtedness or their Representative.

                                   SIGNATURES

                  IN WITNESS WHEREOF, the parties hereto have caused this Indenture to be duly executed, all as of the date first written above.

                                                     ACQUISITION CORP.


                                                     By:   /s/ Wesley W. Lang
                                                        -----------------------
                                                        Name:  Wesley W. Lang
                                                        Title: President


                                                     STATE STREET BANK AND
                                                      TRUST COMPANY, as Trustee


                                                     By:   /s/ P. G. Kane, Jr.
                                                        -----------------------
                                                        Name:  P. G. Kane, Jr.
                                                        Title: Vice President

                                                                       EXHIBIT A

                             [FORM OF SERIES A NOTE]

THIS SECURITY HAS NOT BEEN REGISTERED UNDER THE U.S. SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND, ACCORDINGLY, MAY NOT BE OFFERED OR SOLD WITHIN THE UNITED STATES OR TO, OR FOR THE ACCOUNT OR BENEFIT OF, U.S. PERSONS EXCEPT AS SET FORTH BELOW. BY ITS ACQUISITION HEREOF, THE HOLDER (1) REPRESENTS THAT (A) IT IS A "QUALIFIED INSTITUTIONAL BUYER" (AS DEFINED IN RULE 144A UNDER THE SECURITIES ACT) OR (B) IT IS AN "ACCREDITED INVESTOR" (AS DEFINED IN RULE 501(a)(1), (2), (3), OR (7) UNDER THE SECURITIES ACT) (AN "ACCREDITED INVESTOR") OR (C) IT IS NOT A U.S. PERSON AND IS ACQUIRING THIS SECURITY IN AN OFFSHORE TRANSACTION IN COMPLIANCE WITH RULE 904 UNDER THE SECURITIES ACT, (2) AGREES THAT IT WILL NOT, PRIOR TO THE DATE THAT IS TWO YEARS AFTER THE LATER OF THE ORIGINAL ISSUE DATE OF THIS SECURITY AND THE LAST DATE ON WHICH THE COMPANY OR ANY AFFILIATED PERSON OF THE COMPANY WAS THE OWNER OF THIS SECURITY, RESELL OR OTHERWISE TRANSFER THIS SECURITY EXCEPT (A) TO THE COMPANY OR ANY SUBSIDIARY THEREOF, (B) INSIDE THE UNITED STATES TO A QUALIFIED INSTITUTIONAL BUYER IN COMPLIANCE WITH RULE 144A UNDER THE SECURITIES ACT, (C) INSIDE THE UNITED STATES TO AN ACCREDITED INVESTOR THAT, PRIOR TO SUCH TRANSFER, FURNISHES (OR HAS FURNISHED ON ITS BEHALF BY A U.S. BROKER-DEALER) TO THE TRUSTEE A SIGNED LETTER CONTAINING CERTAIN REPRESENTATIONS AND AGREEMENTS RELATING TO THE RESTRICTIONS ON TRANSFER OF THIS SECURITY (THE FORM OF WHICH LETTER CAN BE OBTAINED FROM THE TRUSTEE FOR THIS SECURITY), (D) OUTSIDE THE UNITED STATES IN AN OFFSHORE TRANSACTION IN COMPLIANCE WITH RULE 904 UNDER THE SECURITIES ACT, (E) PURSUANT TO THE EXEMPTION FROM REGISTRATION PROVIDED BY RULE 144 UNDER THE SECURITIES ACT (IF AVAILABLE), OR (F) PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT AND (3) AGREES THAT IT WILL GIVE TO EACH PERSON TO WHOM THIS SECURITY IS TRANSFERRED A NOTICE SUBSTANTIALLY TO THE EFFECT OF THIS LEGEND. IN CONNECTION WITH ANY TRANSFER OF THIS SECURITY WITHIN TWO YEARS AFTER THE ORIGINAL ISSUANCE OF THIS SECURITY, IF THE PROPOSED TRANSFEREE IS AN ACCREDITED INVESTOR, THE HOLDER MUST, PRIOR TO SUCH TRANSFER, FURNISH TO THE TRUSTEE AND THE COMPANY SUCH CERTIFICATIONS, LEGAL OPINIONS OR OTHER INFORMATION AS EITHER OF THEM MAY REASONABLY REQUIRE TO CONFIRM THAT SUCH TRANSFER IS BEING MADE PURSUANT TO AN EXEMPTION FROM, OR IN A TRANSACTION NOT SUBJECT TO, THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT. AS USED HEREIN, THE TERMS "OFFSHORE TRANSACTION," "UNITED STATES" AND "U.S. PERSON" HAVE THE MEANINGS GIVEN TO THEM BY REGULATION S UNDER THE SECURITIES ACT.

                                                                 CUSIP No.:_____

                                ACQUISITION CORP.
                 12% SENIOR SUBORDINATED NOTE DUE 2008, SERIES A

No._______                                                         $___________

                  ACQUISITION CORP., a Delaware corporation (the "Company," which term includes any successor entities), for value received promises to pay to or registered assigns the principal sum of
        Dollars on January 15, 2008.

                  Interest Payment Dates: July 15 and January 15, commencing July 15, 1998

                  Record Dates:  July 1 and January 1

                  Reference is made to the further provisions of this Note contained herein, which will for all purposes have the same effect as if set forth at this place.

                  IN WITNESS WHEREOF, the Company has caused this Note to be signed manually or by facsimile by its duly authorized officers.

                                                     ACQUISITION CORP.


                                                     By:
                                                        -------------------
                                                        Name:
                                                        Title:


                                                     By:
                                                        -------------------
                                                        Name:
                                                        Title:
Dated:  [month date], [year]

Certificate of Authentication

                  This is one of the 12 % Senior Subordinated Notes due 2008, Series A, referred to in the within-mentioned Indenture.

                                                 STATE STREET BANK AND TRUST
                                                   COMPANY, as Trustee

                                                 By:
                                                    ------------------------
                                                      Authorized Signatory

Date of Authentication:  [month date], [year]

                              (REVERSE OF SECURITY)

                 12% Senior Subordinated Note due 2008, Series A


                  Capitalized terms used and not otherwise defined herein shall have the meanings ascribed to them in the Indenture, dated as of January 29, 1998 (the "Indenture"), and as amended from time to time, by and among Acquisition corp., a Delaware corporation (the "Company"), the Subsidiary Guarantors named therein and State Street Bank and Trust Company, as trustee (the "Trustee").

                  (1) Interest. The Company promises to pay interest on the principal amount of this Note at the rate per annum shown above. Interest on the Notes will accrue from the most recent date on which interest has been paid or, if no interest has been paid, from January 29, 1998. The Company will pay interest semi-annually in arrears on each Interest Payment Date, commencing July 15, 1998. Interest will be computed on the basis of a 360-day year of twelve 30-day months and, in the case of a partial month, the actual number of days elapsed.

                  The Company shall pay interest on overdue principal and on overdue installments of interest from time to time on demand at the rate borne by the Notes and on overdue installments of interest (without regard to any applicable grace periods) to the extent lawful.

                  (2) Method of Payment. The Company shall pay interest on the Notes (except defaulted interest) to the Persons who are the registered Holders at the close of business on the Record Date immediately preceding the Interest Payment Date even if the Notes are cancelled on registration of transfer or registration of exchange (including pursuant to an Exchange Offer (as defined in the Registration Rights Agreement)) after such Record Date. Holders must surrender Notes to a Paying Agent to collect principal payments. The Company shall pay principal and premium, if any, and interest in money of the United States that at the time of payment is legal tender for payment of public and private debts ("U.S. Legal Tender"). However, the Company may pay principal and premium, if any, and interest by check payable in such U.S. Legal Tender. The Company may deliver any such interest payment to the Paying Agent or to a Holder at the Holder's registered address.

                  (3) Paying Agent and Registrar. Initially, the Trustee will act as Paying Agent and Registrar. The Company may change any Paying Agent, Registrar or co-Registrar without notice to the Holders.

                  (4) Indenture. The Company issued the Notes under the Indenture. This Note is one of a duly authorized issue of Notes of the Company designated as its 12% Senior Subordinated Notes due 2008, Series A (the "Initial Notes"), limited (except as otherwise provided in the Indenture) in aggregate principal amount to $150,000,000 which may be issued under the Indenture. The Notes include the Initial Notes, the Private Exchange Notes and the Unrestricted Notes, as defined below, issued in exchange for the Initial Notes pursuant to the Registration Rights Agreement. The Initial Notes, the Private Exchange Notes and the Unrestricted Notes are treated as a single class of securities under the Indenture. The terms of the Notes include those stated in the Indenture and those made part of the Indenture by reference to the Trust Indenture Act of 1939 (15 U.S. Code ss.ss. 77aaa-77bbbb) (the "TIA"), as in effect on the date of the Indenture. Notwithstanding anything to the contrary herein, the Notes are subject to all such terms, and Holders of Notes are referred to the Indenture and the TIA for a statement of such terms. The Notes are general unsecured obligations of the Company. Payment on each Note is guaranteed on a senior basis by the Subsidiary Guarantors pursuant to Article 12 of the Indenture. Each Holder, by accepting a Note, agrees to be bound by all of the terms and provisions of the Indenture, as the same may be amended from time to time in accordance with its terms.

                  (5) Redemption. (a) The Notes are redeemable, at the Company's option, in whole at any time or in part from time to time, on and after January 15, 2003, upon not less than 30 nor more than 60 days' notice, at the following Redemption Prices (expressed as percentages of the principal amount thereof) if redeemed during the twelve-month period commencing on January 15 of the years set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption:

      Year                                                 Percentage
      ----                                                 ----------
      2003..................................................106.000%
      2004..................................................104.500%
      2005..................................................103.000%
      2006..................................................101.500%
      2007 and thereafter...................................100.000%

                  (b) Notwithstanding the foregoing, at any time, or from time to time, on or prior to January 15, 2001, the Company may, at its option, redeem, with the net cash proceeds of one or more Public Equity Offerings, up to 35% of the aggregate principal amount of the Notes originally issued at a redemption price equal to 112.0% of the principal amount thereof, plus accrued interest thereon, if any, to the date of redemption; pro-vided, that at least 65% of the aggregate principal amount of the Notes originally issued remain outstanding immediately following such redemption. In order to effect the foregoing redemption with the proceeds of any Public Equity Offering, the Company shall make such redemption not more than 60 days after the consummation of any such Public Equity Offering.

                  (c) Optional Redemption Prior to Consummation of the Merger. Upon termination of the Merger Agreement, or upon the Company's reasonable determination that the Merger cannot or will not be consummated by October 29, 1998, the Company, at its option, may redeem the Notes in whole at any time prior to October 29, 1998, upon not less than 10 nor more than 60 days' notice (but in no event after October 29, 1998), at a redemption price of 102.5% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption.

                  (d) Mandatory Redemption if Merger not Consummated. In the event that the Merger is not consummated on or before October 29, 1998, the Company shall immediately redeem the Notes in whole at a Redemption Price equal to 102.5% of the principal amount of the Notes, plus accrued and unpaid interest to the Redemption Date.

                  (6) Notice of Redemption. Notice of redemption will be mailed at least 30 days (or, prior to consummation of the Merger, at least 10 days) but not more than 60 days before the Redemption Date to each Holder of Notes to be redeemed at its registered address. Notes in denominations larger than $1,000 may be redeemed in part.

                  Except as set forth in the Indenture, if monies for the redemption of the Notes called for redemption shall have been deposited with the Paying Agent for redemption on such Redemption Date, then, unless the Company defaults in the payment of such Redemption Price plus accrued interest, if any, the Notes called for redemption will cease to bear interest from and after such Redemption Date and the only right of the Holders of such Notes will be to receive payment of the Redemption Price plus accrued interest, if any.

                  (7) Offers to Purchase. Sections 4.15 and 4.16 of the Indenture provide that, after certain Asset Sales and upon the occurrence of a Change of Control, and subject to further limitations contained therein, the Company will make an offer to purchase certain amounts of the Notes in accordance with the procedures set forth in the Indenture.

                  (8) Registration Rights. Pursuant to the Registration Rights Agreement among the Company, the Subsidiary Guarantors and the Initial Purchasers, the Company and the Sub-sidiary Guarantors will be obligated to consummate an exchange offer pursuant to which the Holder of this Note shall have the right to exchange this Note for the Company's 12% Senior Subordinated Notes due 2008, Series B (the "Unrestricted Notes"), which will be registered under the Securities Act, in like principal amount and having terms identical in all material respects as the Initial Notes. The Holders of the Initial Notes shall be entitled to receive certain additional interest payments in the event such exchange offer is not consummated and upon certain other conditions, all pursuant to and in accordance with the terms of the Registration Rights Agreement.

                  (9) Denominations; Transfer; Exchange. The Notes are in registered form, without coupons, and (except Notes issued as payment of Interest) in denominations of $1,000 and integral multiples of $1,000. A Holder shall register the transfer of or exchange of Notes in accordance with the Indenture. The Registrar may require a Holder, among other things, to furnish appropriate endorsements and transfer documents and to pay certain transfer taxes or similar governmental charges payable in connection therewith as required by law or as permitted by the Indenture. The Registrar need not register the transfer of or exchange of any Notes or portions thereof selected for redemption except for the unredeemed portion of any Note being redeemed in part.

                  (10) Persons Deemed Owners. The registered Holder of a Note shall be treated as the owner of it for all purposes.

                  (11) Unclaimed Money. If money for the payment of principal or interest remains unclaimed for one year, the Trustee and the Paying Agent will pay the money back to the Company. After that, all liability of the Trustee and such Paying Agent with respect to such money shall cease.

                  (12) Discharge Prior to Redemption or Maturity. If the Company at any time deposits with the Trustee U.S. Legal Tender or U.S. Government Obligations sufficient to pay the principal of and interest on the Notes to redemption or maturity and complies with the other provisions of the Indenture relating thereto, the Company will be discharged from certain provisions of the Indenture and the Notes (including certain covenants, but including, under certain circumstances, their obligation to pay the principal of and interest on the Notes but without affecting the rights of the Holders to receive such amounts from such deposits).

                  (13) Amendment; Supplement; Waiver. Subject to certain exceptions set forth in the Indenture, the Indenture or the Notes may be amended or supplemented with the written con-sent of the Holders of not less than a majority in aggregate principal amount of the Notes then outstanding, and any past Default or Event of Default or noncompliance with any provision may be waived with the written consent of the Holders of not less than a majority in aggregate principal amount of the Notes then outstanding. Without notice to or consent of any Holder, the parties thereto may amend or supplement the Indenture or the Notes to, among other things, cure any ambiguity, defect or inconsistency, provide for uncertificated Notes in addition to or in place of certificated Notes, comply with any requirements of the Commission in order to effect or maintain the qualification of the Indenture under the TIA or comply with Section 5.01 of the Indenture or make any other change that does not adversely affect the rights of any Holder of a Note in any material respect.

                  (14) Restrictive Covenants. The Indenture imposes certain limitations on the ability of the Company and the Subsidiaries to, among other things, incur additional Indebtedness, make payments in respect of its Capital Stock or certain Indebtedness, make certain Investments, create or incur liens, enter into transactions with Affiliates, create dividend or other payment restrictions affecting Restricted Subsidiaries, issue Preferred Stock of its Subsidiaries, and on the ability of the Company to merge or consolidate with any other Person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the Company's and its Subsidiaries' assets or adopt a plan of liquidation. Such limitations are subject to a number of important qualifications and exceptions. Pursuant to Section 4.06 of the Indenture, the Company must annually report to the Trustee on compliance with such limitations.

                  (15) Subordination. Upon effectiveness of the Merger (as defined in the Indenture), the Notes are subordinated in right of payment, in the manner and to the extent set forth in the Indenture, to the prior payment in full in cash or Cash Equivalents of all Obligations on Senior Indebtedness of the Company, whether outstanding on the date of the Indenture or thereafter created, incurred, assumed or guaranteed. Each Holder by its acceptance hereof agrees to be bound by such provisions and authorizes and expressly directs the Trustee, on its behalf, to take such action as may be necessary or appropriate to effectuate the subordination provided for in the Indenture and appoints the Trustee its attorney-in-fact for such purposes.

                  (16) Successors. When a successor assumes, in accordance with the Indenture, all the obligations of its predecessor under the Notes and the Indenture, the predecessor, subject to certain exceptions, will be released from those obligations.

                  (17) Defaults and Remedies. Except as set forth in the Indenture, if an Event of Default occurs and is continuing, the Trustee or the Holders of not less than 25% in principal amount of Notes then outstanding may declare all the Notes to be due and payable in the manner, at the time and with the effect provided in the Indenture. Holders of Notes may not enforce the Indenture or the Notes except as provided in the Indenture. The Trustee is not obligated to enforce the Indenture or the Notes unless it has received indemnity reasonably satisfactory to it. The Indenture permits, subject to certain limitations therein provided, Holders of a majority in aggregate principal amount of the Notes then outstanding to direct the Trustee in its exercise of any trust or power. The Trustee may withhold from Holders of Notes notice of any continuing Default or Event of Default (except a Default in payment of principal or interest when due, for any reason or a Default in compliance with Article Five of the Indenture) if it determines that withholding notice is in their interest.

                  (18) Trustee Dealings with Company. The Trustee under the Indenture, in its individual or any other capacity, may become the owner or pledgee of Notes and may otherwise deal with the Company, its Subsidiaries or their respective Affiliates as if it were not the Trustee.

                  (19) No Recourse Against Others. No partner, director, officer, employee or stockholder, as such, of the Company or any Subsidiary Guarantor, as such, shall have any liability for any obligations of the Company or any Subsidiary Guarantor under the Notes, the Indenture, the Guarantees or the Registration Rights Agreement or for any claim based on, in respect of, or by reason of, such obligations or their creation. Each Holder of Notes by accepting a Note waives and releases all such liability. The waiver and release are part of the consideration for the issuance of the Notes.

                  (20) Guarantees. This Note will be entitled to the benefits of certain Guarantees, if any, made for the benefit of the Holders. Reference is hereby made to the Indenture for a statement of the respective rights, limitations of rights, duties and obligations thereunder of the Subsidiary Guarantors, the Trustee and the Holders.

                  (21) Authentication. This Note shall not be valid until the Trustee or Authenticating Agent manually signs the certificate of authentication on this Note.

                  (22) Governing Law. This Note and the Indenture shall be governed by and construed in accordance with the laws of the State of New York, as applied to contracts made and performed within the State of New York, without regard to principles of conflict of laws. Each of the parties hereto and the Holders agree to submit to the jurisdiction of the courts of the State of New York in any action or proceeding arising out of or relating to this Note.

                  (23) Abbreviations and Defined Terms. Customary abbreviations may be used in the name of a Holder of a Note or an assignee, such as: TEN COM (= tenants in common), TEN ENT (= tenants by the entireties), JT TEN (= joint tenants with right of survivorship and not as tenants in common), CUST (= Custodian), and U/G/M/A (= Uniform Gifts to Minors Act).

                  (24) CUSIP Numbers. Pursuant to a recommendation promulgated by the Committee on Uniform Security Identification Procedures, the Company has caused CUSIP numbers to be printed on the Notes as a convenience to the Holders of the Notes. No representation is made as to the accuracy of such numbers as printed on the Notes and reliance may be placed only on the other identification numbers printed hereon.

                  The Company will furnish to any Holder of a Note upon written request and without charge a copy of the Indenture, which has the text of this Note. Requests may be made to: ACQUISITION CORP., c/o Weiss, Peck & Greer, L.L.C., One New York Plaza, New York, New York 10004.

                                 ASSIGNMENT FORM


                  If you the Holder want to assign this Note, fill in the form below and have your signature guaranteed:

I or we assign and transfer this Note to:

-----------------------------

-----------------------------

-----------------------------
                  (Print or type name, address and zip code and social security or tax ID number of assignee)

and  irrevocably  appoint   _______________________________________,   agent  to
transfer this Note on the books of the Company. The agent may substitute another to act for him.


Dated: _____________________  Signed:___________________________
                                (Sign exactly as your name appears
                                 on the other side of this Note)

Signature Guarantee:____________________________________________

                  Signature must be guaranteed by an "eligible guarantor institution," that is, a bank, stockbroker, savings and loan association or credit union meeting the requirements of the Registrar, which requirements include membership or participation in the Securities Transfer Agents Medallion Program ("STAMP") or such other "signature guarantee program" as may be determined by the Registrar in addition to, or in substitution for, STAMP, all in accordance with the Securities Exchange Act of 1934, as amended.

                  In connection with any transfer of this Note occurring prior to the date which is the earlier of (i) the date of the declaration by the Commission of the effectiveness of a registration statement under the Securities Act of 1933, as amended (the "Securities Act") covering resales of this Note (which effectiveness shall not have been suspended or terminated at the date of the transfer) and (ii) the second anniversary of the Issue Date (provided, however, that neither the Company nor any affiliate of the Company has held any beneficial interest in such Note, or portion thereof, at any time on or prior to the second anniversary of the Issue Date), the undersigned confirms that it has not utilized any general solicitation or general advertising in connection with the transfer:

                               [Check One]

(1)        __     to the Company or a Subsidiary thereof; or

(2)        __     pursuant to and in compliance with Rule 144A under the
                  Securities Act of 1933, as amended; or

(3)        __     to an institutional "accredited investor" (as defined in Rule
                  501(a)(1), (2), (3) or (7) under the Securities Act of 1933, as amended) that has furnished to the Trustee a signed letter containing certain representations and agreements (the form of which letter can be obtained from the Trustee); or

(4)        __     outside the United states to a "foreign person" in compliance with Rule 904 of Regulation S under the Securities Act of
                  1933, as amended; or

(5)        __     pursuant to the exemption from registration provided by Rule
                  144 under the Securities Act of 1933, as amended; or

(6)        __     pursuant to an effective registration statement under the
                  Securities Act of 1933, as amended; or

(7)               __  pursuant   to  another   available   exemption   from  the
                  registration requirements of the Securities Act of 1933, as amended.

and unless the box below is checked, the undersigned confirms that such Note is not being transferred to an "affiliate" of the Company as defined in Rule 144 under the Securities Act of 1933, as amended (an "Affiliate"):

         |_|  The transferee is an Affiliate of the Company.

Unless one of the items is checked, the Trustee will refuse to register any of the Notes evidenced by this certificate in the name of any person other than the registered Holder thereof; provided, however, that if item (3), (4), (5) or (7) is checked, the Company or the Trustee may require, prior to registering any such transfer of the Notes, in their sole discretion, such written legal opinions, certifications (including an investment letter in the case of box (3) or (4)) and other information as the Trustee or the Company have reasonably requested to confirm that such transfer is being made pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act of 1933, as amended.

                  If none of the foregoing items are checked, the Trustee or Registrar shall not be obligated to register this Note in the name of any person other than the Holder hereof unless and until the conditions to any such transfer of registration set forth herein and in Section 2.17 of the Indenture shall have been satisfied.

Dated:_____________________       Signed:__________________________________
                                        (Sign exactly as your name appears
                                         on the other side of this Note)

Signature Guarantee:


              TO BE COMPLETED BY PURCHASER IF (2) ABOVE IS CHECKED

                  The undersigned represents and warrants that it is purchasing this Note for its own account or an account with respect to which it exercises sole investment discretion and that it and any such account is a "qualified institutional buyer" within the meaning of Rule 144A under the Securities Act of 1933, as amended and is aware that the sale to it is being made in reliance on Rule 144A and acknowledges that it has received such information regarding the Company as the undersigned has requested pursuant to Rule 144A or has determined not to request such information and that it is aware that the transferor is relying upon the undersigned's foregoing representations in order to claim the exemption from registration provided by Rule 144A.

Dated: __________________                    ________________________________
                                              NOTICE: To be executed by
                                                      an executive officer

                      [OPTION OF HOLDER TO ELECT PURCHASE]


                  If you want to elect to have this Note purchased by the Company pursuant to Section 4.15 or Section 4.16 of the Indenture, check the appropriate box:

                  Section 4.15 [     ]
                  Section 4.16 [     ]

                  If you want to elect to have only part of this Note purchased by the Company pursuant to Section 4.15 or Section 4.16 of the Indenture, state the amount you elect to have purchased:


$-------------------


Dated: _________________                     _________________________________
                                               NOTICE: The signature on this
                                               assignment must correspond with
                                               the name as it appears upon the
                                               face of the within Note in every
                                               particular without alteration or
                                               enlargement or any change
                                               whatsoever and be guaranteed.


Signature Guarantee:_______________________________

                                                                       EXHIBIT B

                                                         CUSIP No.:___________

                                ACQUISITION CORP.
                 12% SENIOR SUBORDINATED NOTE DUE 2008, SERIES B

No._________________                                                $_________

                  ACQUISITION CORP., a Delaware corporation (the "Company," which term includes any successor entities), for value received promises to pay to or registered assigns the principal sum of
        Dollars on January 15, 2008.

                  Interest Payment Dates: July 15 and January 15, commencing July 15, 1998

                  Record Dates: July 1 and January 1

                  Reference is made to the further provisions of this Note contained herein, which will for all purposes have the same effect as if set forth at this place.

                  IN WITNESS WHEREOF, the Company has caused this Note to be signed manually or by facsimile by its duly authorized officers.

                                                     ACQUISITION CORP.



                                                     By:
                                                        ----------------------
                                                        Name:
                                                        Title:


                                                     By:
                                                        ----------------------
                                                        Name:
                                                        Title:

Dated:

Certificate of Authentication

                  This is one of the 12% Senior Subordinated Notes due 2008, Series B, referred to in the within-mentioned Indenture.


                                                STATE STREET BANK AND TRUST
                                                   COMPANY, as Trustee

                                                By:
                                                   ---------------------------
                                                       Authorized Signatory

Date of Authentication:

                              (REVERSE OF SECURITY)

                 12% Senior Subordinated Note due 2008, Series B


                  Capitalized terms used and not otherwise defined herein shall have the meanings ascribed to them in the Indenture, dated as of January 29, 1998 (the "Indenture"), and as amended from time to time, by and among Safety Components International, Inc., a Delaware corporation (the "Company"), the Subsidiary Guarantors named therein and State Street Bank and Trust Company, as trustee (the "Trustee").

                  (1) Interest. The Company promises to pay interest on the principal amount of this Note at the rate per annum shown above. Interest on the Notes will accrue from the most recent date on which interest has been paid or, if no interest has been paid, from January 29, 1998. The Company will pay interest semi-annually in arrears on each Interest Payment Date, commencing July 15, 1998. Interest will be computed on the basis of a 360-day year of twelve 30-day months and, in the case of a partial month, the actual number of days elapsed.

                  The Company shall pay interest on overdue principal and on overdue installments of interest from time to time on demand at the rate borne by the Notes and on overdue installments of interest (without regard to any applicable grace periods) to the extent lawful.

                  (2) Method of Payment. The Company shall pay interest on the Notes (except defaulted interest) to the Persons who are the registered Holders at the close of business on the Record Date immediately preceding the Interest Payment Date even if the Notes are cancelled on registration of transfer or registration of exchange after such Record Date. Holders must surrender Notes to a Paying Agent to collect principal payments. The Company shall pay principal and premium, if any, and interest in money of the United States that at the time of payment is legal tender for payment of public and private debts ("U.S. Legal Tender"). However, the Company may pay principal and premium, if any, and interest by check payable in such U.S. Legal Tender. The Company may deliver any such interest payment to the Paying Agent or to a Holder at the Holder's registered address.

                  (3) Paying Agent and Registrar. Initially, the Trustee will act as Paying Agent and Registrar. The Company may change any Paying Agent, Registrar or co-Registrar without notice to the Holders.

                  (4) Indenture. The Company issued the Notes under the Indenture. This Note is one of a duly authorized issue of Exchange Notes of the Company designated as its 12% Senior Subordinated Notes due 2008, Series B (the "Unrestricted Notes"), limited (except as otherwise provided in the Inden-

ture) in aggregate principal amount to $150,000,000, which may be issued under the Indenture. The Notes include the 12% Senior Subordinated Notes due 2008, Series A (the "Initial Notes"), the Private Exchange Notes, and the Unrestricted Notes, issued in exchange for the Initial Notes pursuant to the Registration Rights Agreement. The Initial Notes, the Private Exchange Notes and the Unrestricted Notes are treated as a single class of securities under the Indenture. The terms of the Notes include those stated in the Indenture and those made part of the Indenture by reference to the Trust Indenture Act of 1939 (15 U.S. Code ss.ss. 77aaa-77bbbb) (the "TIA"), as in effect on the date of the Indenture. Notwithstanding anything to the contrary herein, the Notes are subject to all such terms, and Holders of Notes are referred to the Indenture and the TIA for a statement of such terms. The Notes are general unsecured obligations of the Company. Payment on each Note is guaranteed on a senior basis by the Subsidiary Guarantors pursuant to Article 12 of the Indenture. Each Holder, by accepting a Note, agrees to be bound by all of the terms and provisions of the Indenture, as the same may be amended from time to time in accordance with its terms.

                  (5) Redemption. (a) The Notes are redeemable, at the Company's option, in whole at any time or in part from time to time, on and after January 15, 2003, upon not less than 30 nor more than 60 days' notice, at the following Redemption Prices (expressed as percentages of the principal amount thereof) if redeemed during the twelve-month period commencing on January 15 of the years set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption:

    Year                                                  Percentage
    ----                                                  ----------
    2003...................................................106.000%
    2004...................................................104.500%
    2005...................................................103.000%
    2006...................................................101.500%
    2007 and thereafter....................................100.000%

                  (b) Notwithstanding the foregoing, at any time, or from time to time, on or prior to January 15, 2001, the Company may, at its option, redeem, with the net cash proceeds of one or more Public Equity Offerings, up to 35% of the aggregate principal amount of the Notes originally issued at a redemption price equal to 112.0% of the principal amount thereof, plus accrued interest thereon, if any, to the date of redemption; provided, that at least 65% of the aggregate principal amount of the Notes originally issued remain outstanding immediately following such redemption. In order to effect the foregoing redemption with the proceeds of any Public Equity Offering, the Company shall make such redemption not more than 60 days after the consummation of any such Public Equity Offering.

                  (c) Optional Redemption Prior to Consummation of the Merger. Upon termination of the Merger Agreement, or upon the Company's reasonable determination that the Merger cannot or will not be consummated by October 29, 1998, the Company, at its option, may redeem the Notes in whole at any time prior to October 29, 1998, upon not less than 10 nor more than 60 days' notice (but in no event after October 29, 1998), at a redemption price of 102.5% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption.

                  (d) Mandatory Redemption if Merger not Consummated. In the event that the merger is not consummated on or before October 29, 1998, the Company shall immediately redeem the Notes in whole at a Redemption Price equal to 102.5% of the principal amount of the Notes, plus accrued and unpaid interest to the Redemption Date.

                  (6) Notice of Redemption. Notice of redemption will be mailed at least 30 days (or, prior to consummation of the Merger, at least 10 days) but not more than 60 days before the Redemption Date to each Holder of Notes to be redeemed at its registered address. Notes in denominations larger than $1,000 may be redeemed in part.

                  Except as set forth in the Indenture, if monies for the redemption of the Notes called for redemption shall have been deposited with the Paying Agent for redemption on such Redemption Date, then, unless the Company defaults in the payment of such Redemption Price plus accrued interest, if any, the Notes called for redemption will cease to bear interest from and after such Redemption Date and the only right of the Holders of such Notes will be to receive payment of the Redemption Price plus accrued interest, if any.

                  (7) Offers to Purchase. Sections 4.15 and 4.16 of the Indenture provide that, after certain Asset Sales and upon the occurrence of a Change of Control, and subject to further limitations contained therein, the Company will make an offer to purchase certain amounts of the Notes in accordance with the procedures set forth in the Indenture.

                  (8) Denominations; Transfer; Exchange. The Notes are in registered form, without coupons, and (except Notes issued as payment of Interest) in denominations of $1,000 and integral multiples of $1,000. A Holder shall register the transfer of or exchange of Notes in accordance with the Indenture. The Registrar may require a Holder, among other things, to furnish appropriate endorsements and transfer documents and to pay certain transfer taxes or similar governmental charges payable in connection therewith required by law or as permitted by the Indenture. The Registrar need not register the transfer of or exchange of any Notes or portions thereof selected for redemption, except for the unredeemed portion of any Note being redeemed in part.

                  (9) Persons Deemed Owners. The registered Holder of a Note shall be treated as the owner of it for all purposes.

                  (10) Unclaimed Money. If money for the payment of principal or interest remains unclaimed for one year, the Trustee and the Paying Agent will pay the money back to the Company. After that, all liability of the Trustee and such Paying Agent with respect to such money shall cease.

                  (11) Discharge Prior to Redemption or Maturity. If the Company at any time deposits with the Trustee U.S. Legal Tender or U.S. Government Obligations sufficient to pay the principal of and interest on the Notes to redemption or maturity and complies with the other provisions of the Indenture relating thereto, the Company will be discharged from certain provisions of the Indenture and the Notes (including certain covenants, including, under certain circumstances, their obligation to pay the principal of and interest on the Notes but without affecting the rights of the Holders to receive such amounts from such deposit).

                  (12) Amendment; Supplement; Waiver. Subject to certain exceptions set forth in the Indenture, the Indenture or the Notes may be amended or supplemented with the written consent of the Holders of not less than a majority in aggregate principal amount of the Notes then outstanding, and any past Default or Event of Default or noncompliance with any provision may be waived with the written consent of the Holders of not less than a majority in aggregate principal amount of the Notes then outstanding. Without notice to or consent of any Holder, the parties thereto may amend or supplement the Indenture or the Notes to, among other things, cure any ambiguity, defect or inconsistency, provide for uncertificated Notes in addition to or in place of certificated Notes, comply with any requirements of the Commission in order to effect or maintain the qualification of the Indenture under the TIA or comply with Section 5.01 of the Indenture or make any other change that does not adversely affect the rights of any Holder of a Note in any material respect.

                  (13) Restrictive Covenants. The Indenture imposes certain limitations on the ability of the Company and the Subsidiaries to, among other things, incur additional Indebtedness, make payments in respect of its Capital Stock or certain Indebtedness, make certain Investments, create or incur liens, enter into transactions with Affiliates, create dividend or other payment restrictions affecting Restricted Subsidiaries, issue Preferred Stock of its Subsidiaries, and on the ability of the Company to merge or consolidate with any other Person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the Company's and its Subsidiaries' assets or adopt a plan of liquidation. Such limitations are subject to a number of important qualifications and exceptions. Pursuant to Section 4.06 of the Indenture, the Company must an-nually report to the Trustee on compliance with such limitations.

                  (14) Subordination. Upon effectiveness of the Merger (as defined in the Indenture), the Notes are subordinated in right of payment, in the manner and to the extent set forth in the Indenture, to the prior payment in full in cash or Cash Equivalents of all Obligations on Senior Indebtedness of the Company, whether outstanding on the date of the Indenture or thereafter created, incurred, assumed or guaranteed. Each Holder by its acceptance hereof agrees to be bound by such provisions and authorizes and expressly directs the Trustee, on its behalf, to take such action as may be necessary or appropriate to effectuate the subordination provided for in the Indenture and appoints the Trustee its attorney-in-fact for such purposes.

                  (15) Successors. When a successor assumes, in accordance with the Indenture, all the obligations of its predecessor under the Notes and the Indenture, the predecessor, subject to certain exceptions, will be released from those obligations.

                  (16) Defaults and Remedies. Except as set forth in the Indenture, if an Event of Default occurs and is continuing, the Trustee or the Holders of not less than 25% in principal amount of Notes then outstanding may declare all the Notes to be due and payable in the manner, at the time and with the effect provided in the Indenture. Holders of Notes may not enforce the Indenture or the Notes except as provided in the Indenture. The Trustee is not obligated to enforce the Indenture or the Notes unless it has received indemnity reasonably satisfactory to it. The Indenture permits, subject to certain limitations therein provided, Holders of a majority in aggregate principal amount of the Notes then outstanding to direct the Trustee in its exercise of any trust or power. The Trustee may withhold from Holders of Notes notice of any continuing Default or Event of Default (except a Default in payment of principal or interest when due, for any reason or a Default in compliance with Article Five of the Indenture) if it determines that withholding notice is in their interest.

                  (17) Trustee Dealings with the Company. The Trustee under the Indenture, in its individual or any other capacity, may become the owner or pledgee of Notes and may otherwise deal with the Company, its Subsidiaries or their respective Affiliates as if it were not the Trustee.

                  (18) No Recourse Against Others. No partner, director, officer, employee or stockholder, as such, of the Company or any Subsidiary Guarantor, as such, shall have any liability for any obligations of the Company or any Subsidiary Guarantor under the Notes, the Indenture, the Guarantees or the Registration Rights Agreement or for any claim based on, in respect of, or by reason of, such obligations or their creation.

Each Holder of Notes by accepting a Note waives and releases all such liability. The waiver and release are part of the consideration for the issuance of the Notes.

                  (19) Guarantees. This Note will be entitled to the benefits of certain Guarantees, if any, made for the benefit of the Holders. Reference is hereby made to the Indenture for a statement of the respective rights, limitations of rights, duties and obligations thereunder of the Subsidiary Guarantors, the Trustee and the Holders.

                  (20) Authentication. This Note shall not be valid until the Trustee or Authenticating Agent manually signs the certificate of authentication on this Note.

                  (21) Governing Law. This Note and the Indenture shall be governed by and construed in accordance with the laws of the State of New York, as applied to contracts made and performed within the State of New York, without regard to principles of conflict of laws. Each of the parties hereto and the Holders agree to submit to the jurisdiction of the courts of the State of New York in any action or proceeding arising out of or relating to this Note.

                  (22) Abbreviations and Defined Terms. Customary abbreviations may be used in the name of a Holder of a Note or an assignee, such as: TEN COM (= tenants in common), TEN ENT (= tenants by the entireties), JT TEN (= joint tenants with right of survivorship and not as tenants in common), CUST (= Custodian), and U/G/M/A (= Uniform Gifts to Minors Act).

                  (23) CUSIP Numbers. Pursuant to a recommendation promulgated by the Committee on Uniform Security Identification Procedures, the Company has caused CUSIP numbers to be printed on the Notes as a convenience to the Holders of the Notes. No representation is made as to the accuracy of such numbers as printed on the Notes and reliance may be placed only on the other identification numbers printed hereon.

                  The Company will furnish to any Holder of a Note upon written request and without charge a copy of the Indenture, which has the text of this Note. Requests may be made to: ACQUISITION CORP., c/o Weiss, Peck & Greer, L.L.C., One New York Plaza, New York, New York 10004.

                                 ASSIGNMENT FORM


                  If you the Holder want to assign this Note, fill in the form below and have your signature guaranteed:

I or we assign and transfer this Note to:

--------------------------------------

--------------------------------------

--------------------------------------
                  (Print or type name, address and zip code and social security or tax ID number of assignee)

and  irrevocably  appoint   _______________________________________,   agent  to
transfer this Note on the books of the Company. The agent may substitute another to act for him.


Dated:______________________       Signed:__________________________________
                                          (Sign exactly as your name appears
                                           on the other side of this Note)

Signature Guarantee:___________________________________

                  Signature must be guaranteed by an "eligible guarantor institution," that is, a bank, stockbroker, savings and loan association or credit union meeting the requirements of the Registrar, which requirements include membership or participation in the Securities Transfer Agent Medallion Program ("STAMP") or such other "signature guarantee program" as may be determined by the Registrar in addition to, or in substitution for, STAMP, all in accordance with the Securities Exchange Act of 1934, as amended.

                      [OPTION OF HOLDER TO ELECT PURCHASE]

                  If you want to elect to have this Note purchased by the Company pursuant to Section 4.15 or Section 4.16 of the Indenture, check the appropriate box:

                  Section 4.15 [     ]
                  Section 4.16 [     ]

                  If you want to elect to have only part of this Note purchased by the Company pursuant to Section 4.15 or Section 4.16 of the Indenture, state the amount you elect to have purchased:


$-----------------------


Dated: _________________                     _________________________________
                                               NOTICE: The signature on this
                                               assignment must correspond with
                                               the name as it appears upon the
                                               face of the within Note in every
                                               particular without alteration or
                                               enlargement or any change
                                               whatsoever and be guaranteed.


Signature Guarantee:__________________________________

                                                                       EXHIBIT C


UNLESS AND UNTIL IT IS EXCHANGED IN WHOLE OR IN PART FOR SECURITIES IN DEFINITIVE FORM, THIS SECURITY MAY NOT BE TRANSFERRED EXCEPT AS A WHOLE BY THE DEPOSITORY TO A NOMINEE OF THE DEPOSITORY, OR BY ANY SUCH NOMINEE OF THE DEPOSITORY, OR BY THE DEPOSITORY OR NOMINEE OF SUCH SUCCESSOR DEPOSITORY OR ANY SUCH NOMINEE TO A SUCCESSOR DEPOSITORY OR A NOMINEE OF SUCH SUCCESSOR DEPOSITORY. UNLESS THIS CERTIFICATE IS PRESENTED BY AN AUTHORIZED REPRESENTATIVE OF THE DEPOSITORY TRUST COMPANY, A NEW YORK CORPORATION ("DTC"), TO THE COMPANY OR ITS AGENT FOR REGISTRATION OF TRANSFER, EXCHANGE OR PAYMENT, AND ANY CERTIFICATE ISSUED IS REGISTERED IN THE NAME OF CEDE & CO. OR SUCH OTHER NAME AS IS REQUESTED BY AN AUTHORIZED REPRESENTATIVE OF DTC (AND ANY PAYMENT HEREON IS MADE TO CEDE & CO. OR TO SUCH OTHER ENTITY AS IS REQUESTED BY AN AUTHORIZED REPRESENTATIVE OF DTC), ANY TRANSFER, PLEDGE OR OTHER USE HEREOF FOR VALUE OR OTHERWISE BY OR TO ANY PERSON IS WRONGFUL INASMUCH AS THE REGISTERED OWNER HEREOF, CEDE & CO., HAS AN INTEREST HEREIN.

TRANSFERS OF THIS GLOBAL SECURITY SHALL BE LIMITED TO TRANSFERS IN WHOLE, BUT NOT IN PART, TO NOMINEES OF CEDE & CO. OR TO A SUCCESSOR THEREOF OR SUCH SUCCESSOR'S NOMINEE AND TRANSFERS OF PORTIONS OF THIS GLOBAL SECURITY SHALL BE LIMITED TO TRANSFERS MADE IN ACCORDANCE WITH THE RESTRICTIONS SET FORTH IN
SECTION 2.17 OF THE INDENTURE.

                                                                       EXHIBIT D


                            Form of Certificate To Be
                          Delivered in Connection with
                    Transfers to Non-QIB Accredited Investors

                                                          ---------- --, ----

New York, New York

Ladies and Gentlemen:

                  In connection with our proposed purchase of 12% Senior Subordinated Notes due 2008 (the "Notes") of ACQUISITION CORP. (the "Company"), we confirm that:

                  1. We understand that any subsequent transfer of the Notes is subject to certain restrictions and conditions set forth in the indenture relating to the Notes (the "Indenture") and the undersigned agrees to be bound by, and not to resell, pledge or otherwise transfer the Notes except in compliance with, such restrictions and conditions and the Securities Act of 1933, as amended (the "Securities Act"), and all applicable State securities laws.

                  2. We understand that the offer and sale of the Notes have not been registered under the Securities Act or any other applicable securities law, and that the Notes may not be offered or sold within the United States or to, or for the account or benefit of, U.S. persons except as permitted in the following sentence. We agree, on our own behalf and on behalf of any accounts for which we are acting as hereinafter stated, that if we should sell any Notes, we will do so only (i) to the Company or any subsidiary thereof, (ii) inside the United States in accordance with Rule 144A under the Securities Act to a person who we reasonably believe is a "qualified institutional buyer" (as defined in Rule 144A promulgated under the Securities Act), (iii) inside the United States to an institutional "accredited investor" (as defined below) that, prior to such transfer, furnishes (or has furnished on its behalf by a U.S. broker-dealer) to the Trustee (as defined in the Indenture) a signed letter containing certain representations and agreements relating to the restrictions on transfer of the Notes (the form of which letter can be
         obtained  from  the  Trustee),   (iv)  outside  the  United  States  in
         accordance with Rule 904 of Regulation S promulgated under the Securities Act, (v) pursuant to the exemption from registration provided by Rule 144 under the Securities Act (if available), or (vi) pursuant to an effective registration statement under the Securities Act, and we further agree to provide to any person purchasing any of the Notes from us a notice advising such purchaser that resales of the Notes are restricted as stated herein.

                  3. We understand that, on any proposed resale of any Notes, we will be required to furnish to the Trustee, the Company such certification, legal opinions and other information as the Trustee and the Company may reasonably require to confirm that the proposed sale complies with the foregoing restrictions. We further understand that the Notes purchased by us will bear a legend to the foregoing effect.

                  4. We are an institutional "accredited investor" (as defined in Rule 501(a)(1), (2), (3) or (7) of Regulation D under the Securities
         Act) and have such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of our investment in the Notes, and we and any accounts for which we are acting are each able to bear the economic risk of our or their investment, as the case may be.

                  5. We are acquiring the Notes purchased by us for our account or for one or more accounts (each of which is an institutional "accredited investor") as to each of which we exercise sole investment discretion.

                  6. We have received a copy of the Company's Offering Memorandum dated January 22, 1998 and acknowledge that we have had access to such financial and other information, and have been afforded the opportunity to ask such questions of representatives of the Company and receive answers thereto, as we deem necessary in connection with our decision to purchase the Notes.

                  You, the Company, the Trustee, the Initial Purchaser and others are entitled to rely upon this letter and are irrevocably authorized to produce this letter or a copy hereof to any interested party in any administrative or legal proceeding or official inquiry with respect to the matters covered hereby.

                                                     Very truly yours,

                                                     [Name of Transferee]


                                                      By:
                                                         ---------------------
                                                         Name:
                                                         Title:

                                                                       EXHIBIT E

                       Form of Certificate To Be Delivered
                          in Connection with Transfers
                            Pursuant to Regulation S

                                                         ---------- --, ----


New York, New York

         Re:      ACQUISITION CORP. (the "Company")
                  12% Senior Subordinated Notes due 2008
                  (the "Notes")

Ladies and Gentlemen:

                  In connection with our proposed sale of $__________ aggregate principal amount of the Notes, we confirm that such sale has been effected pursuant to and in accordance with Regulation S under the U.S. Securities Act of 1933, as amended (the "Securities Act"), and, accordingly, we represent that:

                  (1) the offer of the Notes was not made to a person in the United States;

                  (2) either (a) at the time the buy offer was originated, the transferee was outside the United States or we and any person acting on our behalf reasonably believed that the transferee was outside the United States, or (b) the transaction was executed in, on or through the facilities of a designated offshore securities market and neither we nor any person acting on our behalf knows that the transaction has been prearranged with a buyer in the United States;

                  (3) no directed selling efforts have been made in the United States in contravention of the requirements of Rule 903(b) or Rule 904(b) of Regulation S, as applicable;

                  (4) the transaction is not part of a plan or scheme to evade the registration requirements of the Securities Act; and

                  (5)  we  have   advised  the   transferee   of  the   transfer
         restrictions applicable to the Notes.

                  You, the Company and counsel for the Company are entitled to rely upon this letter and are irrevocably authorized to produce this letter or a copy hereof to any interested party in any administrative or legal proceedings or official inquiry with respect to the matters covered hereby. Terms used in this certificate have the meanings set forth in Regulation S.

                                                     Very truly yours,

                                                     [Name of Transferee]


                                                      By:
                                                         ---------------------
                                                          Authorized Signature

                                                                       EXHIBIT F

                                    GUARANTEE

                  For value received, the undersigned hereby unconditionally guarantees, as principal obligor and not only as a surety, to the Holder of this Note the cash payments in United States dollars of principal of, premium, if any, and interest on this Note (and including Additional Interest payable thereon) in the amounts and at the times when due and interest on the overdue principal, premium, if any, and interest, if any, of this Note, if lawful, and the payment or performance of all other obligations of the Company under the Indenture or the Notes, to the Holder of this Note and the Trustee, all in accordance with and subject to the terms and limitations of this Note, Article Twelve of the Indenture and this Guarantee. This Guarantee will become effective in accordance with Article Twelve of the Indenture and its terms shall be evidenced therein. This Guarantee will be subordinated to Guarantor Senior Indebtedness, as defined in the Indenture, and in accordance with Article Thirteen thereof. The validity and enforceability of any Guarantee shall not be affected by the fact that it is not affixed to any particular Note.

                  Capitalized terms used but not defined herein shall have the meanings ascribed to them in the Indenture dated as of January 29, 1998, among Acquisition corp., a Delaware corporation, the Subsidiary Guarantors named therein and State Street Bank and Trust Company, as trustee (the "Trustee"), as amended or supplemented (the "Indenture").

                  The obligations of the undersigned to the Holders of Notes and to the Trustee pursuant to this Guarantee and the Indenture are expressly set forth in Article Twelve of the Indenture and reference is hereby made to the Indenture for the precise terms of the Guarantee and all of the other provisions of the Indenture to which this Guarantee relates.

                  THIS GUARANTEE SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK WITHOUT GIVING EFFECT TO
PRINCIPLES OF CONFLICTS OF LAW. Each Subsidiary Guarantor hereby agrees to submit to the jurisdiction of the courts of the State of New York in any action or proceeding arising out of or relating to this Guarantee.

                  This Guarantee is subject to release upon the terms set forth in the Indenture.

                  IN WITNESS WHEREOF, each Subsidiary Guarantor has caused its Guarantee to be duly executed.


Date:  ____________________


                                              [NAME OF SUBSIDIARY GUARANTOR],
                                                     as Guarantor


                                                By:
                                                   ---------------------------
                                                   Name:
                                                   Title:

                                                                    EXHIBIT 10.1

                              EMPLOYMENT AGREEMENT


                  EMPLOYMENT AGREEMENT (this "Agreement"), dated as of February 16, 1998, between ATC Group Services Inc., a Delaware Corporation ("Employer" or "Company"), Acquisition Holdings, Inc., a Delaware corporation ("Holdings") and Nicholas J. Malino ("Executive").

                  WHEREAS, Acquisition Corp. has entered into an Agreement and Plan of Merger dated November 26, 1997 (the "Merger Agreement") to, among other things, acquire all of outstanding shares of common stock of the Company;

                  WHEREAS, in connection with the acquisition, Executive has agreed to enter into an employment contract with the Company upon the terms and conditions set forth herein;

                  WHEREAS, Holdings has agreed to grant certain options and restricted stock to the Executive in connection with his employment with the Company upon the terms and conditions set forth herein;

                  NOW, THEREFORE, in consideration of the premises and the mutual covenants herein contained, the parties hereto agree as follows:

                  1. Employment Term. The term of Executive's employment under this Agreement shall commence on the date hereof and expire on February 28, 2001 (the "Employment Term"); it being understood, however, that to the extent Executive's employment is terminated pursuant to Section 6, the Employment Term shall cease. This Agreement shall automatically extend for successive one year periods unless either party provides written notice of its intent not to renew no later than ninety days prior to the expiration of the then current term.

                  2. Position, Duties, Responsibilities.

                     (a) Position. Executive hereby accepts employment with the Company as its President and Chief Executive Officer in accordance with the terms and conditions herein. Executive shall devote his best efforts and his full professional time and attention (except for vacation, sick leave and other excused leaves of absence) to the performance of the services customarily incident to such office and consistent with past practices and customs at the Company and of such other duties as may be reasonably assigned to the Executive from time to time by the Board of Directors of the Company (the "Board"). Company will provide office facilities, secretarial and clerical support consistent with past practices and customs of the Company.

                           (b) Other Activities.  Except upon the prior written
consent of the Board, during the Employment Term, Executive will not (i) accept any other employment, or (ii) engage, directly or indirectly, in any other business activity (whether or not pursued for pecuniary advantage) that is competitive with, or that places him in a competing position to that of Company. This clause shall not prohibit Executive from investing his assets in a publicly traded company, so long as such investment does not include the performance of services by Executive in the operation or affairs of the companies in which such investments are made, or teaching, writing or publicly speaking, so long as these activities do not interfere or conflict with Executive's duties hereunder.

                  3. Compensation, Benefits, Expenses.

                     (a) Compensation. In consideration of the services to be rendered hereunder, Executive shall be paid a salary at the rate of $200,000 per year until March 1, 1998, and thereafter an annual salary of not less than $250,000, payable in accordance with the Company's payroll practices in effect during the course of this Agreement. Each year (commencing in 1999), effective March 1, Executive's annual salary shall increase by the percentage increase of the

Consumer Price Index (All items) ("CPI") for the area during the twelve month period prior to such date.

                     (b) Bonus. As further compensation for the services of Executive, the Company shall pay Executive annual cash bonuses determined as follows and payable within ninety (90) days of the end of the relevant fiscal year:
                     (i) Executive shall be eligible to receive with respect to each fiscal year during the term hereof a cash bonus in an aggregate amount equal to the Target Bonus Amount. For any fiscal year the Target Bonus Amount shall be equal to $100,000 if the Company achieves EBITDA equal to the Lower EBITDA Target for such fiscal year and $250,000 if the Company achieves EBITDA equal to or in excess of the Higher EBITDA Target for such fiscal year. If the Company achieves EBITDA for any fiscal year between the Lower EBITDA Target and Higher EBITDA Target, the Target Bonus Amount shall equal $150,000 times a fraction, the numerator of which is the amount of EBITDA achieved by the Company during such fiscal year in excess of the Lower EBITDA Target for such fiscal year and the denominator of which is the Higher EBITDA Target for such fiscal year minus the Lower EBITDA Target for such fiscal year. If the Company achieves EBITDA of less than the Lower EBITDA Target in any fiscal year, the Target Bonus Amount for such fiscal year shall equal zero. For fiscal 1999, the Lower EBITDA Target and Higher EBITDA Target shall be $27 million and $30 million, respectively; and for each fiscal year thereafter the Lower EBITDA Target and Higher EBITDA Target shall equal 115% of the Lower EBITDA Target and Higher EBITDA Target, respectively, for the prior fiscal year; provided that if revenues for any fiscal year increase by more than 20% from the prior fiscal year as a result of one or more acquisitions or mergers, then the Lower EBITDA Target and Higher EBITDA Target for such fiscal year shall be determined in good faith by the Board in consultation with Executive. The EBITDA between and including the Lower EBITDA Target and Higher EBITDA Target is hereinafter referred to as the "EBITDA Target".
                     (ii) For all purposes of this Agreement, EBITDA shall mean income before income taxes, depreciation, amortization and interest expense computed from the audited annual financial statements of the Company. Other operating target results for the 1999 fiscal year and future fiscal years shall be determined in good faith by the Board in consultation with Executive and may include, for example, among other things, maintaining the Company's technical capacity and high quality customer service, installation of a new MIS system, hiring a chief financial officer and, if appropriate, completing acquisitions. The parties will use their best efforts to establish other operating targets for fiscal 1999 within 30 days after the date hereof.
                    (iii) For purposes of calculating actual annual bonus amounts to be paid hereunder for any fiscal year, 66 2/3% of the Target Bonus Amount for such fiscal year shall be paid to Executive based upon achievement of the EBITDA Target for such fiscal year and 33 1/3% of the Target Bonus Amount for such fiscal year shall be paid to Executive based upon achievement of both the EBITDA Target and other operating targets for such fiscal year.

                     (c) Benefits. As he becomes eligible therefor, the Company shall provide Executive with the right to participate in and to receive benefits from all present and future life, vacation, accident, disability, medical, pension, and savings plans and all similar benefits made available generally to executives of the Company. The amount and extent of benefits to which Executive is entitled shall be governed by any applicable benefit plan, as it may be amended from time to time.

                     (d) Leased Automobile.  The Company shall provide
Executive during the Employment Term with a leased automobile similar to the vehicle provided to Employee at the commencement of this Agreement.

                     (e) Relocation Expenses. The Company shall pay the reasonable expenses incurred by Executive in connection with Executive's relocation to New York City, up to a maximum dollar amount equal to the lowest of three bids provided by a moving company to Executive in writing, and forwarded to the Company prior to Executive's relocation.

                     (f) Other Expenses. The Company shall reimburse Executive for reasonable travel and other business expenses incurred by Executive in the performance of his duties hereunder in accordance with Company's general policies, as they may be amended from time to time during the course of this Agreement.

                     (g) Options. Holdings shall grant to Executive, on or before March 31, 1998, options ("New Options") to purchase Holdings common stock, par value $0.01 per share ("Holdings Common Stock"), representing a maximum of 3.41% of the then common equity of Holdings on a fully diluted basis. The New Options shall have an initial exercise price of $12 per share and shall be subject to adjustment upon any stock split, subdivision, combination or other similar event. The New Options, Holdings Common Stock issued upon exercise thereof and the Holdings Restricted Common Stock referred to in Section 4 shall be subject to restrictions on transfer and subject to the right of repurchase by Holdings on the same terms as those applicable to Holdings Common Stock contained in the Employee Subscription Agreements dated January 20, 1998 (except to the extent otherwise provided herein with respect to the price to be paid to Executive upon any such repurchase as set forth herein).
                     (i) One half of the New Options, exercisable for 1.7% of the then common equity of Holdings on a fully diluted basis (the "Time Vested Options"), shall vest in equal 25% increments over a four year period, such vesting to occur on each of the first four anniversary dates of the commencement of the term of this Agreement; provided that all of such Time Vested Options shall vest upon a Change of Control and provided further that to the extent this Agreement is terminated pursuant to
Section 6(e) and a Change of Control occurs within six months of such termination (x) any of such Time Vested Options as well as any other options that vest based on time that had been forfeited upon such termination shall be reinstated and immediately vest and (y) Executive shall have the right to receive for each share of Holdings Common Stock theretofore purchased by Holdings upon such termination the difference between the amount Executive received from Holdings pursuant to such purchase and the amount, if any, to be paid for one share of Holdings Common Stock in such Change of Control. For purposes of this Agreement, Change of Control shall have the meaning set forth in the Indenture, dated January 29, 1998, between Acquisition Corp. and State Street Bank and Trust Company, as trustee.
                     (ii) With respect to the other half of the New Options, exercisable for the other 1.7% of the then common equity of Holdings on a fully diluted basis (the "Performance Based Options"), such Performance Based Options shall vest effective as of each of the first four anniversary dates of the commencement of the term of this Agreement, if the Company has achieved EBITDA for the immediately preceding fiscal year equal to at least the mid point of the Lower EBITDA Target and Higher EBITDA Target for such fiscal year. If the Company does not achieve such EBITDA for such immediately preceding fiscal year, the Performance Based Options eligible to vest for the fiscal year in question shall be forfeited.
                     (iii) Executive shall have the right to exercise any vested New Option within ten (10) business days of a termination of employment pursuant to Section 6, but not thereafter. Notwithstanding the provisions of the Employee Subscription Agreement dated January 20, 1998, in the event of termination pursuant to Section (6)(d) or (e), the purchase price to be paid by Holdings to Executive for any Holdings Common Stock whether or not issued upon exercise of any options (including the New Options) shall be the greater of the purchase price of such Holdings Common Stock or the Fair Market Value thereof.
                     "Fair Market Value" shall mean, at any time, per share of Holdings Common Stock (a) the arithmetic average of the daily last sale prices of the Holdings Common Stock for twenty consecutive trading days ending immediately prior to such time or, if no such sale takes place on such dates, the average of the closing bid and asked prices on such dates, in each case as officially reported on the principal national securities exchange on which the Holdings Common

Stock is then listed or admitted to trading, (b) if such Holdings Common Stock is not then listed or admitted to trading on any national securities exchange, but is designated as a national market system security by the NASD, the arithmetic average of the daily last trading prices of the Holdings Common Stock for twenty consecutive trading days ending immediately prior to such time, or if there shall have been no trading on such date, the average of the reported closing bid and asked prices on such dates as shown by the NASDAQ, (c) if the Holdings Common Stock is being offered in an initial public offering at or within 20 days prior to such time, the average price of such Holdings Common Stock per share, net of underwriter's discount and expenses, sold in such initial public offering, and (d) if the Holdings Common Stock is not then listed or admitted to trading on any national exchange or quoted in the over-the-counter market and not then being offered in the initial public offering, the fair market value of the Holdings Common Stock as determined in good faith by Holdings Board of Directors; provided that Executive shall have the right, within 7 days of receiving the Fair Market Value, to select a nationally recognized investment bank reasonably acceptable to Holdings to determine the Fair Market Value. To the extent that Executive elects to so retain such an investment bank, then Fair Market Value shall mean the fair market value chosen by such investment bank, provided that the cost and expense of such investment bank shall be borne by Executive if the fair market value determined by such investment bank shall be 5% or more greater than or less than the fair market value previously determined in good faith by Holdings Board of Directors.

                     4. Grant of Holdings Restricted Common Stock. On February 5, 1998, the effective date of the merger of Acquisition Corp. with and into the Company, Holdings issued to Executive 33,896 shares of Holdings Restricted Common Stock which shall vest on the dates set forth below; provided that on such date Executive shall then be employed by the Company and to the extent Executive's employment is terminated prior to any such date, the Holdings Restricted Common Stock scheduled to vest on such date shall be forfeited.

                               Number of Shares of
                               Holdings Restricted
                                  Common Stock
                       8,474. . . . . . . . .March 1, 1999
                       8,474. . . . . . . . .March 1, 2000
                       8,474. . . . . . . . .March 1, 2001
                       8,474. . . . . . . . .March 1, 2002

                     For purposes of Holding's repurchase right with respect to such Holdings Restricted Common Stock, the original per share purchase price for purposes of calculating Adjusted Purchase Price, as set forth in the Employee

Subscription Agreement dated as of January 20, 1998, shall be deemed to be $12 per share.

                     5. Special Bonus.

                     (a) Payment of Fiscal Year 1997 Bonus. The Company shall pay to the Executive a special bonus (the "Fiscal Year 1997 Bonus") (x) no later than June 1, 1998 or (y) to the extent the Company meets its budget for the first fiscal quarter of 1999, during the first fiscal quarter of 1999. The Fiscal Year 1997 Bonus shall equal $168,000.

                     (b) Release. Upon receipt of the Fiscal Year 1997 Bonus and Holdings Restricted Common Stock specified in Section 4 (whether or not any
Holdings Restricted Common Stock ultimately vests), Executive on behalf of himself and his heirs, successors and assigns, hereby releases and forever discharges the Company, its affiliates, and its former, present and future shareholders, officers, directors, successors, assigns and predecessors (the "Released Parties") of any and all claims, actions, causes of action, demands, rights, damages, debts, compensation, costs or other expenses, including without limitation attorneys' fees, of any nature whatsoever, known or unknown, which Executive ever had or has against the Released Parties arising out of any payments (including bonuses) for services rendered to the Released Parties for all prior periods.

                     6. Termination of Employment.

                     (a) By Death. If Executive dies prior to the expiration of the Employment Term, his base salary, bonus pursuant to Section 3(b) (if any) and accrued but unused vacation will be prorated through the day of his death, and paid to his beneficiaries or estate. Thereafter, Company's obligations hereunder shall terminate.

                     (b) By Disability. If Executive becomes "Permanently Disabled" (as defined below) prior to the expiration of the Employment Term, Company shall be entitled to terminate his employment, subject to the requirements of applicable law, and Executive shall be entitled to receive disability benefits in accordance with any applicable disability policy maintained by Company as of the date of such disability. In the event of such termination, Executive's base salary and bonus pursuant to Section 3(b) (if any) will be prorated through the date of termination and paid to him, and Executive shall receive a cash lump sum payment for accrued but unused vacation for the year of termination. Upon such termination, Company shall have no further obligations to the Executive hereunder other than to provide the Executive with the benefits as set forth in this subparagraph. For the purposes of this subparagraph, Executive shall be deemed "Permanently Disabled" when, and only when the Company determines, after consultation with Executive's physician, that Executive suffers a physical or mental disability that prevents Executive from performing the essential duties of his position with reasonable accommodations as may be required by law (i) for a period of one hundred twenty (120) consecutive days; or (ii) for an aggregate of one hundred fifty (150) business days in any twelve
(12) month period.

                     (c) By Company For Cause. If the Company terminates the Executive for "Cause" (as defined below), Company shall thereafter have no obligations to the Executive hereunder. "Cause" shall mean termination by Company of Executive's employment because of (i) any act or omission that constitutes a material breach by Executive of any of his obligations under this Agreement, or under any other material agreement with, or material written policy of Company, which act or omission is not cured within thirty days of the Company providing Executive with notice of the act, omission or failure deemed to constitute Cause; (ii) the failure or refusal by Executive to follow any lawful reasonable written direction of the Board, which failure or refusal is not cured within thirty days of the Company providing Executive with reasonably detailed written notice of the failure or refusal deemed to constitute Cause;
(iii) the conviction by Executive of a felony, a crime involving moral turpitude or the perpetration by Executive of a common law fraud; or (iv) any other willful act or omission by Executive, which is or will be materially injurious to the financial condition or business reputation of, or is otherwise materially injurious to the Company, which act or omission is not cured within thirty days of the Company providing Executive with reasonably detailed written notice of the act or omission deemed to constitute Cause. The parties hereto hereby agree that notwithstanding the provisions in the Employee Subscription Agreement between Executive and Holdings, dated as of January 20, 1998, the term "Cause" in such Employee Subscription Agreement shall be interpreted to mean Cause as defined in this Agreement.

                     (d) By Executive For Good Reason. Executive may terminate, without liability, the Employment Term for "Good Reason" (as defined below) upon thirty (30) business days' advance written notice to Company. Company shall pay Executive the annual salary to which he is entitled pursuant to Section 3(a) for 1 year from the date of such termination (the "Section 6(d) Termination Period"), less the amount of compensation, income or benefits earned or paid to Executive as an employee or consultant from any entity other than the Company during the Section 6(d) Termination Period; provided that in no event shall Executive be entitled to receive less than $125,000. In addition, the Company shall pay to Executive (x) all amounts due to Executive up to the date of termination under Sections 3(c) and 3(f) of this Agreement and (y) Executive's bonus pursuant to Section 3(b) (if any) prorated through the date of such termination. The Company shall have no obligations to Executive other than those set forth herein. Good Reason shall exist if: (i) there is an assignment to the Executive of any duties materially inconsistent with or which constitute a material adverse diminution in the Executive's position, duties, responsibilities, or status with Company, or a material adverse diminution in the Employee's reporting responsibilities, title, or offices; or (ii) there is a material breach by Company of this Agreement or any other material agreement between the Company and Executive. If Executive terminates his employment without Good Reason, Company shall thereafter have no obligations to Executive hereunder, except as otherwise required by law. Upon termination by Executive of his employment under this Section 6(d), Executive shall in good faith seek to obtain alternative employment in a comparable senior executive position and to otherwise mitigate the amount payable to Executive pursuant to this Section 6(d).

                     (e) Termination By the Company Other Than By Reason of Death, Disability or Cause. If the Company terminates Executive's employment for any reason other than death, disability or Cause, Company shall pay to Executive the compensation he is entitled to pursuant to Section 3(a) for 1 year from the date of such termination (the "Section 6(e) Termination Period"), less the amount of compensation, income or benefits earned or paid to Executive as an employee or consultant from any entity other than the Company during the Section 6(e) Termination Period; provided that in no event shall Executive be entitled to receive less than $125,000. In addition, the Company shall pay to Executive all amounts due to Executive up to the date of termination under Sections 3(c) and 3(f) of this Agreement. The payments and benefits provided for in this Section 6(e) are contingent on Executive executing a general release on behalf of the Company in the form attached hereto as Exhibit A. Upon termination of Executive under this Section 6(e), Executive shall in good faith seek to obtain alternative employment in a comparable senior executive position and to otherwise mitigate the amount payable to Executive pursuant to this Section 6(e).

                     (f) Bonus Calculation. The pro rata bonus pursuant to
Section 3(b) (if any) payable to Executive pursuant to Section 6(a), (b) or (d) shall be calculated at the end of the fiscal year in question and be determined based on the portion of such fiscal year Executive was employed by Company pursuant to this Agreement and whether or not the Company obtained its EBITDA Target and other operating targets for such fiscal year.

                     7. Proprietary Information.

                     (a) Defined. "Proprietary Information" is all proprietary, secret or confidential information pertaining to the business of the Company.

                     (b) General Restrictions on Use. Executive agrees to hold all Proprietary Information in strict confidence and trust for the sole benefit of Company and not directly or indirectly, to disclose, use, copy, publish, summarize, or remove from Company's premises any Propriety Information except
(i) during the Employment Term to the extent necessary to carry out Executive's responsibilities under this Agreement, and (ii) after termination of the Employment Term as specifically authorized in writing by the Board.

                     (c) Interference with Business; Competitive Activities. In consideration of his employment under this Agreement, Executive agrees that for a period of one (1) year after termination of the Employment Term (or any renewal term, if applicable), he shall not, for himself or for any third party, directly or indirectly (i) divert or attempt to divert from Company any business of any kind in which it is engaged, including, without limitation, the solicitation or interference with any of its suppliers or customers; (ii) employ, solicit for employment, or recommend for employment any person employed by Company during the period of such person's employment and for a period of one
(1) year thereafter, or (iii) engage in any business activity that is or may be competitive with the Company; provided that notwithstanding the foregoing, if Executive is terminated pursuant to Section 6(d) or 6(e), Executive shall be required to comply with the provisions of this Section 7(c) only for such time as Executive is receiving amounts he is entitled to pursuant to Section 3(a) in accordance with such Section 6(d) or 6(e), as the case may be. If the scope of any of the restrictions set forth above is too broad to permit enforcement of such restriction to its full extent, then such restriction shall be enforced to the maximum extent permitted by law, and Executive hereby consents and agrees that such scope may be judicially modified accordingly in any proceeding brought to enforce such restriction.

                     8. No Assignment.

                     (a) Neither this Agreement nor any right or interest hereunder shall be assignable by Executive, his beneficiaries or legal representatives, without Company's prior written consent; provided, however, that nothing in this subsection 8(a) shall preclude Executive from designating a beneficiary to receive upon his death any benefit payable hereunder, or the executors, administrators or other legal representatives of Executive's estate from assigning any rights hereunder to the person or persons entitled thereto.

                     (b) Except as otherwise required by law, without Company's prior written consent, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to exclusion, attachment, levy or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to effect any such action shall be null, void and of no effect.

                     9. Registration Rights.

                     (a) "Piggy-Back" Registrations. If Holdings proposes to register any shares of Holdings Common Stock under the Securities Act of 1933, as amended (the "Securities Act"), in connection with any offering of its securities, whether or not for its own account, Holdings shall furnish prompt written notice to Executive of its intention to effect such registration and the intended method of distribution in connection therewith. Upon the written request of Executive made to Holdings within 30 days after the receipt of such notice by Holdings, Holdings shall include in such registration in accordance with the other provisions of this Section 9, the requested number of Executive's Registrable Securities (a "Piggy-Back Registration").

                     (b) Underwriting Requirements. In connection with any offering involving an underwriting of Holdings Common Stock, Holdings shall not be required under Section 9(a) to include any of the securities of Executive in the registration of the securities to be included in such underwriting, or in such underwriting itself, unless Executive accepts the terms of the underwriting as agreed upon between Holdings and the underwriters selected by it, and then only in such quantity as the underwriters determine in their sole discretion will not jeopardize the success of the offering by Holdings. If the total amount of securities, including Registrable Securities, requested by Executive and any other stockholder of Holdings to be included in such offering, exceeds the number of securities that the underwriters determine in their sole discretion is compatible with the success of the offering, then Holdings shall be required to include in the offering only such number of Registrable Securities as the underwriters determine in their sole discretion will not jeopardize the success of the offering. In connection with any such offering, Holdings shall include in such registration (to the extent of the number which Holdings is so advised can be sold), first the securities, if any, being sold by Holdings, and second the securities proposed to be registered by WPG Corporate Development Associates V, L.P. or its affiliates, Jackson National Life
Insurance Company or its affiliates and any similar third party investors granted piggy-back registration rights, and third, Executive and any other stockholders (including other employees of the Company) of Holdings not included in the foregoing second priority. The Registrable Securities so included shall be apportioned among Executive and any other stockholders of Holdings pro rata in proportion to the total number of Registrable Securities and shares of Holdings Common Stock owned by them, respectively.

Notwithstanding anything herein to the contrary, to the extent the underwriters in any such Piggyback Registration determine that Executive must sell lesser pro rata shares than any other stockholder or no shares, Executive shall sell such lesser amount of shares or no shares as determined by such underwriters and the fact that Executive was required to sell such lesser amount of shares or no shares shall not affect the right of any other stockholders to include Holdings Common Stock in such registration.

                     (c) Expenses of Registration. With respect to a Piggy-back Registration, Holdings shall bear and pay all expenses incurred in connection with any registration, filing or qualification of Registrable Securities with respect to the registrations made pursuant to Section 9(a), including (without limitation) all registration, filing, and qualification fees, printers' and accounting fees, fees and disbursements of counsel for Holdings, but excluding fees and disbursements of counsel to holders of Registrable Securities and underwriting discounts and commissions relating to Registrable Securities.
                     As used in Section 9, the following shall have the following meaning:
                     "register", "registered" and "registration" shall refer to a registration effected by preparing and filing a registration statement in compliance with the Securities Act and the declaration or ordering of effectiveness of such registration statement.
                  "Registrable Securities" shall mean any and all shares of Holdings Common Stock whenever acquired. As to any particular Registrable Securities, such securities shall cease to be Registrable Securities when (i) a registration statement with respect to the sale of such securities shall have become effective under the Securities Act and such securities shall have been disposed of by Executive in accordance with such registration statement or (ii) such securities may be sold pursuant to Rule 144 of the Securities Act.

                     10. Notices. All notices, requests, claims, demands and other communications under this agreement shall be in writing and shall be deemed given if delivered personally or sent by overnight courier (providing proof of delivery) to the parties at the following addresses (or at such address for a party as shall be specified by like notice): (i) if to Company, to the addresses therefor specified in Section 10.02 of the Merger Agreement, (ii) if to Executive, 104 East 25th Street, New York, New York 10010.

                     11. Entire Agreement. The terms of this Agreement are intended by the parties to be the final expression of their agreement with respect to the employment of Executive by Company and may not be contradicted by evidence of any prior or contemporaneous agreement.

The parties further intend that this Agreement shall constitute the complete and exclusive statement of its terms and that no extrinsic evidence whatsoever may be introduced in any judicial, administrative, or other legal proceeding involving this Agreement.

                     12. Amendments; Waivers. This Agreement may not be modified, amended, or terminated except by an instrument in writing, signed by the Executive and by a duly authorized representative of Company other than Executive. By an instrument in writing similarly executed, either party may waive compliance by the other party with any provision of this Agreement that such other party was or is obligated to comply with or perform; provided, however, that such waiver shall not operate as a waiver of, or estoppel with respect to, any other or subsequent failure. No failure to exercise and no delay in exercising any right, remedy, or power hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any right, remedy, or power hereunder preclude any other or further exercise thereof or the exercise of any other right, remedy, or power provided herein or by law or in equity.

                     13. Confidentiality. Executive agrees that the terms and conditions of this Agreement are confidential and shall not be disclosed by Executive to any third parties, other than Executive's lawyers and other professional advisors, unless such disclosure is required by law.

                     14. Governing Law. The validity, interpretation, enforceability, and performance of this Agreement shall be governed by and construed in accordance with the law of the State of New York.

                     15. Employee Acknowledgment. Executive acknowledges (i) that he has consulted with or has had the opportunity to consult with independent counsel of his own choice concerning this Agreement and has been advised to do so by Company, and (ii) that he has read and understands the Agreement, is fully aware of its legal effect, and has entered into it freely based on his own judgment.

                     16. Binding Effect. This Agreement shall be binding upon and shall inure to the benefit of the Corporation and its respective successors and assigns, but the rights and obligation of Executive are personal and may not be assigned or delegated without the Company's prior written consent.

                     17. Arbitration. Any dispute between the parties arising under this Agreement or Executive's employment with the Company (or the termination thereof) shall not be decided in court, but instead shall be submitted to final, binding arbitration before the American Arbitration Association in New York City.

                     The parties have duly executed this Agreement as of the date first written above.


                                                   ATC GROUP SERVICES INC.


                                               By:  /s/  Christopher P. Vincze
                                                  ---------------------------
                                                  Name:  Christopher P. Vincze
                                                  Title: Chief Operating Officer


                                                   ACQUISITION HOLDINGS, INC.


                                               By:  /s/  Wesley W. Lang, Jr.
                                                  -----------------------------
                                                  Name:  Wesley W. Lang, Jr.
                                                  Title: President


                                                   EXECUTIVE


                                                    /s/  Nicholas J. Malino
                                                   ----------------------------
                                                         Nicholas J. Malino

                                                                       Exhibit A

                                 GENERAL RELEASE

                     In consideration of the payment of _____________________ received from ATC Group Services Inc. ("Employer"), _____________________ ("Employee") and except for all accrued but unpaid compensation, benefits and rights of Employee provided under Section 6(e) of that certain Employment Agreement between Employee, Employer and Acquisition Holdings, Inc., dated as of February 16, 1998 and all amendments and extensions thereto which the parties may adopt, Employee, on behalf of himself and his heirs, executors, administrators, successors and assigns, hereby releases, relieves and forever discharges Employer, its former and present subsidiaries, affiliates, branches, successors and assigns, and their former and present officers, directors, trustees, employees, agents and attorneys, (collectively, the "Released Parties"), from any and all claims, actions, causes of action, demands, rights, damages, debts, compensation, costs or other expenses, including without limitation attorneys' fees, of any nature whatsoever, whether known or unknown, which Employee ever had, now has, or which he, his heirs, executors, administrators, successors and assigns hereinafter can, shall or may have against the Released Parties arising out of any matter, cause, acts, conduct, claim or event, including without limitation all matters relating to Employee's employment with the Employer, including without limitation contract claims, tort claims, claims for compensation or benefits, personal injury claims and claims for attorneys' fees, and further includes all claims arising under the Age Discrimination in Employment of 1967, as amended, 29 U.S.C. ss. 621 et seq., National Labor Relations Act, as amended, 29 U.S.C. ss. 151 et seq., Title VII of the Civil Rights Act of 1964, as amended, 42 U.S.C. ss. 2000e et seq., the Americans with Disabilities Act of 1990, 42 U.S.C. ss. 12191 et seq., the Civil Rights Act of 1866, 42 U.S.C. ss. 1981, the Employee Retirement Income Security Act of 1974, as amended, 29 U.S.C. ss. 1001 et seq., or any other federal, state and local law or principal of contract law or common law; provided, however, that this General Release shall not operate to prohibit Employee from commencing an action to enforce the terms of his Employment Agreement.
                     Employee represents that he has not and will not file any complaints, grievances, or charges relating to his employment against any of the Released Parties.
                     Employee warrants that he is signing this General Release voluntarily, and that no promises or inducements for this General Release have been made, and he enters into this General Release without reliance upon any statement or representation by any of the Released Parties or any other person, concerning any fact material to this General Release. Employee acknowledges that he is not otherwise entitled to receive the consideration set forth above.

                     The Employer hereby advises the Employee to consult with legal counsel concerning this General Release. The Employee acknowledges that he has had at least twenty-one days in which to consider this General Release and has had the opportunity to obtain legal counsel concerning this General Release. Employee represents and warrants that he fully understands the terms of this General Release, and that he knowingly and voluntarily, of his own free will without any duress, being fully informed and after due deliberation, accepts its terms and signs the same as his own free act for the purpose of making full withdrawal, compromise and settlement of all claims.
                     This General Release contains the entire agreement among the parties hereto and the terms of this General Release are contractual and not a mere recital.
                     The Employee understands that he has seven (7) days to revoke this General Release after signing. Employee agrees that in the event he elects to revoke this General Release, he will provide the Employer with a written revocation by the close of business on the seventh day following his execution of this General Release.
                     PLEASE READ CAREFULLY BEFORE SIGNING. THIS DOCUMENT INCLUDES A RELEASE OF ALL KNOWN AND UNKNOWN CLAIMS, EXCEPT AS SPECIFICALLY PROVIDED HEREIN.


                                                    ---------------------
                                                          EMPLOYEE

STATE OF NEW YORK   )
                    : ss.:
COUNTY OF NEW YORK  )



                     On _________ , 1997 before me personally came _________ , to me known, and known to me to be the individual described herein, and who executed the foregoing General Release, and duly acknowledged to me that he executed the same of his own free will without any duress.


                                                       -----------------
                                                         NOTARY PUBLIC

                                                                    EXHIBIT 10.2

                              EMPLOYMENT AGREEMENT


                   EMPLOYMENT AGREEMENT (this "Agreement"), dated as of February 16, 1998, between ATC Group Services Inc., a Delaware Corporation ("Employer" or "Company"), Acquisition Holdings, Inc., a Delaware corporation ("Holdings") and Christopher P. Vincze ("Executive").

                   WHEREAS, Acquisition Corp. has entered into an Agreement and Plan of Merger dated November 26, 1997 (the "Merger Agreement") to, among other things, acquire all of outstanding shares of common stock of the Company;

                   WHEREAS, in connection with the acquisition, Executive has agreed to enter into an employment contract with the Company upon the terms and conditions set forth herein;

                   WHEREAS, Holdings has agreed to grant certain options and restricted stock to the Executive in connection with his employment with the Company upon the terms and conditions set forth herein;

                   NOW, THEREFORE, in consideration of the premises and the mutual covenants herein contained, the parties hereto agree as follows:

                   1. Employment Term. The term of Executive's employment under this Agreement shall commence on the date hereof and expire on February 28, 2001 (the "Employment Term"); it being understood, however, that to the extent Executive's employment is terminated pursuant to Section 6, the Employment Term shall cease. This Agreement shall automatically extend for successive one year periods unless either party provides written notice of its intent not to renew no later than ninety days prior to the expiration of the then current term.

                     2. Position, Duties, Responsibilities.

                   (a) Position. Executive hereby accepts employment with the Company as its Chief Operating Officer in accordance with the terms and conditions herein. Executive shall devote his best efforts and his full professional time and attention (except for vacation, sick leave and other excused leaves of absence) to the performance of the services customarily incident to such office and consistent with past practices and customs at the Company and of such other duties as may be reasonably assigned to the Executive from time to time by the Board of Directors of the Company (the "Board"). Company will provide office facilities, secretarial and clerical support consistent with past practices and customs of the Company.

                   (b) Other Activities. Except upon the prior written consent of the Board, during the Employment Term, Executive will not (i) accept any other employment, or (ii) engage, directly or indirectly, in any other business activity (whether or not pursued for pecuniary advantage) that is competitive with, or that places him in a competing position to that of Company. This clause shall not prohibit Executive from investing his assets in a publicly traded company, so long as such investment does not include the performance of services by Executive in the operation or affairs of the companies in which such investments are made, or teaching, writing or publicly speaking, so long as these activities do not interfere or conflict with Executive's duties hereunder.

                   3. Compensation, Benefits, Expenses.

                           (a) Compensation.  In consideration of the services
to be rendered hereunder, Executive shall be paid a salary at the rate of $200,000 per year until March 1, 1998, and thereafter an annual salary of not less than $250,000, payable in accordance with the Company's payroll practices in effect during the course of this Agreement. Each year (commencing in 1999), effective March 1, Executive's annual salary shall increase by the percentage increase of the

Consumer Price Index (All items) ("CPI") for the area during the twelve month period prior to such date.

                   (b) Bonus. As further compensation for the services of Executive, the Company shall pay Executive annual cash bonuses determined as follows and payable within ninety (90) days of the end of the relevant fiscal year:
                   (i) Executive shall be eligible to receive with respect to each fiscal year during the term hereof a cash bonus in an aggregate amount equal to the Target Bonus Amount. For any fiscal year the Target Bonus Amount shall be equal to $100,000 if the Company achieves EBITDA equal to the Lower EBITDA Target for such fiscal year and $250,000 if the Company achieves EBITDA equal to or in excess of the Higher EBITDA Target for such fiscal year. If the Company achieves EBITDA for any fiscal year between the Lower EBITDA Target and Higher EBITDA Target, the Target Bonus Amount shall equal $150,000 times a fraction, the numerator of which is the amount of EBITDA achieved by the Company during such fiscal year in excess of the Lower EBITDA Target for such fiscal year and the denominator of which is the Higher EBITDA Target for such fiscal year minus the Lower EBITDA Target for such fiscal year. If the Company achieves EBITDA of less than the Lower EBITDA Target in any fiscal year, the Target Bonus Amount for such fiscal year shall equal zero. For fiscal 1999, the Lower EBITDA Target and Higher EBITDA Target shall be $27 million and $30 million, respectively; and for each fiscal year thereafter the Lower EBITDA Target and Higher EBITDA Target shall equal 115% of the Lower EBITDA Target and Higher EBITDA Target, respectively, for the prior fiscal year; provided that if revenues for any fiscal year increase by more than 20% from the prior fiscal year as a result of one or more acquisitions or mergers, then the Lower EBITDA Target and Higher EBITDA Target for such fiscal year shall be determined in good faith by the Board in consultation with Executive. The EBITDA between and including the Lower EBITDA Target and Higher EBITDA Target is hereinafter referred to as the "EBITDA Target".
                   (ii) For all purposes of this Agreement, EBITDA shall mean income before income taxes, depreciation, amortization and interest expense computed from the audited annual financial statements of the Company. Other operating target results for the 1999 fiscal year and future fiscal years shall be determined in good faith by the Board in consultation with Executive and may include, for example, among other things, maintaining the Company's technical capacity and high quality customer service, installation of a new MIS system, hiring a chief financial officer and, if appropriate, completing acquisitions. The parties will use their best efforts to establish other operating targets for fiscal 1999 within 30 days after the date hereof.
                   (iii) For purposes of calculating actual annual bonus amounts to be paid hereunder for any fiscal year, 66 2/3% of the Target Bonus Amount for such fiscal year shall be paid to Executive based upon achievement of the Lower EBITDA Target for such fiscal year and 33 1/3% of the Target Bonus Amount for such fiscal year shall be paid to Executive based upon achievement of both the EBITDA Target and other operating targets for such fiscal year.

                   (c) Benefits. As he becomes eligible therefor, the Company shall provide Executive with the right to participate in and to receive benefits from all present and future life, vacation, accident, disability, medical, pension, and savings plans and all similar benefits made available generally to executives of the Company. The amount and extent of benefits to which Executive is entitled shall be governed by any applicable benefit plan, as it may be amended from time to time.

                   (d) Automobile Allowance. The Company shall provide Executive during the Employment Term with an automobile allowance of $750 per month.

                   (e) Expenses. The Company shall reimburse Executive for reasonable travel and other business expenses incurred by Executive in the performance of his duties hereunder in accordance with Company's general policies, as they may be amended from time to time during the course of this Agreement.

                   (f) Repayment of Loan. This Agreement shall not impact Executive's obligation to repay the Company an outstanding loan in the amount of $7,657.50, which loan was extended to Executive by the Company pursuant to a loan agreement.

                   (g) Options. Holdings shall grant to Executive, on or before March 31, 1998, options ("New Options") to purchase Holdings common stock, par value $0.01 per share ("Holdings Common Stock"), representing a maximum of 3.41% of the then common equity of Holdings on a fully diluted basis. The New Options shall have an initial exercise price of $12 per share and shall be subject to adjustment upon any stock split, subdivision, combination or other similar event. The New Options, Holdings Common Stock issued upon exercise thereof and the Holdings Restricted Common Stock referred to in Section 4 shall be subject to restrictions on transfer and subject to the right of repurchase by Holdings on the same terms as those applicable to Holdings Common Stock contained in the Employee Subscription Agreements dated January 20, 1998 (except to the extent otherwise provided herein with respect to the price to be paid to Executive upon any such repurchase as set forth herein).
                   (i) One half of the New Options, exercisable for 1.7% of the then common equity of Holdings on a fully diluted basis (the "Time Vested Options"), shall vest in equal 25% increments over a four year period, such vesting to occur on each of the first four anniversary dates of the commencement of the term of this Agreement; provided that all of such Time Vested Options shall vest upon a Change of Control and provided further that to the extent this Agreement is terminated pursuant to Section 6(e) and a Change of Control occurs within six months of such termination (x) any of such Time Vested Options as well as any other options that vest based on time that had been forfeited upon such termination shall be reinstated and immediately vest and (y) Executive shall have the right to receive for each share of Holdings Common Stock theretofore purchased by Holdings upon such termination the difference between the amount Executive received from Holdings pursuant to such purchase and the amount, if any, to be paid for one share of Holdings Common Stock in such Change of Control. For purposes of this Agreement, Change of Control shall have the meaning set forth in the Indenture, dated January 29, 1998, between Acquisition Corp. and State Street Bank and Trust Company, as trustee.
                   (ii) With respect to the other half of the New Options, exercisable for the other 1.7% of the then common equity of Holdings on a fully diluted basis (the "Performance Based Options"), such Performance Based Options shall vest effective as of each of the first four anniversary dates of the commencement of the term of this Agreement, if the Company has achieved EBITDA for the immediately preceding fiscal year equal to at least the mid-point of the Lower EBITDA Target and Higher EBITDA Target for such fiscal year.

If the Company does not achieve such EBITDA for such immediately preceding fiscal year, the Performance Based Options eligible to vest for the fiscal year in question shall be forfeited.
                   (iii) Executive shall have the right to exercise any vested New Option within ten (10) business days of a termination of employment pursuant to Section 6, but not thereafter. Notwithstanding the provisions of the Employee Subscription Agreement dated January 20, 1998, in the event of termination pursuant to Section (6)(d) or (e), the purchase price to be paid by Holdings to Executive for any Holdings Common Stock whether or not issued upon exercise of any options (including the New Options) shall be the greater of the purchase price of such Holdings Common Stock or the Fair Market Value thereof.
                   "Fair Market Value" shall mean, at any time, per share of Holdings Common Stock (a) the arithmetic average of the daily last sale prices of the Holdings Common Stock for twenty consecutive trading days ending immediately prior to such time or, if no such sale takes place on such dates, the average of the closing bid and asked prices on such dates, in each case as officially reported on the principal national securities exchange on which the Holdings Common Stock is then listed or admitted to trading, (b) if such Holdings Common Stock is not then listed or admitted to trading on any national securities exchange, but is designated as a national market system security by the NASD, the arithmetic average of the daily last trading prices of the Holdings Common Stock for twenty consecutive trading days ending immediately prior to such time, or if there shall have been no trading on such date, the average of the reported closing bid and asked prices on such dates as shown by the NASDAQ, (c) if the Holdings Common Stock is being offered in an initial public offering at or within 20 days prior to such time, the average price of such Holdings Common Stock per share, net of underwriter's discount and expenses, sold in such initial public offering, and (d) if the Holdings Common Stock is not then listed or admitted to trading on any national exchange or quoted in the over-the-counter market and not then being offered in the initial public offering, the fair market value of the Holdings Common Stock as determined in good faith by Holdings Board of Directors; provided that Executive shall have the right, within 7 days of receiving the Fair Market Value, to select a nationally recognized investment bank reasonably acceptable to Holdings to determine the Fair Market Value. To the extent that Executive elects to so retain such an investment bank, then Fair Market Value shall mean the fair market value chosen by such investment bank, provided that the cost and expense of such investment bank shall be borne by Executive if the fair market value determined by such investment bank shall be 5% or more greater than or less than the fair market value previously determined in good faith by Holdings Board of Directors.

                   4. Grant of Holdings Restricted Common Stock. On February 5, 1998, the effective date of the merger of Acquisition Corp. with and into the Company, Holdings issued to Executive 33,896 shares of Holdings Restricted Common Stock which shall vest on the dates set forth below; provided that on any such date Executive shall then be employed by the Company and to the extent Executive's employment is terminated prior to any such date, the Holdings Restricted Common Stock scheduled to vest on such date shall be forfeited.

                                Number of Shares
                             of Holdings Restricted
                                  Common Stock

                       8,474. . . . . . . . .March 1, 1999
                       8,474. . . . . . . . .March 1, 2000
                       8,474. . . . . . . . .March 1, 2001
                       8,474. . . . . . . . .March 1, 2002

                   For purposes of Holding's repurchase right with respect to such Holdings Restricted Common Stock, the original per share purchase price for purposes of calculating Adjusted Purchase Price, as set forth in the Employee Subscription Agreement dated as of January 20, 1998, shall be deemed to be $12 per share.

                   5. Special Bonus.

                   (a) Payment of Fiscal Year 1997 Bonus. The Company shall pay to the Executive a special bonus (the "Fiscal Year 1997 Bonus") (x) no later than June 1, 1998 or (y) to the extent the Company meets its budget for the first fiscal quarter of 1999, during the first fiscal quarter of 1999. The Fiscal Year 1997 Bonus shall equal $168,000.

                   (b) Release. Upon receipt of the Fiscal Year 1997 Bonus and Holdings Restricted Common Stock specified in Section 4 (whether or not any
Holdings Restricted Common Stock ultimately vests), Executive on behalf of himself and his heirs, successors and assigns, hereby releases and forever discharges the Company, its affiliates, and its former, present and future shareholders, officers, directors, successors, assigns and predecessors (the "Released Parties") of any and all claims, actions, causes of action, demands, rights, damages, debts, compensation, costs or other expenses, including without limitation attorneys' fees, of any nature whatsoever, known or unknown, which Executive ever had or has against the Released Parties arising out of any payments (including bonuses) for services rendered to the Released Parties for all prior periods.

                   6. Termination of Employment.

                   (a) By Death. If Executive dies prior to the expiration of the Employment Term, his base salary, bonus pursuant to Section 3(b) (if any) and accrued but unused vacation will be prorated through the day of his death, and paid to his beneficiaries or estate. Thereafter, Company's obligations hereunder shall terminate.

                   (b) By Disability. If Executive becomes "Permanently Disabled" (as defined below) prior to the expiration of the Employment Term, Company shall be entitled to terminate his employment, subject to the requirements of applicable law, and Executive shall be entitled to receive disability benefits in accordance with any applicable disability policy maintained by Company as of the date of such disability. In the event of such termination, Executive's base salary and bonus pursuant to Section 3(b)(if any) will be prorated through the date of termination and paid to him, and Executive shall receive a cash lump sum payment for accrued but unused vacation for the year of termination. Upon such termination, Company shall have no further obligations to the Executive hereunder other than to provide the Executive with the benefits as set forth in this subparagraph. For the purposes of this subparagraph, Executive shall be deemed "Permanently Disabled" when, and only when the Company determines, after consultation with Executive's physician, that Executive suffers a physical or mental disability that prevents Executive from performing the essential duties of his position with reasonable accommodations as may be required by law (i) for a period of one hundred twenty (120) consecutive days; or (ii) for an aggregate of one hundred fifty (150) business days in any twelve (12) month period.

                   (c) By Company For Cause. If the Company terminates the Executive for "Cause" (as defined below), Company shall thereafter have no obligations to the Executive hereunder. "Cause" shall mean termination by Company of Executive's employment because of (i) any act or omission that constitutes a material breach by Executive of any of his obligations under this Agreement, or under any other material agreement with, or material written policy of Company, which act or omission is not cured within thirty days of the Company providing Executive with notice of the act, omission or failure deemed to constitute Cause; (ii) the failure or refusal by Executive to follow any lawful reasonable written direction of the Board, which failure or refusal is not cured within thirty days of the Company providing Executive with reasonably detailed written notice of the failure or refusal deemed to constitute Cause;
(iii) the conviction by Executive of a felony, a crime involving moral turpitude or the perpetration by Executive of a common law fraud; or (iv) any other willful act or omission by Executive, which is or will be materially injurious to the financial condition or business reputation of, or is otherwise materially injurious to Company, which act or omission is not cured within thirty days of the Company providing Executive with reasonably detailed written notice of the act or omission deemed to constitute  Cause.  The parties  hereto  hereby agree that  notwithstanding  the provisions in the Employee Subscription Agreement between Executive and Holdings, dated as of January 20, 1998, the term "Cause" in such Employee Subscription Agreement shall be interpreted to mean Cause as defined in this Agreement.

                   (d) By Executive For Good Reason. Executive may terminate, without liability, the Employment Term for "Good Reason" (as defined below) upon thirty (30) business days' advance written notice to Company. Company shall pay Executive the annual salary to which he is entitled pursuant to Section 3(a) for 1 year from the date of such termination (the "Section 6(d) Termination Period"), less the amount of compensation, income or benefits earned or paid to Executive as an employee or consultant from any entity other than the Company during the Section 6(d) Termination Period; provided that in no event shall Executive be entitled to receive less than $125,000. In addition, the Company shall pay to Executive (x) all amounts due to Executive up to the date of termination under Sections 3(c) and 3(f) of this Agreement and (y) Executive's bonus pursuant to Section 3(b)(if any) prorated through the date of such termination. The Company shall have no obligations to Executive other than those set forth herein. Good Reason shall exist if: (i) there is an assignment to the Executive of any duties materially inconsistent with or which constitute a material adverse diminution in the Executive's position, duties, responsibilities, or status with Company, or a material adverse diminution in the Employee's reporting responsibilities, title, or offices; or (ii) there is a material breach by Company of this Agreement or any other material agreement between the Company and Executive. If Executive terminates his employment without Good Reason, Company shall thereafter have no obligations to Executive hereunder, except as otherwise required by law. Upon termination by Executive of his employment under this Section 6(d), Executive shall in good faith seek to obtain alternative employment in a comparable senior executive position and to otherwise mitigate the amount payable to Executive pursuant to this Section 6(d).

                   (e) Termination By the Company Other Than By Reason of Death, Disability or Cause. If the Company terminates Executive's employment for any reason other than death, disability or Cause, Company shall pay to Executive the compensation he is entitled to pursuant to Section 3(a) for 1 year from the date of such termination (the "Section 6(e) Termination Period"), less the amount of compensation, income or benefits earned or paid to Executive as an employee or consultant from any entity other than the Company during the Section 6(e) Termination Period; provided that in no event shall Executive be entitled to receive less than $125,000. In addition, the Company shall pay to Executive all amounts due to Executive up to the date of termination under Sections 3(c) and 3(f) of this Agreement. The payments and benefits provided for in this
Section 6(e) are contingent on Executive executing a general release on behalf of the Company in the form attached hereto as Exhibit A. Upon termination of Executive under this Section 6(e), Executive shall in good faith seek to obtain alternative employment in a comparable senior executive position and to otherwise mitigate the amount payable to Executive pursuant to this Section 6(e).

                   (f) Bonus Calculation. The pro rata bonus pursuant to Section 3(b) (if any) payable to Executive pursuant to Section 6(a), (b) or (d) shall be calculated at the end of the fiscal year in question and be determined based on the portion of such fiscal year Executive was employed by Company pursuant to this Agreement and whether or not the Company obtained its EBITDA Target and other operating targets for such fiscal year.

                   7. Proprietary Information.

                   (a) Defined. "Proprietary Information" is all proprietary, secret or confidential information pertaining to the business of the Company.

                   (b) General Restrictions on Use. Executive agrees to hold all Proprietary Information in strict confidence and trust for the sole benefit of Company and not directly or indirectly, to disclose, use, copy, publish, summarize, or remove from Company's premises any Propriety Information except
(i) during the Employment Term to the extent necessary to carry out Executive's responsibilities under this Agreement, and (ii) after termination of the Employment Term as specifically authorized in writing by the Board.

                   (c) Interference with Business: Competitive Activities. In consideration of his employment under this Agreement, Executive agrees that for a period of one (1) year after termination of the Employment Term (or any renewal term, if applicable), he shall not, for himself or for any third party, directly or indirectly (i) divert or attempt to divert from Company any business of any kind in which it is engaged, including, without limitation, the solicitation or interference with any of its suppliers or customers; (ii) employ, solicit for employment, or recommend for employment any person employed by Company during the period of such person's employment and for a period of one
(1) year thereafter, or (iii) engage in any business activity that is or may be competitive with the Company; provided that notwithstanding the foregoing, if Executive is terminated pursuant to Section 6(d) or 6(e), Executive shall be required to comply with the provisions of this Section 7(c) only for such time as Executive is receiving amounts he is entitled to pursuant to Section 3(a) in accordance with such Section 6(d) or 6(e), as the case may be. If the scope of any of the restrictions set forth above is too broad to permit enforcement of such restriction to its full extent, then such restriction shall be enforced to the maximum extent permitted by law, and Executive hereby consents and agrees that such scope may be judicially modified accordingly in any proceeding brought to enforce such restriction.

                   8. No Assignment.

                   (a)  Neither  this   Agreement  nor  any  right  or  interest
hereunder shall be assignable by Executive, his beneficiaries or legal representatives, without Company's prior written consent; provided, however, that nothing in this subsection 8(a) shall preclude Executive from designating a beneficiary to receive upon his death any benefit payable hereunder, or the executors, administrators or other legal representatives of Executive's estate from assigning any rights hereunder to the person or persons entitled thereto.

                   (b) Except as otherwise required by law, without Company's prior written consent, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to exclusion, attachment, levy or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to effect any such action shall be null, void and of no effect.

                   9. Registration Rights.

                   (a) "Piggy-Back" Registrations. If Holdings proposes to register any shares of Holdings Common Stock under the Securities Act of 1933, as amended (the "Securities Act"), in connection with any offering of its securities, whether or not for its own account, Holdings shall furnish prompt written notice to Executive of its intention to effect such registration and the intended method of distribution in connection therewith. Upon the written request of Executive made to Holdings within 30 days after the receipt of such notice by Holdings, Holdings shall include in such registration in accordance with the other provisions of this Section 9, the requested number of Executive's Registrable Securities (a "Piggy-Back Registration").

                   (b) Underwriting Requirements. In connection with any offering involving an underwriting of Holdings Common Stock, Holdings shall not be required under Section 9(a) to include any of the securities of Executive in the registration of the securities to be included in such underwriting, or in such underwriting itself, unless Executive accepts the terms of the underwriting as agreed upon between Holdings and the underwriters selected by it, and then only in such quantity as the underwriters determine in their sole discretion will not jeopardize the success of the offering by Holdings. If the total amount of securities, including Registrable Securities, requested by Executive and any other stockholder of Holdings to be included in such offering, exceeds the number of securities that the underwriters determine in their sole discretion is compatible with the success of the offering, then Holdings shall be required to include in the offering only such number of Registrable Securities as the underwriters determine in their sole discretion will not jeopardize the success of the offering. In connection with any such offering, Holdings shall include in such registration (to the extent of the number which Holdings is so advised can be sold), first the securities, if any, being sold by Holdings, and second the securities proposed to be registered by WPG Corporate Development Associates V, L.P. or its affiliates, Jackson National Life Insurance Company or its affiliates and any similar third party investors granted piggy-back registration rights, and third, Executive and any other stockholders (including other employees of the Company) of Holdings not included in the foregoing second priority. The Registrable Securities so included shall be apportioned among Executive and any other stockholders of Holdings pro rata in proportion to the total number of Registrable Securities and shares of Holdings Common Stock owned by them, respectively. Notwithstanding anything herein to the contrary, to the extent the underwriters in any such Piggyback Registration determine that Executive must sell lesser pro rata shares than any other stockholder or no shares, Executive shall sell such lesser amount of shares or no shares as determined by such underwriters and the fact that Executive was required to sell such lesser amount of shares or no shares shall not affect the right of any other stockholders to include Holdings Common Stock in such registration.

                   (c)  Expenses of  Registration.  With respect to a Piggy-back
Registration, Holdings shall bear and pay all expenses incurred in connection with any registration, filing or qualification of Registrable Securities with respect to the registrations made pursuant to Section 9(a), including (without limitation) all registration, filing, and qualification fees, printers' and accounting fees, fees and disbursements of counsel for Holdings, but excluding fees and disbursements of counsel to holders of Registrable Securities and underwriting discounts and commissions relating to Registrable Securities.
                   As used in Section 9, the following  shall have the following meaning: "register", "registered" and "registration" shall refer to a registration effected by preparing and filing a registration statement in compliance with the Securities Act and the declaration or ordering of effectiveness of such registration statement.
                   "Registrable Securities" shall mean any and all shares of
Holdings Common Stock whenever acquired. As to any particular Registrable Securities, such securities shall cease to be Registrable Securities when (i) a registration statement with respect to the sale of such securities shall have become effective under the Securities Act and such securities shall have been disposed of by Executive in accordance with such registration statement or (ii) such securities may be sold pursuant to Rule 144 of the Securities Act.

                   10. Notices. All notices, requests, claims, demands and other communications under this agreement shall be in writing and shall be deemed given if delivered personally or sent by overnight courier (providing proof of delivery) to the parties at the following addresses (or at such address for a party as shall be specified by like notice): (i) if to Company, to the addresses therefor specified in Section 10.02 of the Merger Agreement, (ii) if to Executive, 1 Eisenhaure Lane, North Reading, MA 01864.

                   11. Entire Agreement. The terms of this Agreement are intended by the parties to be the final expression of their agreement with respect to the employment of Executive by Company and may not be contradicted by evidence of any prior or contemporaneous agreement. The parties further intend that this Agreement shall constitute the complete and exclusive statement of its terms and that no extrinsic evidence whatsoever may be introduced in any judicial, administrative, or other legal proceeding involving this Agreement.

                   12. Amendments; Waivers. This Agreement may not be modified, amended, or terminated except by an instrument in writing, signed by the Executive and by a duly authorized representative of Company other than Executive. By an instrument in writing similarly executed, either party may waive compliance by the other party with any provision of this Agreement that such other party was or is obligated to comply with or perform; provided, however, that such waiver shall not operate as a waiver of, or estoppel with respect to, any other or subsequent failure. No failure to exercise and no delay in exercising any right, remedy, or power hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any right, remedy, or power hereunder preclude any other or further exercise thereof or the exercise of any other right, remedy, or power provided herein or by law or in equity.

                   13. Confidentiality. Executive agrees that the terms and conditions of this Agreement are confidential and shall not be disclosed by Executive to any third parties, other than Executive's lawyers and other professional advisors, unless such disclosure is required by law.

                   14.    Governing    Law.   The   validity,    interpretation,
enforceability, and performance of this Agreement shall be governed by and construed in accordance with the law of the State of New York.

                   15. Employee Acknowledgment. Executive acknowledges (i) that he has consulted with or has had the opportunity to consult with independent counsel of his own choice concerning this Agreement and has been advised to do so by Company, and (ii) that he has read and understands the Agreement, is fully aware of its legal effect, and has entered into it freely based on his own judgment.
                   16. Binding Effect. This Agreement shall be binding upon and shall inure to the benefit of the Corporation and its respective successors and assigns, but the rights and obligation of Executive are personal and may not be assigned or delegated without the Company's prior written consent.

                   17.  Arbitration.  Any dispute  between  the parties  arising under this Agreement or Executive's employment with the Company (or the termination thereof) shall not be decided in court, but instead shall be submitted to final, binding arbitration before the American Arbitration Association in New York City.

                   The parties have duly executed this Agreement as of the date first written above.
                                                   ATC GROUP SERVICES INC.


                                               By:  /s/  Nicholas J. Malino
                                                  ---------------------------
                                                  Name:  Nicholas J. Malino
                                                  Title: Chief Executive Officer


                                                   ACQUISITION HOLDINGS, INC.


                                               By:  /s/  Wesley W. Lang, Jr.
                                                  -----------------------------
                                                  Name:  Wesley W. Lang, Jr.
                                                  Title: President


                                                   EXECUTIVE


                                                    /s/  Christopher P. Vincze
                                                   ----------------------------
                                                         Christopher P. Vincze

                                                                       Exhibit A

                                 GENERAL RELEASE

                     In consideration of the payment of _____________________ received from ATC Group Services Inc. ("Employer"), _____________________ ("Employee") and except for all accrued but unpaid compensation, benefits and rights of Employee provided under Section 6(e) of that certain Employment Agreement between Employee, Employer and Acquisition Holdings, Inc., dated as of February 16, 1998 and all amendments and extensions thereto which the parties may adopt, Employee, on behalf of himself and his heirs, executors, administrators, successors and assigns, hereby releases, relieves and forever discharges Employer, its former and present subsidiaries, affiliates, branches, successors and assigns, and their former and present officers, directors, trustees, employees, agents and attorneys, (collectively, the "Released Parties"), from any and all claims, actions, causes of action, demands, rights, damages, debts, compensation, costs or other expenses, including without limitation attorneys' fees, of any nature whatsoever, whether known or unknown, which Employee ever had, now has, or which he, his heirs, executors, administrators, successors and assigns hereinafter can, shall or may have against the Released Parties arising out of any matter, cause, acts, conduct, claim or event, including without limitation all matters relating to Employee's employment with the Employer, including without limitation contract claims, tort claims, claims for compensation or benefits, personal injury claims and claims for attorneys' fees, and further includes all claims arising under the Age Discrimination in Employment of 1967, as amended, 29 U.S.C. ss. 621 et seq., National Labor Relations Act, as amended, 29 U.S.C. ss. 151 et seq., Title VII of the Civil Rights Act of 1964, as amended, 42 U.S.C. ss. 2000e et seq., the Americans with Disabilities Act of 1990, 42 U.S.C. ss. 12191 et seq., the Civil Rights Act of 1866, 42 U.S.C. ss. 1981, the Employee Retirement Income Security Act of 1974, as amended, 29 U.S.C. ss. 1001 et seq., or any other federal, state and local law or principal of contract law or common law; provided, however, that this General Release shall not operate to prohibit Employee from commencing an action to enforce the terms of his Employment Agreement.
                     Employee represents that he has not and will not file any complaints, grievances, or charges relating to his employment against any of the Released Parties.
                     Employee warrants that he is signing this General Release voluntarily, and that no promises or inducements for this General Release have been made, and he enters into this General Release without reliance upon any statement or representation by any of the Released Parties or any other person, concerning any fact material to this General Release. Employee acknowledges that he is not otherwise entitled to receive the consideration set forth above.

                     The Employer hereby advises the Employee to consult with legal counsel concerning this General Release. The Employee acknowledges that he has had at least twenty-one days in which to consider this General Release and has had the opportunity to obtain legal counsel concerning this General Release. Employee represents and warrants that he fully understands the terms of this General Release, and that he knowingly and voluntarily, of his own free will without any duress, being fully informed and after due deliberation, accepts its terms and signs the same as his own free act for the purpose of making full withdrawal, compromise and settlement of all claims.
                     This General Release contains the entire agreement among the parties hereto and the terms of this General Release are contractual and not a mere recital.
                     The Employee understands that he has seven (7) days to revoke this General Release after signing. Employee agrees that in the event he elects to revoke this General Release, he will provide the Employer with a written revocation by the close of business on the seventh day following his execution of this General Release.
                     PLEASE READ CAREFULLY BEFORE SIGNING. THIS DOCUMENT INCLUDES A RELEASE OF ALL KNOWN AND UNKNOWN CLAIMS, EXCEPT AS SPECIFICALLY PROVIDED HEREIN.


                                                    ---------------------
                                                          EMPLOYEE

STATE OF NEW YORK   )
                    : ss.:
COUNTY OF NEW YORK  )



                     On _________ , 1997 before me personally came _________ , to me known, and known to me to be the individual described herein, and who executed the foregoing General Release, and duly acknowledged to me that he executed the same of his own free will without any duress.


                                                       -----------------
                                                         NOTARY PUBLIC