Form 10-K/A
period 1998-02-28
ATC GROUP SERVICES INC /DE/
filed 1998-06-22
CIK 828828

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                Amendment No. 1
                                      on

                                   FORM 10-K/A

                                   ------------

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

The number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, as of June 12, 1998 was 1,000.


This report is being filed voluntarily with the Securities and Exchange Commission (the "Commission") pursuant to the Registrant's contractual obligation to file with the Commission all information that would be required to be filed on Form 10-K, Form 10-Q or Form 8-K. The Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.


This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K originally filed with the Commission on May 29, 1998 (the "Form 10-K"), is being filed for the purpose of amending information previously disclosed.

                                     PART 1

Item 1.  Business.
-------  ---------


         ATC is a leading national provider of professional consulting, engineering and testing services within the environmental and construction materials industries. Management believes the Company is also a leading provider of integrated environmental information management technology services. The Company provides a broad range of services to a diverse client base of over 8,000 customers, and management believes that domestic businesses and non-federal government entities represented over 95.0% of the Company's gross revenues for the year ended February 28, 1998 ("fiscal 1998"). No single customer represented more than 1.7% of the Company's gross revenues during fiscal 1998. In addition, the Company's ten largest customers taken together accounted for less than 12.4% of the Company's gross revenues during fiscal 1998. The Company provides its services through a network of 74 branch offices located in 35 states covering virtually every major market of the United States.

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

Recent Developments

     During fiscal 1998, the Company completed three acquisitions and secured new financing facilities in May 1997 for acquisitions which were completed in fiscal 1997 and fiscal 1998. During the final quarter of fiscal 1998, the Company's common stock, par value $.01 per share (the "Common Stock") was acquired in a tender offer and merger transaction at which time new bank facilities were established and then existing senior indebtedness was refinanced. These transactions were as follows:

         Offering of 12% Senior Subordinated Notes due 2008. On January 29, 1998, the Company consummated the offering (the "Note Offering") of $100.0 million aggregate principal amount of its 12% Senior Subordinated Notes due 2008 (the "Notes"), all of which principal amount is currently outstanding. The Notes were issued pursuant to an indenture, dated as of January 29, 1998, as amended and supplemented, and are guaranteed by the Company and its subsidiaries on a senior subordinated basis. The proceeds of the Note Offering were used to consummate the Tender Offer (as defined herein).

         Tender Offer and Merger. The Company, Acquisition Holdings, Inc. ("Holdings"), the Company's parent, and Acquisition Corp., a wholly-owned subsidiary of Holdings, entered into a merger agreement, dated as of November 26, 1997 (the "Merger Agreement"), pursuant to which Acquisition Corp. offered to purchase all of the outstanding shares of Common Stock of the Company in accordance with the terms of an offer to purchase, dated December 4, 1997, as amended (the "Offer to Purchase"), at a price of $12.00 per share, net to the seller in cash (the "Tender Offer"). Holdings is a Delaware corporation owned by affiliates of Weiss, Peck & Greer, L.L.C. ("Weiss Peck") and other investors, including ATC management. See "Security Ownership of Certian Beneficial Owners and Management." Acquisition Corp. acquired ownership in excess of 90% of the outstanding shares of Common Stock pursuant to the Tender Offer, which was consummated on January 29, 1998, and the subsequent purchase in the open market of approximately 15,000 shares of Common Stock.

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

         Acquisition Corp. used approximately $158.2 million to consummate the Transactions. These funds were provided by (i) the proceeds of a $20.0 million term loan (the "Term Loan") entered into by the Company upon the consummation of the Tender Offer and funded at the time of the Merger, (ii) proceeds of $100.0 million from the sale of the Notes, (iii) a $32.5 million capital contribution (the "Holdings Contribution") to Acquisition Corp. from Holdings, including a $2.0 million committed equity investment by management in the form of foregone bonuses, options and cash and (iv) borrowings of approximately $5.7 million under a revolving credit facility, which reflects a $2.0 million committed equity investment by management in the form of foregone bonuses, options and cash, entered into upon consummation of the Tender Offer (the "Revolving Credit Facility" and together with the Term Loan, the "New Credit Facility"). For a discussion of the New Credit Facility, see "Management's Discussion and Analysis of Financial Conditions and Results of Operations Liquidity and Capital Resources."

         The Holdings Contribution was provided by (a) an equity investment of approximately $19.9 million in the common stock of Holdings by affiliates of Weiss Peck, (b) an equity investment of $0.5 million in the common stock of Holdings by Jackson National Life Insurance Company, together with its affiliates ("JNL"), (c) the issuance to JNL of preferred stock of Holdings, having an original aggregate liquidation value of $10.0 million and expected to accrue dividends through the issuance of additional shares of preferred stock at a compounded rate of 8.0% per annum (the "Holdings Preferred Stock"),
(c) warrants entitling JNL to purchase 6.0% of the shares of common stock of Holdings on a fully diluted basis and (d) a committed investment of approximately $2.0 million in common stock of Holdings by ATC management and employees (including the economic value of Holdings employee stock options which replaced existing ATC options).

         Acquisitions. On November 26, 1997, the Company completed the purchase of all of the outstanding stock of Bing Yen & Associates, Inc. ("Bing Yen"). Bing Yen provides geotechnical and structural forensic services to a wide variety of clients in the western United States. The acquisition was accounted for as a purchase. The purchase price totaled $4.3 million, consisting of $2.2 million paid at closing, $0.6 million in the form of a short-term, interest bearing promissory note, $1.2 million in unsecured, three-year, interest bearing notes and the assumption of liabilities and transaction costs of $0.4 million. In addition a maximum aggregate principal amount of $1.5 million in unsecured contingent achievement promissory notes will be issued if certain minimum net revenue levels are achieved resulting in a maximum purchase price to the seller of $5.4 million.

         On November 4, 1997, the Company purchased 100% of the outstanding preferred stock and 90.9% of the outstanding common stock of Environmental Warranty, Inc. ("EWI"), a property and casualty insurance brokerage firm specializing in environmental insurance with property and casualty licenses, including excess and surplus lines in 43 states and with license applications pending in an additional five states. EWI sells insurance products covering environmental liabilities to large property owners and municipal government clients. The acquisition was accounted for as a purchase. The purchase price totaled approximately $1.7 million, consisting of $218,750 (includes $68,750 for partial payment of the assumed payments commitments totaling $275,000) in cash at closing, $582,424 (net of imputed interest) in contingent three-year, non-interest bearing notes (subject to certain set-offs), $206,250 of unconditional payment commitments due in three annual installments, 33,000 shares of unregistered Common Stock of the Company (valued at $11-1/16 per share) and the assumption of liabilities and transaction costs of $339,811.

         On August 20, 1997, the Company purchased certain assets and assumed certain liabilities of the Engineering Division of Smith Technology Corporation ("Smith Technology") which operated primarily as BCM Engineers, Inc. ("BCM"). BCM is a leading environmental engineering and consulting firm that provides services in water and wastewater treatment, natural resources management, environmental compliance and site investigation, remedial design and engineering, and asbestos and air quality management. The acquisition of BCM was accounted for as a purchase. The purchase price totaled $12.5 million consisting of $5.4 million in cash, $2.8 million in short-term notes payable that are subject to set-offs and assumed liabilities and transaction costs of $4.3 million, including working capital liabilities.

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

Industry Overview

Environmental Services Industry
-------------------------------

         Unlike the 1970's and 1980's, when new environmental regulations were frequently promulgated by federal and state agencies and regulatory compliance was the primary market driver, the demand for environmental services has shifted and is now driven by economic and liability management considerations. In the early 1990's, public awareness also heightened concerns for environmental issues. Today many companies insist that environmental improvement expenditures not only satisfy regulatory compliance, but also be justifiable on other grounds-such as protecting assets, increasing workplace safety, reducing health risks, improving public relations, minimizing waste, preventing pollution and reducing financial liabilities.

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

         The HUD program provides grants between $1.0 million and $4.0 million to state and local governments for control of lead-based paint hazards in privately owned, low income owner-occupied and rental housing. As part of this effort, HUD also provides grants between $1.0 million and $4.0 million for conducting lead-based paint hazard control in low income, privately owned housing units on or near Superfund or Brownfield sites. All grants are designed to stimulate the development of a trained and certified hazard evaluation and control industry. Evaluation and hazard control work under the program must be conducted by contractors who are certified and workers who are trained through a state-accredited program. In awarding grants, HUD promotes the use of cost-effective approaches to hazard control that can be replicated across the nation. Since 1993, $335.0 million has been awarded to 70 grantees in 26 states and is currently being spent by such agencies. An additional $50 million is programmed for award in 1998.

         Additional opportunities are presented by federal regulations under Title X of the Housing and Community Development Act of 1992 which, among other things, (i) established a national requirement for training and certification of all lead contractor workers and supervisors, inspectors, risk assessors, project designers and other individuals involved in lead paint activities and (ii) established new disclosure requirements applicable to all property transactions affecting residential properties built prior to 1978.

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

         The construction materials testing and engineering industry is driven by national and local economic conditions. Most of the construction materials testing and engineering services provided by ATC are for projects generally within 200 miles of the office where the service is provided. Geotechnical consulting and engineering services are less sensitive to geographical constraints. For these reasons, the ATC offices providing construction materials testing and engineering services are located in metropolitan areas identified with current and ongoing construction activities. Construction activities can develop from commercial, industrial, institutional and governmental entities. ATC currently offers construction materials testing and engineering services from offices in: Miami, Florida; Nashville, Tennessee; Atlanta, Georgia; Dallas, Texas; Washington D.C./Baltimore, Maryland; Boston, Massachusetts; Cincinnati, Ohio; Indianapolis, Indiana; Chicago, Illinois; Detroit, Michigan; Louisville,

Kentucky; St. Louis, Missouri; Orange County, California; Birmingham, Alabama; and San Antonio, Texas. Based on anticipated demand for construction materials testing and engineering services, offices in the markets serving Charlotte, North Carolina, New York, New York and Mobile, Alabama are currently being considered as expansion opportunities. Construction materials testing and engineering services are considered mature markets, and a project award is generally based on service reputation, price, client relationship and local competition. Delivery of services on a national basis through a network of offices is a factor considered by national clients. Expansion of ATC's construction materials testing and engineering services to new markets can be achieved through tactical acquisitions of local service firms.

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

         In May 1996, ATC established the Hazardous Waste Management/Brownfield Development Program. This program was created to develop, coordinate and market ATC's hazardous waste consulting services primarily targeted at large industrial clients. In response to the emerging Brownfield redevelopment market, ATC also established business relationships with firms specializing in the identification, purchase and resale of environmentally impaired properties. Since April 1997, when these relationships were formed, ATC has been awarded four Brownfield projects.

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

Insurance

         ATC has secured a "claims made" professional liability insurance policy, including contractor's pollution liability coverage. The professional liability insurance policy has a two-year term, ending on June 1, 2000, which is subject to biennial renewal, with a per-claim limit of $10.0 million, an aggregate limit of $20.0 million and a self-insured retention of $150,000 per claim. Increased limits have been obtained on a specific endorsement basis to meet the needs of particular clients or contracts. A "claims made" policy only insures against claims filed during the period in which the policy is in effect. This policy covers both errors and omissions. Under the policy, the self-insured retention payable in respect of a claim decreases to $50,000 per claim for the balance of the policy term, once the Company has paid an aggregate of $600,000 during the policy term. Although various claims have been made in the past against the Company's professional liability/contractor's pollution policy, to date no such claim has ever resulted in an insured loss. The Company has paid $0, $25,000 and $16,000, respectively, for fiscal 1996, fiscal 1997 and fiscal 1998, for uninsured professional liability and pollution claims (i.e., claims that have not exceeded the $250,000 deductible) under the policy in effect prior to renewal. In the three months ended November 30, 1997, the Company recognized a $250,000 charge related to a probable loss for the uninsured portion of a claim made under the Company's prior year's professional liability insurance policy. ATC also carries an occurrence form general liability insurance policy in the amount of $1.0 million, with a $10.0 million umbrella. This coverage includes products/completed operations. The general liability insurance policy has a one-year term, ending on June 1, 1999, and is subject to annual renewal. ATC's policies have been renewed in each of the years that they have been in effect. In addition, the Company maintains a claims made directors and officers' liability insurance policy with an aggregate limit of $10.0 million. This policy has a one-year term which expires February 4, 1999. The Company also has procured a six-year extended reporting period for the directors and officers' liability insurance policy that was in effect prior to the current policy. The Company can make no assurance that insurance coverage will continue to be renewed or available in the future or offered at rates similar to those under the current policy.

Item 2.  Properties.
-------  -----------

         ATC leases office space, laboratory facilities, temporary housing facilities and storage space under operating lease agreements, which have varying dates of expiration. ATC utilizes all of its leased facilities near maximum capacity. However, ATC does not foresee any difficulty in leasing adequate supplementary facilities, if necessary, and therefore does not believe any of its leases are material. The Company leases the facility housing its principal executive, administrative, operations and laboratory facilities, aggregating approximately 40,000 square feet located at 104 East 25th Street, New York, New York at a base rate of $362,700 per annum with a term ending on September 30, 2001. ATC has three separate lease and sublease agreements which, on an aggregate basis, cover the premises housing its consulting and laboratory operations at 600 West Cummings Park, Woburn, Massachusetts, comprised of approximately 24,567 square feet at an aggregate base rent of approximately $310,844, with lease terms expiring at the end of the summer in 2002. ATC entered into three leases with the Mann Realty Company in connection with its acquisition of the assets of American Testing and Engineering Corporation ("ATEC"). These leases for the premises located in Indianapolis, Indiana, Dallas, Texas and Atlanta, Georgia cover 15,827 square feet, 12,150 square feet and 18,700 square feet, respectively, at annual rents of $193,512, $117,540 and $209,936, respectively. Each of the three leases has a ten-year term, all of which commenced on May 24, 1996. In addition, each of the three leases have renewal options, with the Dallas and Indiana options terminating after four years upon the occurrence of certain specified events, and the Atlanta option terminating on May 24, 2003 upon the occurrence of certain specified events. Although the Company believes it can lease similar space, no assurance can be given that the Company will obtain leases at the same locations and at the same lease rates.

         In addition, ATC utilizes various laboratory, field and computer equipment, which is owned or leased. ATC also rents equipment on a project-by-project basis.

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

         First Fidelity Bank, N.A., et al v. Hill International, Inc. et al., Superior Court of New Jersey, Law Division, Burlington County, Docket No. Bur-L-03400-95, filed December 19, 1995. Irvin E. Richter, et al v. ATC Group Services Inc., et al. United States District Court, District of New Jersey, Civ. No. 96 CV 5818 (JBS) filed December 6, 1996. On December 19, 1995, a second amended complaint was filed in the above-entitled action which joined the Company as a defendant and included a count against the Company seeking recovery of certain assets purchased from Hill on the grounds that plaintiff banks held security interests in the assets and that Hill was in default under the security agreement creating such alleged security interests. The original plaintiffs in this action were First Fidelity Bank, N.A. and United Jersey Bank, N.A. The primary defendants were Hill and certain of its subsidiaries, and Irvin Richter, David Richter, Janice Richter and William Doyle. Irvin Richter and David Richter are officers and stockholders of Hill. In April 1996, the Company filed a cross-claim against Hill, Irvin Richter and David Richter alleging breach of contract and fraud, among other allegations, and seeking unspecified damages, including punitive damages, and equitable relief. In August, 1996, Hill and the Richters filed an answer denying ATC's cross-claims, a cross-claim against ATC and a third party claim against certain members of ATC's management and an employee. The cross-claim and third party claim seek unspecified damages, including punitive damages, for defamation, breach of the Richters' non-competition agreements and securities fraud. The defamation claims are based
(i) on plaintiff banks' allegation of fraud against Hill and the Richters in their amended complaint, which Hill and the Richters allege was based on defamatory statements made by ATC in settlement discussions with the plaintiff banks and (ii) on a letter alleged to contain defamatory statements which was sent to an account debtor of the Company by an employee. In its answer, the Company both denies that it made defamatory statements and asserts that the defamation allegations fail to state legally valid claims. The breach of contract and securities claims are based on allegations that ATC made representations concerning a registration rights agreement to be provided in connection with options issued to the Richters as consideration for their non-competition agreements. In its answer, the Company denies that an agreement concerning registration rights was ever reached and asserts that any such rights were forfeited or suspended by the Richters in any case as a result of their conduct in connection with the asset purchase. ATC also disputes that the Richters sustained damages on the grounds, among others, that the options were non-transferable and because ATC's stock price never exceeded the exercise price at any point where the options would have been exercisable. These related cases are in the discovery phase. In January, 1997, the plaintiff banks dismissed their claim against ATC. On December 6, 1996, Hill and the Richters commenced an action against ATC and the same officers and employees of ATC alleging essentially the same claims in federal court as in the state action. This action is entitled Irwin E. Richter et al. v. ATC Group Services, et al., Civ. No. 96-5818 (JBS), U.S. District Court for the District of New Jersey, December 6, 1996. ATC has answered, raising the same defenses and additional defenses related to the timeliness of the federal securities claims. The case is currently in the discovery phase. It does not create a risk of double recovery. In the Company's opinion, the outcome of this matter will not have a significant effect on the Company's financial position or future results of operations and cash flows, although no assurance can be given in this regard.

         Commonwealth of Massachusetts v. TLT Construction Corp. et al., Civ. Action No. 96-02281 F, Superior Court of Middlesex County, Massachusetts. This is an action brought by the Commonwealth of Massachusetts in April 1996, against the architects and general contractor on a renovation and construction project on the Suffolk County Courthouse in Massachusetts. The basis of the lawsuit is that one or more damp-proofing products specified by the architect defendants and installed by the contractor defendant made employees in the courthouse ill because of the off-gassing of harmful vapors. Dennison Environmental Services Inc., ("Dennison") an ATC subsidiary, was joined on August 13, 1996, as a third party defendant by TLT Construction Corporation, the general contractor, because Dennison performed some air quality testing of the air in the courthouse for the Commonwealth of Massachusetts during the construction process. The contractor alleges that it acted in reliance on these tests in continuing to install the material after the test report was given to it by the state. ATC's position is that it did not commit any error or omission in this case, that ATC made no representation to the contractors or material supplier and had no privity with them and that Dennison's opinion concerning short term, during-construction health effects of the off-gassing could not be justifiably relied upon with respect to the long-term performance and health effects of the product or its installation. This case is in the discovery phase. At this point, ATC considers the case to be without merit, and ATC intends to vigorously defend the action. Notice of this claim has been made to ATC's professional liability insurer. At the time that notice of this claim was filed, the Company had in effect a professional liability insurance policy in the amount of $10.0 million with a deductible of $250,000. In the Company's opinion, the outcome of this matter will not have a significant effect on the Company's financial position or future results of operations and cash flows, although no assurance can be given in this regard.

     Barrett-Moeller et al. v. ATC Associates Inc., Civ. Action No. 97-01037D, Superior Court of Middlesex County, Massachusetts. This is an action arising out of the same set of occurrences as gave rise to Commonwealth of Massachusetts v. TLT Construction, Corp. described above. The action was brought by a group of employees who worked in the Suffolk County Courthouse during the period in which the off-gassing of harmful vapors was alleged to have occurred. The suit seeks damages for personal injury in an unspecified amount. Notice of this claim has been made to ATC's professional liability insurer. At the time that notice of this claim was filed, the Company had in effect a professional liability insurance policy in the amount of $10.0 million with a deductible of $250,000.

     Joan Spencer v. TLT Construction et al., Civ. Action No. 97-4161C, Superior Court of Middlesex County, Massachusetts. This is an action arising out of the same set of occurrences as gave rise to Commonwealth of Massachusetts v. TLT Construction, Corp. described above. The action was brought by an employee who worked in the Suffolk County Courthouse during the period in which the off-gassing of harmful vapors was alleged to have occurred. The suit seeks damages for personal injury in an unspecified amount. Notice of this claim has been made to ATC's professional liability insurer. At the time that notice of this claim was filed, the Company had in effect a professional liability insurance policy in the amount of $10.0 million with a deductible of $250,000.

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

     Etzel Place II, L.P. v. ATC Environmental, Inc., Action No. 982-01473, Missouri Circuit Court, Twenty-second Judicial Circuit (St. Louis City). This action was brought on June 2, 1998 and alleges that ATC Environmental, Inc. breached its contract with Etzel Place II, L.P. and was negligent in performing asbestos survey work in connection with an asbestos removal project. The Company intends to vigorously defend the action.

Administrative Violations

         Indiana Department of Environmental Management v. ATC Associates Inc. ATC received a Notice of Violation ("NOV") and Proposed Agreed Order, EPA I.D. No. IND 004939765, dated June 9, 1997, on June 12, 1997 and a revised NOV and Proposed Agreed Order on April 22, 1998. The revised Proposed Agreed Order seeks a penalty in the amount of $78,400 for alleged violations of the federal hazardous waste regulations and Indiana hazardous waste regulations arising out of the handling of hazardous waste at ATC's Indianapolis laboratory. ATC and the Indiana Department of Environmental Management ("IDEM") are currently engaged in settlement discussions. As a result of this settlement process, the Company believes that this penalty will be reduced although there can be no assurance in this regard. ATC has entered into a settlement agreement with ATEC pursuant to which ATEC will be responsible for payment one-half of the penalty.
Probable Claims

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

         Argosy Casino, Lawrenceburg, Indiana. ATC has received notice of potential claims arising out of geotechnical analyses for which ATEC originally provided the geotechnical analyses and on which ATC subsequently performed the design of a Tensar/soil stabilized earth slope. The stabilized earth/geogrid engineered slope failed at the interface between the compacted subgrade and the first geogrid layer. A tentative settlement reached among the parties to this claim would result in ATC's payment of $266,000 in corrective costs, of which ATC expects contribution from other parties in an amount of not less than $80,000. Notice of this claim has been made under ATC's professional liability insurance policy. The professional liability insurance is subject to a $250,000 deductible.

 .

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

         Not applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
-------  ----------------------------------------------------------------------

         The Company's Common Stock and Class C Common Stock Purchase Warrants ("Class C Warrants") were listed on the Nasdaq National Market under the symbols "ATCS" and "ATCSL," respectively, through February 5, 1998. Since February 5, 1998, there has been no public market for the Company's Common Stock or the Class C Warrants. The following table sets forth, for the quarters indicated, the high and low bid prices of the Company's Stock on Nasdaq National Market.


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

         The quotations in the table above reflect inter-dealer prices without retail markups, markdowns or commissions.

         On February 5, 1998, the last reported sales price for the Company's Common Stock and Class C Warrants on the Nasdaq National Market were $12.00 and $2.00, respectively.

        As of June 12, 1998, the sole record holder of the Company's Common Stock was Holdings, its parent.

         No cash dividends have been paid by ATC on its Common Stock and no such payment is anticipated in the foreseeable future.

Item 6.  Selected Financial Data.
-------  ------------------------

         The following table sets forth, for the periods and at the dates indicated, selected historical consolidated financial data of the Company. The selected consolidated historical financial data has been derived from the audited historical consolidated financial statements of the Company and should be read in conjunction with such financial statements and the notes thereto included elsewhere in this Annual Report. The Predecessor 1998 period reflects the period March 1, 1997 through February 4, 1998. The Successor 1998 period reflects the period February 5, 1998, the date of the Merger (the "Merger Date"), through February 28, 1998.

----------------------- ---------------------------------------------------------------------------------------------------------
                                                             Years Ended February 28 (29),
                                                                                                 Predecessor       Successor
Statement of                  1994              1995             1996              1997             1998              1998
Operations Data:             (1)(2)             (3)             (4)(5)          (7)(8)(9)       (11)(12)(13)          (14)
----------------------- ----------------- ----------------- ---------------- ----------------- ---------------- -----------------
Net Revenues                 $24,379,811     $  33,269,746     $ 40,113,691     $  95,901,469     $109,472,612     $   9,949,086

Income (loss)before
  income taxes                 3,077,048         5,300,520        5,670,998        10,397,734        4,755,930        (2,754,145)

Net income (loss)              1,867,048         3,256,520        3,865,998         6,307,734        2,638,003        (1,789,418)

Cash dividends
  per share                          -0-               -0-              -0-               -0-              -0-               -0-
----------------------- ---------------------------------------------------------------------------------------------------------
                                                                   February 28 (29),
----------------------- ----------------- ----------------- ---------------- ----------------- ----------------------------------
                                                                                                           Successor
Balance Sheet Data:           1994              1995             1996              1997                      1998
                             (1)(2)             (3)          (4)(5)(6)(7)        (8)(9)(10))           (11)(12)(13) (14)
----------------------- ----------------- ----------------- ---------------- ----------------- ----------------------------------
Working capital            $   6,049,013     $   8,113,738    $  24,977,316     $  27,701,694            $  29,440,478

Long-term debt, less
  current maturities           2,182,119         3,892,766          361,944        22,123,344              120,419,684

Total assets                  14,156,887        25,009,222       46,684,600        86,293,657              189,055,007

Stockholders' equity       $   7,659,485     $  13,813,194    $  39,192,414     $  45,439,303            $  26,636,181

-----------

(1) ATC rescinded the agreement for the purchase of Bio-West, Inc. effective June 10, 1992.

(2) ATC acquired certain assets of BSE Management, Inc. ("BSE"), effective April 30, 1993.

(3) ATC acquired certain assets of Con-Test, Inc. ("Contest"), effective October 1, 1994.

(4) ATC and its parent, Aurora Environmental Inc.("Aurora"), were merged effective June 29, 1995, with ATC as the surviving corporation. Net income includes a one-time tax benefit of $350,000 from the utilization of Aurora's net operating loss carryforward.

(5) ATC acquired certain assets of Hill International Inc.'s environmental consulting and laboratory operations (the "Hill Businesses"), effective November 10, 1995.

(6) Working capital and stockholders' equity increased by $21,554,461, which is the amount of net proceeds received by the Company from a public offering of its Common Stock in 1996.

(7) ATC acquired certain assets of Applied Geosciences Inc. ("AGI"), effective February 29, 1996.

(8)  ATC acquired certain assets of ATEC, effective May 24, 1996.

(9) ATC acquired certain assets of 3D Information Services, Inc. ("3D"), effective May 28, 1996.

(10) Long-term debt increased due to bank borrowings made in connection with the acquisitions of ATEC and 3D.

(11) ATC acquired certain assets of BCM Engineers, Inc., effective August 20, 1997.

(12) ATC acquired 90.9% of EWI, effective November 4,
     1997.

(13) ATC acquired Bing Yen effective November 26, 1997.

(14) Total assets, long-term debt and stockholders' equity reflect the goodwill from the Tender Offer and Merger, the issuance of the Notes and the new capital investment from Holdings. See Note B-, Merger and Business Acquisitions - Merger, Note Offering and Tender Offer of the notes to the consolidated financial statements.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations.
         --------------

  The following discussion and analysis should be read in conjunction with the "Selected Historical Financial Data" and the audited Consolidated Financial Statements of the Company and the notes thereto appearing elsewhere in this Prospectus.

RECENT DEVELOPMENTS

  Tender Offer and Merger. The Company became a wholly owned subsidiary of Holdings, upon the Merger of ATC with Acquisition Corp., with ATC being the surviving corporation. The Tender Offer was consummated using the proceeds from the issuance of the Notes, borrowings under the New Credit Facility and new equity investments. The accompanying statement of operations for the Company from February 5, 1998 through the fiscal year-end, February 28, 1998 (the "Successor Period"), are attributable to operations of the Company under the successor ownership of Holdings. The predecessor statement of operations, representing the period March 1, 1997 through February 4, 1998 (the "Predecessor Period"), relates to the previous ownership of the Company. In connection with the Transactions, the Company had entered into two separate Severance, Consulting and Noncompetition Agreements (the "Severance Agreements") with two officers of the Company. See "Certain Relationships and Related Transactions." The Severance Agreements provided for the resignation of the officers upon completion of the Merger and the terms of a non-compete agreement.

  The Company has acquired twelve businesses since 1993. The three most recent acquisitions which have been consummated include: (i) the purchase by the Company of all of the stock of Bing Yen on November 26, 1997; (ii) the purchase by the Company of substantially all of the stock of EWI on November 4, 1997; and (iii) the purchase by the Company of certain assets and the assumption by the Company of certain liabilities on August 20, 1997 of the Engineering Division of Smith Technology Corporation which operated primarily as BCM.

  As a result of the Merger, the consolidated financial statements for the Successor Period are presented on a different basis of accounting than that of the Predecessor Period and are therefore not directly comparable.

OVERVIEW

  General. ATC is a leading national provider of professional consulting, engineering and testing services within the environmental and construction materials industries. Management believes the Company is also a leading provider of integrated environmental information management technology services. The Company provides a broad range of services to a diverse client base of over 8,000 customers, and management believes that domestic businesses and non-federal government entities represented over 95.0% of the Company's gross revenues for fiscal 1998. No single customer represented more than 1.7% of the Company's gross revenues during fiscal 1998. In addition, the Company's ten largest customers taken together accounted for less than 12.4% of the Company's gross revenues during fiscal 1998. The Company provides its services through a network of 74 branch offices located in 35 states covering every major market of the United States.

  In 1993, the Company initiated a strategy of controlled growth through acquisitions to build a national infrastructure and to broaden its range of technical services. The Company has created a national infrastructure through the completion of 12 acquisitions since May 1993. ATC has thereby also expanded its service mix by adding construction materials testing and engineering, lead risk management, indoor air quality management, water and wastewater management and information management technology services. As a result of this growth and diversification strategy, net revenues increased to $119.4 million in fiscal 1998, from $15.4 million in fiscal 1993.

  The Company's rapid growth is primarily attributable to the acquisition of assets of ATEC in May 1996 and the acquisition of assets of BCM in August 1997. Management believes that at the time of the respective acquisitions, each of the acquired companies was an underdeveloped operating asset with strong client relationships in their respective markets. ATEC, with its large network of regional and branch offices, positioned the Company as a national provider of professional environmental consulting, testing and engineering services. As a result of the BCM acquisition, ATC has become a high-quality provider of consulting, engineering and design services in water supply and treatment, wastewater systems, air quality management, traditional environmental site investigations, site assessments and storage tank management services. Subsequent to each acquisition that it has made, the Company has implemented cost reduction measures, including integration of offices, introduction of flexible staffing programs and reduction of duplicative corporate overhead costs.

  The Company has experienced substantial increases in net revenues and net income over the past three fiscal years. ATC's net revenues were $40.1 million, $95.9 million and $119.4 million, respectively, in fiscal 1996, 1997 and 1998, principally attributable to acquisitions which were accounted for on a purchase basis. ATC's net income (loss) was $3.9 million, $6.3 million, $2.6 million and $(1.8) million, respectively, in fiscal 1996 and 1997 and for the Predecessor Period and Successor Period, respectively.

  Profitability was negatively impacted during the fourth quarter ended February 28, 1998 as a result of higher general and administrative charges, partially related to the Tender Offer and Merger, legal expenses, and higher goodwill and interest costs resulting from the Tender Offer and Merger, and new management decisions with respect to operational matters and the resulting charges to expenses. Such charges included settlements of executive bonus claims, losses for pending state tax claims, the establishment of reserves for expected write-offs from the expected settlement of certain disputed trade receivables and work in process, and impairment of goodwill associated with a laboratory operation sold during the quarter ended May 31, 1998. The Company also anticipated the implementation of a new accounting and project management system which began during fiscal 1998 and was scheduled to be completed in April 1998. The system installation encountered several delays resulting in additional employee costs from duplicative personnel now existing in the corporate and regional offices. The system, once installed, will eliminate many corporate accounting functions by shifting such functions to the regional offices.

RESULTS OF OPERATIONS

  The following table sets forth, net for the periods indicated, certain statements of operations data of the Company expressed as a percentage of net revenues.

                                             FISCAL YEAR
                                                ENDED
                                             FEBRUARY 28
                                                (29)
                                             ------------
                                                           PREDECESSOR SUCCESSOR
                                             1996   1997      1998       1998
                                             -----  -----  ----------- ---------
Revenues.................................... 112.1% 118.7%    118.1%     122.4%
  Reimbursable costs........................  12.1   18.7      18.1       22.4
                                             -----  -----     -----      -----
Net revenues................................ 100.0  100.0     100.0      100.0
Cost of net revenues........................  49.0   56.0      55.1       57.6
                                             -----  -----     -----      -----
    Gross profit............................  51.0   44.0      44.9       42.4
Operating expenses:
  Selling...................................   3.8    3.3       3.8        4.5
  General and administrative................  32.0   27.4      32.5       47.4
  Provision for bad debts...................   0.7    1.1       1.8        5.5
                                             -----  -----     -----      -----
    Operating income (loss).................  14.4   12.2       6.8      (14.9)
Non-operating expense (income):
  Interest expense..........................   0.9    1.6       2.6       13.3
  Interest income...........................  (0.7)  (0.2)     (0.2)      (0.4)
  Other.....................................   0.1    --        --        (0.2)
                                             -----  -----     -----      -----
    Income (loss) before income taxes.......  14.1   10.8       4.3      (27.7)
Income tax expense (benefit)................   4.5    4.3       1.9       (9.7)
                                             -----  -----     -----      -----
Net income (loss)...........................   9.6%   6.6%      2.4%     (18.0)%
                                             =====  =====     =====      =====

--------
Note: Numbers may not add due to rounding.

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

  Non-operating Expense. Non-operating expense consists of interest expense, interest income and other similar expenses or income.

FISCAL 1998 COMPARED WITH FISCAL 1997

  Revenues. Revenues in fiscal 1998 increased by approximately $27.6 million, or 24.2%, to $141.4 million, compared with $113.9 million in fiscal 1997. This increase was primarily attributable to revenues associated with the BCM acquisition, which was consummated on August 20, 1997, the acquisitions of EWI and Bing Yen which were completed in November 1997, and the contribution of one full fiscal year of revenues from the acquisitions of ATEC and 3D, which were completed in May 1996. Revenues attributable to the acquisition of certain assets of BCM totaled $12.5 million, or 8.8% of revenues, for fiscal 1998. Revenues attributable to the acquisition of EWI and Bing Yen totaled $1.2 million, or 0.9% of revenues, for fiscal 1998. Revenues associated with the acquisitions of ATEC and 3D totaled $70.3 million and $9.0 million, respectively, for fiscal 1998, compared to $57.7 million and $7.2 million, respectively, in fiscal 1997. Revenues were not affected by the Transactions.

  Revenues in fiscal 1998 from ATC's branch offices having comparable operations in fiscal 1997 decreased 2.2% to $108.2 million, compared with $110.6 million, in fiscal 1997. Comparable revenues included revenues of ATEC and 3D for the nine months ended February 28, 1998 and 1997, respectively, but excluded first quarter revenues as these acquisitions were made during the first quarter of fiscal 1997. Comparable revenues decreased in part, due to a large project representing $2.0 million in revenue for the prior fiscal period during which time the project was completed.

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

  Cost of Net Revenues. Cost of net revenues in fiscal 1998 increased by approximately $12.3 million, or 22.9%, to $66.1 million compared with $53.8 million in fiscal 1997. Cost of net revenues as a percentage of net revenue decreased to 55.3% in fiscal 1998 compared with 56.0% in fiscal 1997. In the prior year, the Company benefited from higher than normal productivity in the first quarter of fiscal 1997. Higher productivity in the first quarter of fiscal 1997 is attributable to increased workloads in that quarter, resulting from work which was delayed the last quarter of fiscal 1996 and carried over into the first quarter of fiscal 1997 due to adverse weather conditions primarily in the northeast. At that time, such amounts constituted over 60.0% of ATC's revenue stream. The Company also reduced cost of net revenues as a percentage of net revenues in fiscal 1998 due to improved labor utilization, due in part to the Company's use of flexible and part time staffing. Cost of net revenues were not affected by the Transactions.

  Gross Profit. For the reasons set forth above, gross profit in fiscal 1998 increased by approximately $11.2 million, or 26.6%, to $53.3 million compared with $42.2 million in fiscal 1997.

  Operating Expenses. Operating expenses in fiscal 1998 increased by approximately $17.0 million, or 55.7%, to $47.4 million, compared with $30.4 million in fiscal 1997. Operating expenses increased as a percentage of net revenues to 39.7% in fiscal 1998, compared to 31.7% in fiscal 1997. The increase in operating expenses as a percentage of net revenue for fiscal 1998 fully reflects the ATEC service mix and integration of its operations including additional labor and administrative costs. The increase was due primarily to structural adjustments in ATC's operating infrastructure to accommodate the integration of ATEC's and BCM's operations. The structural adjustments consisted primarily of the creation of a regional management infrastructure to manage the larger, more geographically and technically diverse business resulting from the ATEC acquisition. Such structural investments required the Company to add higher-level operations management employees, including regional management and financial personnel. The Company has also chosen to increase its investment in its national sales programs, which have experienced considerable success in generating new business.

  In addition, executive and employee compensation levels increased during the latter part of fiscal 1997 due in part to the payment of certain additional bonuses during the quarter ended November 30, 1997 in excess of amounts previously accrued. Employee costs, consisting of wage costs and related payroll taxes and health benefits and temporary employment personnel, increased 66.2% to $20.6 million, or 17.2% of net revenues, in fiscal 1998 compared to $12.4 million, or 12.9% of net revenues, in fiscal 1997. These increases in total cost were due to employees hired in connection with the expansion of ATC's operations. Other increases in operating expenses resulted from legal expenses, which totaled $1.4 million in fiscal 1998 compared to $0.2 million in fiscal 1997, and administrative expenses resulting from the growth in operations and increased employee levels. Additionally, in fiscal 1998, amortization of goodwill and intangibles increased to $2.4 million, compared to $1.2 million in fiscal 1997 reflecting the additional goodwill amortization resulting from the Acquisitions and the Tender Offer and Merger. In the Successor Period, amortization of goodwill associated with the Tender Offer and Merger and amortization of the recorded cost of the non-compete agreement included in the Severance Agreements totaled approximately $230,000. On a pro forma basis, such expense would have totaled approximately $3.5 million for fiscal 1998.

  Operating expenses for the Successor Period as a percentage of net revenues increased to 57.3% compared with the Predecessor Period at 38.1%. Earnings during this period were impacted by additional expenses of approximately $2.0 million which are not expected in future periods. These additional expenses resulted from determinations by new management and directors of the Company to make certain operational decisions which are expected to benefit future operations. Such decisions related to the disposition of or use of more aggressive approaches with respect to resolving pending claims and litigation, the collection of disputed trade receivables and the disposition of marginally profitable assets and operations. Specifically, such charges included: (i) a liability for the resolution of previously disputed executive bonus claims of $1.1 million, which were resolved when the executives settled for $336,000 plus restricted common stock of Holdings, the value of which will be charged to operating expenses in future periods as such shares vest; (ii) a $400,000 addition to the allowances for trade receivables for receivables due from a client disputing payment claiming the work performed under a contract exceeded contract requirements; and (iii) a charge to goodwill amortization of $250,000 for the estimated impairment of goodwill resulting from the sale of one of the Company's laboratory operations subsequent to year-end. Operating expenses as a percentage of net revenue were also affected by the lower than average net revenues during February 1998 since operating expenses remain relatively constant each month and do not fluctuate proportionally with net revenues over short-term periods. Net revenues also were impacted in part due to seasonality factors.

  In the Successor Period, no compensation expense was recognized for certain officers of the Company who resigned their positions pursuant to the Severance Agreements. See "Certain Relationships and Related Transactions." Such compensation expense totaled approximately $865,000 during the Predecessor Period. In addition, the new executive officers of the Company will be compensated under employment agreements executed in February 1998. Under these agreements, the executive's base compensation will increase by a total of $100,000 per year commencing March 1, 1998 and additional bonuses will be awarded to the executive for achieving specified financial income targets. Based on the fiscal 1998 performance, no bonuses would have been earned. See "Management--Employment Agreements."

  Operating Income. For the reasons set forth above, operating income in fiscal 1998 decreased by approximately $5.8 million, or 49.3%, to $5.9 million, compared to $11.7 million in fiscal 1997. Operating income decreased as a percentage of net revenues to 5.0% in fiscal 1998, compared to 12.2% in fiscal 1997.

  Non-operating Expense. Non-operating expense in fiscal 1998 increased by approximately $2.6 million to $3.9 million compared to $1.3 million in fiscal 1997. The increase in non-operating expense is primarily attributable to increased interest expense due to increased notes payable and bank debt outstanding since May 1996 when the ATEC and 3D acquisitions were consummated, the senior secured notes (the "8.18% Senior Secured Notes") were issued, the Notes were issued and the Term Loan was drawn down in January 1998 and February 1998, respectively. Interest expense in the Successor Period resulting from the issuance of the Notes, the issuance of 8.18% Senior Secured Notes and the incurrence of bank debt, including amortization of issuance costs, totaled approximately $1.2 million. On a pro forma basis such costs would have been approximately $16.1 million for fiscal 1998 reflecting the outstanding debt and expected bank borrowings to complete the Tender Offer.

  Income Tax Expense. Income tax expense in fiscal 1998 was $1.2 million, compared to $4.1 million in fiscal 1997. During fiscal 1998 and 1997, the Company's effective tax rates were 57.6% and 39.3%, respectively. In the Successor Period, the Company determined it necessary to provide additional income tax expense to cover probable losses associated with a pending state tax audit and related penalties and interest estimated to total $0.3 million.

  Net Income. As a result of the foregoing, net income in fiscal 1998 decreased by approximately $5.5 million, or 86.5%, to $0.8 million, compared with $6.3 million in fiscal 1997. Net income decreased as a percentage of net revenues to 0.7% in fiscal 1998, compared to 6.6% in fiscal 1997.

FISCAL 1997 COMPARED WITH FISCAL 1996

  Revenues. Revenues in fiscal 1997 increased by approximately $68.9 million, or 153.2%, to $113.9 million compared with $45.0 million in fiscal 1996. This increase was primarily attributable to $57.7 million and $7.2 million, of revenues, associated with the acquisitions of ATEC and 3D, respectively in May 1996 and reflects a full year's revenue contribution from the acquisition of the Hill Businesses ($3.4 million) and AGI ($2.6 million) which were completed in November 1995 and February 1996, respectively. Revenues attributable to the acquisitions of certain assets of the ATEC, 3D, Hill Businesses and AGI totaled $70.9 million, or 62.3% of revenues, for fiscal 1997.

  Revenues in fiscal 1997, from ATC's branch offices having comparable operations in fiscal 1996, increased 3.6% to $42.9 million, compared with $41.4 million in fiscal 1996.

  Reimbursable Costs. For fiscal 1997, reimbursable costs increased by approximately $13.1 million, or 270.1%, to $18.0 million, compared with $4.9 million in fiscal 1996. Reimbursable costs as a percentage of revenues increased to 15.8% in fiscal 1997 compared with 10.8% in fiscal 1996. ATEC's environmental and traditional consulting services, consisting of drilling, laboratory services, materials testing and subcontracting services, utilize higher amounts of outside services and direct project expenses compared to those consulting services being provided prior to the ATEC acquisition. Higher amounts of outside services and direct project expenses result in a higher percentage of reimbursable costs. For the year ended December 31, 1995, ATEC's reimbursable costs were approximately 21.0% of revenues.

  Cost of Net Revenues. Cost of net revenues in fiscal 1997 increased by approximately $34.1 million, or 173.3%, to $53.8 million, compared with $19.7 million in fiscal 1996. Cost of net revenues as a percentage of net revenues increased to 56.0% in fiscal 1997 compared with 49.0% in fiscal 1996. The increase was due to lower margins earned on certain of ATEC's geotechnical engineering services. In addition, cost of net revenues increased because approximately $0.3 million of final project costs incurred to complete a large fixed-price contract could not be billed to a client. Cost of net revenues were also negatively impacted because in certain price competitive regions where the Company experienced lower net revenues, costs could not be reduced proportionately.

  Gross Profit. For the reasons set forth above gross profit in fiscal 1997 increased by approximately $21.7 million, or 106.1%, to $42.2 million, compared with $20.4 million in fiscal 1996. Gross profit as a percentage of net revenues decreased to 44.0% in fiscal 1997, compared with 51.0% in fiscal 1996.

  Operating Expenses. Operating expenses in fiscal 1997 increased by approximately $15.8 million, or 107.7%, to $30.4 million, compared with $14.7 million in fiscal 1996. Operating expenses decreased as a percentage of net revenues to 31.7% in fiscal 1997, compared with 36.5% in fiscal 1996. The decrease in operating expenses as a percentage of net revenues is the result of the additional net revenues from the ATEC and other acquisitions without corresponding increases in general and administrative costs. Employee costs increased 66.8% to $12.4 million, or 12.9% of net revenues in fiscal 1997, compared with $7.4 million, or 18.5% of net revenues, in fiscal 1996. These increases in total cost were due to employees hired in connection with the expansion of ATC's operations. Other increases in operating expenses resulted from higher facility costs and administrative expenses resulting from the growth in operations and increased employee levels. Additionally, in fiscal 1997, amortization of goodwill and intangibles increased to $1.2 million, compared with $0.4 million in fiscal 1996, reflecting the additional goodwill amortization resulting from acquisitions.

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

  Income Tax Expense. Income tax expense in fiscal 1997 was $4.1 million, compared with $1.8 million in fiscal 1996. The income tax expense for fiscal 1996 reflects a one-time benefit of $0.4 million resulting from the merger of Aurora into ATC (the "Aurora Merger") which allowed ATC to utilize Aurora's net operating loss carryforward as offsets to future taxable income. During fiscal 1997 and 1996, after adjusting for the one-time tax benefit, the Company's effective tax rates were 39.3% and 38.0%, respectively.

  Net Income. As a result of the foregoing, net income for fiscal 1997, increased by approximately $2.4 million, or 63.2%, to $6.3 million compared with $3.9 million in fiscal 1996. Excluding the impact of the one-time tax benefit of $0.4 million, net income would have been $3.5 million.

INFORMATION SYSTEMS AND THE YEAR 2000

  The Company is in the process of addressing Year 2000 issues. The Company is currently engaged in a comprehensive project to convert its accounting and management information system to a system consisting of new hardware and packaged software recently purchased from a large vendor who has represented that these systems are Year 2000 compliant. The Company's information technology segment, which provides information system support services to both the Company and the Company's clients, is currently operating on systems that are Year 2000 compliant. ATC's remaining operations are generally dependent only on personal computers and off-the-shelf commercial word processing, drafting, spreadsheet and engineering software. Year 2000 compliant versions of these systems are currently available, and the Company will convert to these compliant systems over the next year and a half as the Company upgrades its operational personal computer systems in the ordinary course to the most recently issued software releases.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's principal sources of liquidity are cash flow from operations and available borrowings under the Revolving Credit Facility. The Revolving Credit Facility provides the Company with an aggregate of up to

$30.0 million of senior secured financing to be used for working capital and general corporate purposes (including permitted acquisitions). As of May 28, 1998, the Company had approximately $24.3 million of availability under the Revolving Credit Facility. It is expected that the Company's principal uses of liquidity will be to provide working capital, finance capital expenditures, fund costs associated with acquisitions and meet debt service requirements. As a result of the consummation of the Transactions, the Company is highly leveraged. Except to the extent set forth below, there will be no mandatory payments of principal on the Notes scheduled prior to their maturity. Based upon current operations, anticipated cost savings and future growth, the Company believes that its cash flow from operations, together with available borrowings under the Revolving Credit Facility will be adequate to meet its anticipated requirements for working capital, capital expenditures and scheduled principal and interest payments, although the Company believes that its ability to repay the Notes and amounts outstanding under the New Credit Facility at maturity will require additional financing. There can be no assurance, however, that any such additional financing will be available at such time to the Company, or that any such available financing will be on terms favorable to the Company. Furthermore, there can be no assurance that the Company's business will continue to generate cash flow at or above current levels or that estimated cost savings or growth can be achieved.

  The Notes impose certain limitations on the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, issue preferred stock, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries. In addition, the New Credit Facility contains other and more restrictive covenants effectively prohibiting the Company from prepaying the Notes. The New Credit Facility also requires the Company to maintain specified financial ratios and satisfy certain financial tests. The Company's ability to meet such financial ratios and tests will be affected by events beyond its control; there can be no assurance that the Company will be able to meet such tests. See "Description of the New Credit Facility."

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

  During fiscal 1998, net cash flows used in operating activities were $3.7 million, primarily due to the increase in refundable income taxes and in billed and unbilled receivables and decreases in accounts payable and other liabilities, representing payments of property facility rentals, non-compete consideration and assumed liabilities of ATEC and other acquisitions. Net cash flows used in investing activities were $11.9 million, resulting from cash used in connection with the acquisitions of BCM, EWI, Bing Yen and ATEC and purchases of property and equipment. Net cash flows provided by financing activities were $18.8 million, primarily representing the proceeds from the Notes, the Term Loan, the Holdings Contribution and the proceeds from the 8.18% Senior Secured Notes less payments for the purchase of the Company's Common Stock pursuant to the Merger and repayment of outstanding debt.

  During fiscal 1997 and fiscal 1996, net cash flows used in operating activities were $6.7 million and $0.8 million, respectively, primarily due to income generated from operations and increases in billed and unbilled receivables, which were offset in fiscal 1997 by reductions of accounts payable and other liabilities, including assumed liabilities associated with acquisitions. Net cash flows used in investing activities were $13.1 million and $4.6 million, respectively, in each of the periods, resulting from the acquisitions of ATEC and 3D and purchases of property and equipment in fiscal 1997 and the acquisitions of the Hill Businesses, AGI, Con-Test and R.E. Blattert and Associates ("R.E. Blattert"), additional contingent purchase obligations in connection with the BSE and R.E. Blattert acquisitions and purchases of property and equipment in fiscal 1996. Net cash flows provided by financing activities were $8.4 million and $17.5 million, respectively, representing the proceeds of a bridge credit facility, less payments made on long-term debt and notes payable assumed from ATEC in fiscal 1997 and representing the net offering proceeds of the Company's 1996 secondary offering of Common Stock plus proceeds from a $2.6 million increase in debt primarily under the Company's prior credit facilities, less payments made on long-term debt and notes payable of $6.7 million in fiscal 1996.

SEASONALITY

  ATC typically experiences a slow down in business activities during the winter months and an increase in business activities during the summer months. This is due to seasonal fluctuations in construction and remediation activities. As a result, operating results may vary from period to period. For fiscal 1998 and 1997, comparable quarterly revenues as a percentage of relevant annual revenues were 24.6%, 26.6%, 25.0% and 23.8% and 26.8%, 25.7%,
23.8% and 23.7%, respectively.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED FEBRUARY 28, 1998

-------------------------------------------------------------------------------
                                                                           Page

INDEPENDENT AUDITORS' REPORT ...........................................    F-2

FINANCIAL STATEMENTS:
     Consolidated Balance Sheets
       February 28, 1997 and 1998.......................................    F-3

     Consolidated Statements of Operations
       For the Years Ended February 28(29), 1996 and 1997 and the Periods
       Ended February 4, 1998 and February 28, 1998.....................    F-4

     Consolidated Statements of Stockholders' Equity
       For the Years Ended February 28(29), 1996 and 1997 and the Periods
       Ended February 4, 1998 and February 28, 1998.....................    F-5

     Consolidated Statements of Cash Flows
       For the Years Ended February 28(29), 1996 and 1997 and the Periods
       Ended February 4, 1998 and February 28, 1998.....................    F-6

     Notes to Consolidated Financial Statements for the Years Ended
       February 28 (29), 1996 and 1997 and the Periods Ended
       February 4, 1998 and February 28, 1998...........................    F-7

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

     As discussed in Note B to the consolidated financial statements, all of the issued and outstanding shares of common stock of the Company were purchased by Acquisition Corp., a wholly-owned subsidiary of Acquisition Holdings, Inc., in a business combination accounted for as a purchase on February 5, 1998. As a result of the acquisition, the consolidated financial statements for the Successor period are presented on a different basis of accounting than that of the Predecessor period, and are therefore not directly comparable.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Omaha, Nebraska
May 29, 1998

                    ATC GROUP SERVICES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           FEBRUARY 28, 1997 AND 1998

                                                      PREDECESSOR   SUCCESSOR
                                                          1997         1998
                                                      ------------ ------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents..........................  $  2,003,890 $  5,268,708
 Trade accounts receivable, less allowance for
  doubtful accounts ($1,455,716 in 1997 and
  $3,077,829 in 1998) (Note K)......................    34,406,026   39,934,302
 Costs in excess of billings on uncompleted
  contracts.........................................     5,191,569   10,196,397
 Prepaid expenses and other current assets..........     2,934,193    2,422,523
 Deferred income taxes (Note H).....................       790,400    2,041,200
 Refundable income taxes............................       118,340    4,232,505
                                                      ------------ ------------
  Total current assets..............................    45,444,418   64,095,635
PROPERTY AND EQUIPMENT, Net (Note C)................     3,784,633    5,793,928
GOODWILL, net of accumulated amortization
 ($1,478,876 in 1997 and $3,261,108 in 1998) (Note
 B).................................................    35,587,076  106,829,231
COVENANTS NOT TO COMPETE, net of accumulated
 amortization ($455,316 in 1997 and $774,589 in
 1998) (Note B).....................................       632,184    5,162,911
DEBT ISSUANCE COSTS, net of accumulated amortization
 ($107,570 in 1998).................................           --     5,808,246
OTHER ASSETS........................................       845,346    1,365,056
                                                      ------------ ------------
                                                      $ 86,293,657 $189,055,007
                                                      ============ ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Short-term debt (Note D)...........................  $    300,000 $    300,000
 Current maturities of long-term debt (Note D)......     1,986,730    1,420,816
 Accounts payable...................................     7,440,024    7,738,433
 Accrued compensation...............................     3,789,233    5,096,880
 Accrued payment obligations--ATEC acquisition (Note
  B)................................................     1,721,594      589,026
 Tender Offer liability (Note B)....................           --    14,278,838
 Other accrued expenses.............................     2,505,143    5,231,164
                                                      ------------ ------------
  Total current liabilities.........................    17,742,724   34,655,157
LONG-TERM DEBT, less current maturities (Note D)....    22,123,344  120,419,684
OTHER LIABILITIES (Note E)..........................       270,386    2,737,185
DEFERRED INCOME TAXES (Note H)......................       717,900    4,606,800
                                                      ------------ ------------
  Total liabilities.................................    40,854,354  162,418,826
                                                      ------------ ------------
COMMITMENTS AND CONTINGENCIES (Notes B and E)
STOCKHOLDERS' EQUITY (Notes B, D, F, and G):
 Common stock, par value $.01 per share; authorized
  20,000,000 shares in 1997; par value $.01 per
  share; authorized 10,000 shares in 1998; issued
  and outstanding 7,800,187 shares in 1997 and 1,000
  shares in 1998....................................        78,002           10
 Additional paid-in capital.........................    28,996,627   28,425,589
 Retained earnings (deficit)........................    16,364,674   (1,789,418)
                                                      ------------ ------------
  Total stockholders' equity........................    45,439,303   26,636,181
                                                      ------------ ------------
                                                      $ 86,293,657 $189,055,007
                                                      ============ ============

See notes to consolidated financial statements.

                    ATC GROUP SERVICES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

          FOR THE YEARS ENDED FEBRUARY 28 (29), 1996 AND 1997 AND THE
              PERIODS ENDED FEBRUARY 4, 1998 AND FEBRUARY 28, 1998

                                         PREDECESSOR                       SUCCESSOR
                          ------------------------------------------- -------------------
                                                     MARCH 1, 1997 TO FEBRUARY 5, 1998 TO
                             1996          1997      FEBRUARY 4, 1998  FEBRUARY 28, 1998
                          -----------  ------------  ---------------- -------------------
REVENUES................  $44,964,897  $113,855,364    $129,260,984       $12,175,693
 Reimbursable Costs.....    4,851,206    17,953,895      19,788,372         2,226,607
                          -----------  ------------    ------------       -----------
NET REVENUES............   40,113,691    95,901,469     109,472,612         9,949,086
COST OF NET REVENUES....   19,663,968    53,750,707      60,352,326         5,726,571
                          -----------  ------------    ------------       -----------
    Gross Profit........   20,449,723    42,150,762      49,120,286         4,222,515
                          -----------  ------------    ------------       -----------
OPERATING EXPENSES:
 Selling................    1,513,222     3,118,926       4,144,165           449,652
 General and
  administrative........   12,850,874    26,299,172      35,595,493         4,712,200
 Provision for bad
  debts.................      290,165     1,021,631       1,956,803           546,815
                          -----------  ------------    ------------       -----------
                           14,654,261    30,439,729      41,696,461         5,708,667
                          -----------  ------------    ------------       -----------
    Operating Income
     (loss).............    5,795,462    11,711,033       7,423,825        (1,486,152)
NON-OPERATING EXPENSE
 (INCOME):
 Interest expense.......      376,621     1,569,043       2,891,279         1,326,974
 Interest income........     (272,463)     (230,610)       (170,421)          (39,405)
 Other..................       20,306       (25,134)        (52,963)          (19,576)
                          -----------  ------------    ------------       -----------
                              124,464     1,313,299       2,667,895         1,267,993
                          -----------  ------------    ------------       -----------
    Income (loss) before
     income taxes.......    5,670,998    10,397,734       4,755,930        (2,754,145)
INCOME TAX EXPENSE (Note
 H).....................    1,805,000     4,090,000       2,117,927          (964,727)
                          -----------  ------------    ------------       -----------
NET INCOME (LOSS).......  $ 3,865,998  $  6,307,734    $  2,638,003       $(1,789,418)
                          ===========  ============    ============       ===========

See notes to consolidated financial statements.

                    ATC GROUP SERVICES INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

          FOR THE YEARS ENDED FEBRUARY 28 (29), 1996 AND 1997 AND THE
              PERIODS ENDED FEBRUARY 4, 1998 AND FEBRUARY 28, 1998

                             COMMON STOCK
                          -------------------
                                                                NOTES
                                                ADDITIONAL   RECEIVABLE-
                                                 PAID-IN       COMMON      RETAINED
                            SHARES    AMOUNT     CAPITAL        STOCK      EARNINGS       TOTAL
                          ----------  -------  ------------  ----------- ------------  ------------
BALANCE, February 28,
 1995...................   5,738,018   57,380     7,484,453    (15,000)     6,286,361    13,813,194
Issuance of common stock
 in public offering at
 $12.00
 per share less
 expenses...............   1,970,000   19,700    21,534,761        --             --     21,554,461
Sale of common stock at
 $1.83 to $10.50 per
 share,
 upon exercise of stock
 options and warrants...      39,613      396       100,223        --             --        100,619
Net issuance of common
 stock and adjustments
 in connection with the
 merger of Aurora
 Environmental Inc. into
 ATC (Note B)...........      83,356      834        60,283    (30,000)           --         31,117
Common stock recovered
 in connection with the
 Con-Test, Inc.
 acquisition (Note B)...     (33,130)    (331)     (139,682)       --             --       (140,013)
Other capital
 transactions...........      (1,280)     (13)       (9,849)       --         (23,100)      (32,962)
Net income of
 predecessor............         --       --            --         --       3,865,998     3,865,998
                          ----------  -------  ------------   --------   ------------  ------------
BALANCE, February 29,
 1996...................   7,796,577   77,966    29,030,189    (45,000)    10,129,259    39,192,414
Sale of common stock at
 $1.85 to $10.00 per
 share,
 upon exercise of stock
 options and warrants...      15,930      159        74,998        --             --         75,157
Common stock received as
 consideration for sale
 of assets..............     (12,320)    (123)      (51,990)       --         (72,319)     (124,432)
Other capital
 transactions...........         --       --        (56,570)    45,000            --        (11,570)
Net income of
 predecessor............         --       --            --         --       6,307,734     6,307,734
                          ----------  -------  ------------   --------   ------------  ------------
BALANCE, February 28,
 1997...................   7,800,187   78,002    28,996,627        --      16,364,674    45,439,303
Sale of common stock at
 $1.88 to $10.00 per
 share,
 upon exercise of stock
 options and warrants...     668,802    6,688     2,830,294        --             --      2,836,982
Issuance of common stock
 in connection with the
 acquisition of Environ-
 mental Warranty Inc.
 (Note B)...............      33,000      330       364,733        --             --        365,063
Other capital transac-
 tions..................         --       --        (61,484)       --             --        (61,484)
Net income of predeces-
 sor....................         --       --            --         --       2,638,003     2,638,003
                          ----------  -------  ------------   --------   ------------  ------------
BALANCE, February 4,
 1998...................   8,501,989   85,020    32,130,170        --      19,002,677    51,217,867
Purchase of common stock
 and adjustments in
 connection with the
 Tender Offer and Merger
 (Note B)...............  (8,501,989) (85,020)  (32,130,170)       --     (19,002,677)  (51,217,867)
Sale of common stock to
 Parent.................       1,000       10    30,714,639        --             --     30,714,649
Predecessor basis
 adjustment.............         --       --     (2,289,050)       --             --     (2,289,050)
Net loss of successor...         --       --            --         --      (1,789,418)   (1,789,418)
                          ----------  -------  ------------   --------   ------------  ------------
BALANCE, February 28,
 1998...................       1,000  $    10  $ 28,425,589   $    --    $ (1,789,418) $ 26,636,181
                          ==========  =======  ============   ========   ============  ============

See notes to consolidated financial statements.

                    ATC GROUP SERVICES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE YEARS ENDED FEBRUARY 28, (29), 1996 AND 1997 AND THE
              PERIODS ENDED FEBRUARY 4, 1998 AND FEBRUARY 28, 1998

                                       PREDECESSOR                       SUCCESSOR
                         ------------------------------------------ -------------------
                                                   MARCH 1, 1997 TO FEBRUARY 5, 1998 TO
                            1996         1997      FEBRUARY 4, 1998  FEBRUARY 28, 1998
                         -----------  -----------  ---------------- -------------------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
 Net income (loss).....  $ 3,865,998  $ 6,307,734    $  2,638,003      $ (1,789,418)
 Adjustments to
  reconcile net income
  (loss) to net cash
  from operating
  activities:
 Depreciation and
  leasehold
  amortization.........      776,917      882,803       1,168,481           141,693
 Amortization of
  goodwill and
  covenants............      437,254    1,216,008       1,911,473           441,931
 Provision for bad
  debts................      290,165    1,021,631       1,956,803           546,815
 Deferred income taxes.     (191,700)     171,300       2,912,020           414,071
 Other.................     (132,700)    (143,981)        101,259          (297,869)
 Changes in operating
  assets and
  liabilities, net of
  amounts acquired in
  acquisitions:
  Receivables..........   (4,168,658)  (3,861,601)     (2,266,127)         (420,476)
  Prepaid expenses and
   other assets........     (434,890)    (143,679)     (1,574,328)        1,661,624
  Accounts payable and
   other liabilities...   (1,199,278) (12,210,762)     (7,223,793)          137,104
  Income taxes
   refundable/payable..      (85,750)      75,858      (2,221,936)       (1,892,197)
                         -----------  -----------    ------------      ------------
   Net cash flows from
    operating
    activities.........     (842,642)  (6,684,689)     (2,598,145)       (1,056,722)
                         -----------  -----------    ------------      ------------
CASH FLOWS FROM
 INVESTING ACTIVITIES:
 Purchase of BCM
  Engineers, Inc........          --           --      (5,425,539)               --
 Purchase of Bing Yen &
  Associates, Inc., net
   of cash acquired.....          --           --      (2,036,320)               --
 Purchase of
  Environmental
  Warranty, Inc., net
  cash acquired.........          --           --          19,350                --
 Purchase of American
  Testing and
  Engineering Corp.,
  net of cash acquired..          --   (8,965,952)     (2,420,766)               --
 Purchase of 3D
  Information Services,
  Inc., net of cash
  acquired..............          --   (2,926,681)             --                --
 Purchase of Hill
  Businesses............  (2,517,949)          --              --                --
 Purchase of Applied
  Geosciences, Inc.
  (Note B)..............    (589,060)     (22,324)             --                --
 Other acquisitions.....    (556,711)          --         (61,675)               --
 Purchase of property
  and equipment.........    (946,206)  (1,285,695)     (1,976,605)         (134,316)
 Other..................      22,987       56,328         127,234             6,018
                         -----------  -----------    ------------      ------------
   Net cash flows from
    investing
    activities.........   (4,586,939) (13,144,324)    (11,774,321)         (128,298)
                         -----------  -----------    ------------      ------------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
 Proceeds from issuance
  of common stock, net
  of expenses..........   21,655,080       75,157       2,821,481        30,730,150
 Proceeds from issuance
  of long-term debt and
  notes payable........    2,585,125   22,270,297      41,950,000       114,084,004
 Principal payments on
  long-term debt.......   (6,663,581) (13,925,424)    (27,155,820)      (42,133,928)
 Purchase of Common
  Stock................           --           --              --      (101,412,099)
 Other capital
  transactions.........      (55,462)     (56,570)        (60,234)           (1,250)
                         -----------  -----------    ------------      ------------
   Net cash flows from
    financing
    activities.........   17,521,162    8,363,460      17,555,427         1,266,877
                         -----------  -----------    ------------      ------------
   Net change in cash
    and cash
    equivalents........   12,091,581  (11,465,553)      3,182,961            81,857
CASH AND CASH
 EQUIVALENTS, Beginning
 of year...............    1,377,862   13,469,443       2,003,890         5,186,851
                         -----------  -----------    ------------      ------------
CASH AND CASH
 EQUIVALENTS, End of
 year..................  $13,469,443  $ 2,003,890    $  5,186,851      $  5,268,708
                         ===========  ===========    ============      ============

See notes to consolidated financial statements.

                   ATC GROUP SERVICES INC. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         FOR THE YEARS ENDED FEBRUARY 28, (29), 1996 AND 1997 AND THE
             PERIODS ENDED FEBRUARY 4, 1998 AND FEBRUARY 28, 1998

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ACQUISITION OF THE COMPANY BY ACQUISITION HOLDINGS, INC.--ATC Group Services Inc. and subsidiaries ("ATC" or the "Company") became a wholly owned subsidiary of Acquisition Holdings, Inc. ("Holdings") effective February 5, 1998 (the "Merger Date") upon the merger of the Company with Acquisition Corp., a wholly owned subsidiary of Holdings, with ATC being the surviving corporation (the "Merger"). Holdings, through Acquisition Corp., completed an offer to purchase the outstanding common stock of ATC at $12.00 per share using the proceeds from the issuance of 12% senior subordinated notes (the "Notes"), bank borrowings (the "Bank Credit Facilities") and new equity investments. The accompanying statement of operations for the Company from February 5, 1998 through the fiscal year-end, February 28, 1998 (the "Successor Period"), are attributable to operations of the Company under the successor ownership of Holdings. The predecessor statement of operations, representing the period March 1, 1997 through February 4, 1998 (the "Predecessor Period"), relates to the previous ownership of the Company.

  PRINCIPALS OF CONSOLIDATION--The consolidated financial statements include the accounts of ATC Group Services Inc. (formerly ATC Environmental Inc.) and its wholly owned subsidiaries ATC New England Corp., ATC Blattert Inc., Hygeia Laboratories Inc., ATC Management Inc., ATC InSys Technology Inc., ATC Contraction Services Inc., ATC Environmental Inc., Bing Yen & Associates Inc. and Environmental Warranty Inc. All significant inter-company accounts and transactions have been eliminated.

  NATURE OF BUSINESS--The Company is a national business services firm providing technical and project management services relating to environmental consulting (the "environmental consulting and engineering" segment) and information technology consulting services (the "information technology consulting" segment). The Company's environmental consulting and engineering segment provides environmental and geotechnical engineering services, architectural engineering services, construction materials testing and analytical testing. The Company's information technology consulting segment provides analysis and design services and system programming services to assist clients in building new or modifying existing computer systems. This business unit also provides support to clients in maintaining computer systems.

  REVENUE RECOGNITION--The Company generally contracts for services to customers on the basis of a fixed fee per procedure or services performed. Revenue is recognized as services are performed in accordance with the terms of the contract.

  COSTS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS--Costs in excess of billings on uncompleted contracts represent unbilled services and reimbursable expenses associated with ongoing projects.

  SIGNIFICANT CUSTOMER--In fiscal 1997 and 1998 there were no revenues from a single customer exceeding 5%. In fiscal 1996, revenues from a single customer comprised approximately 6.0% of total revenues.

  PROPERTY AND EQUIPMENT--Property and equipment are carried at cost. Depreciation is computed on either the straight-line or declining balance method over the estimated useful lives of the assets, as follows:

      Office equipment........................................           5 years
      Transportation equipment................................         4-5 years
      Laboratory and field equipment..........................         5-7 years
      Leasehold improvements.................................. life of the lease

  AMORTIZATION OF INTANGIBLE ASSETS--Goodwill, which represents the excess of cost over the fair market value of net assets acquired in the Company's acquisitions, is being amortized on a straight-line basis over a 30 year period. The carrying value of goodwill is periodically evaluated on the basis of management's estimates of

                   ATC GROUP SERVICES INC. AND SUBSIDIARIES

         FOR THE YEARS ENDED FEBRUARY 28, (29), 1996 AND 1997 AND THE
             PERIODS ENDED FEBRUARY 4, 1998 AND FEBRUARY 28, 1998

future undiscounted operating income associated with the acquired businesses. The covenants not to compete are being amortized over the terms of the agreements, which are 1 to 7 year periods.

  INCOME TAXES--ATC and its wholly owned subsidiaries file a consolidated income tax return. The liability method is used to measure deferred tax assets and liabilities based on temporary differences between financial and taxable income existing at each balance sheet date using enacted tax rates.

  CREDIT RISK AND FINANCIAL INSTRUMENTS--Financial instruments which potentially subject the Company to concentrations of credit risk are primarily temporary investments and accounts receivable. The Company places its temporary investments in highly rated financial institutions and investment grade short-term debt instruments. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers, the proportion of receivables from governmental entities, generally short payment terms and dispersion across geographic areas.

  FAIR VALUES OF FINANCIAL INSTRUMENTS--Fair values of financial instruments have been estimated based on market prices of similar instruments and/or valuation techniques using market assumptions. The Company assumes that the carrying amount of short-term financial instruments approximates their fair value. For these purposes, short-term is defined as any item that matures or represents a cash transaction between willing parties within six months or less of the measurement date. Unless otherwise noted, the carry value of financial instruments approximates fair value.

  CASH AND CASH EQUIVALENTS--For purposes of reporting cash flows, the Company considers all commercial paper, money market funds and certificates of deposit purchased with a maturity of three months or less at acquisition to be cash equivalents.

  USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  RECLASSIFICATIONS--Certain reclassifications have been made to the prior years' financial statements to conform to the current year's presentation.

B. MERGER AND BUSINESS ACQUISITIONS

  MERGER, NOTE OFFERING, AND TENDER OFFER TRANSACTIONS--Acquisition Holdings, Inc. ("Holdings" or "Parent") and its wholly owned subsidiary, Acquisition Corp. ("Issuer"), were organized to effect the acquisition of the Company under the terms and conditions of a Merger Agreement dated November 26, 1997 (the "Merger Agreement").

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

                   ATC GROUP SERVICES INC. AND SUBSIDIARIES

         FOR THE YEARS ENDED FEBRUARY 28, (29), 1996 AND 1997 AND THE
             PERIODS ENDED FEBRUARY 4, 1998 AND FEBRUARY 28, 1998


  The Merger Agreement followed the execution of a stockholders agreement (the "Stockholders Agreement") with George Rubin and Morry F. Rubin (collectively the "Stockholders") requiring the Stockholders to vote 14.8% of their interest in the Company in favor of the Merger. In connection with the Stockholders Agreement, the Stockholders each agreed to and entered into Severance Consulting and Non-Competition Agreements (the "Severance Agreements"). Under these agreements, the Stockholders resigned from their officer positions, agreed to provide certain consulting services as requested by the Company for a period of three years following the consummation of the transactions, and agreed to restrict the Stockholders from competing with the Company's business and restricting certain other activities for a period ranging from three to four years from the effective date of the Merger. In consideration of the Severance Agreements, the Company paid the Stockholders $3.1 million on the Merger Date and will pay $553,430 on each of the next six succeeding quarters commencing April 1, 1998.

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

      Sources of Funds:
        Notes.....................................................  $100,000,000
        Bank Term Loan............................................    20,000,000
        Equity investment from Holdings...........................    30,714,639
        Tender Offer obligations to be funded from cash on hand
         and revolving credit borrowings. (The outstanding balance
         at February 28, 1998 was $14,278,838)....................    16,082,850
                                                                   -------------
                                                                   $ 166,797,489
                                                                   =============
      Uses of Funds:
        Purchase of common stock, warrants and stock options.....  $ 105,473,603
      Repay existing debt:
        Principal................................................     42,076,461
        Accrued interest.........................................        577,345
        Accrued ATEC obligations.................................        754,250
      Shareholder Agreement Consideration:
        Amount paid at Merger Date...............................      3,100,002
        Amounts payable in quarterly installments................      3,320,578
        Financing costs and expenses, including debt prepayment
         penalty.................................................     11,495,250
                                                                   -------------
                                                                   $ 166,797,489
                                                                   =============

                   ATC GROUP SERVICES INC. AND SUBSIDIARIES

         FOR THE YEARS ENDED FEBRUARY 28, (29), 1996 AND 1997 AND THE
             PERIODS ENDED FEBRUARY 4, 1998 AND FEBRUARY 28, 1998


  The total consideration paid in connection with the Transactions and allocation of the consideration to the historical book value of assets, covenant not to compete and goodwill is as follows:

      Consideration:
        Purchase price of common stock, warrants, and stock
         options.................................................. $105,473,603
        Severance Agreements consideration........................    6,420,580
        Financing costs and expenses less amount related to debt
         issuance.................................................    4,828,614
                                                                   ------------
                                                                    116,722,797
      Allocation of Consideration:
        Net assets acquired.......................................   51,214,836
      Fair value adjustments:
        Non-compete agreement.....................................    4,700,000
        Other.....................................................    (301,537)
                                                                   ------------
      Excess purchase consideration...............................   61,109,498
      Predecessor basis adjustment................................  (2,289,050)
                                                                   ------------
        Goodwill.................................................. $ 58,820,448
                                                                   ============

  Holdings is not engaged in any activities other than those related to its ownership interest in ATC. A majority interest in Holdings is owned by affiliates of Weiss, Peck & Greer, L.L.C. ("Weiss Peck"), who was also a party to the Merger Agreement. Other actual and beneficial owners of Holdings include ATC management and employees who made equity contributions or elected to receive options to purchase common stock of Holdings in replacement of their "in-the-money' ATC stock options.

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

  BUSINESS ACQUISITIONS--The following acquisitions have been accounted for as purchases. The acquired company's assets and liabilities are included in the accompanying consolidated balance sheets at fair value at the date of purchase. The acquired company's operations subsequent to the acquisition are included in the accompanying consolidated statements of operations. The preliminary purchase price allocation for the fiscal 1998 acquisitions are subject to change when additional information concerning asset and liability valuations is obtained. Therefore, the final allocation may differ from the preliminary allocation.

 Fiscal 1998

  BING YEN & ASSOCIATES, INC.--On November 26, 1997 ATC purchased all of the outstanding stock of Bing Yen & Associates, Inc. ("Bing Yen"). Bing Yen provides geotechnical and structural forensic services to a wide variety of clients in the western United States and is located in Tustin, California.

                   ATC GROUP SERVICES INC. AND SUBSIDIARIES

         FOR THE YEARS ENDED FEBRUARY 28, (29), 1996 AND 1997 AND THE
             PERIODS ENDED FEBRUARY 4, 1998 AND FEBRUARY 28, 1998


  The purchase price was comprised of the following consideration:

      Amounts paid to seller:
        Cash........................................................ $2,200,000
        Note payable at 8% due January 2, 1998......................    550,000
        Notes payable at 8% due in three annual installments
         commencing January 1999....................................  1,150,000
                                                                     ----------
                                                                      3,900,000
      Liabilities assumed:
        Current liabilities.........................................    313,254
        Direct expenses of transaction..............................     50,000
                                                                     ----------
                                                                     $4,263,254
                                                                     ==========

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

  The preliminary purchase price allocation is as follows:

      Cash.......................................................... $  163,680
      Accounts receivable, net......................................  2,292,191
      Work in process...............................................      5,122
      Prepaid expense...............................................     10,746
      Property and equipment........................................    142,241
      Covenant not to compete.......................................     50,000
      Goodwill......................................................  1,595,324
      Other assets..................................................      3,950
                                                                     ----------
                                                                     $4,263,254
                                                                     ==========

  ENVIRONMENTAL WARRANTY, INC.--On November 4, 1997, ATC purchased 90.9% of the outstanding stock of Environmental Warranty, Inc. ("E.W.I."), a property and casualty insurance brokerage firm specializing in environmental insurance products.

  The purchase price was comprised of the following consideration:

      Amounts paid to sellers:
        Cash........................................................ $  150,000
        Notes payable, net of imputed interest at 8.0%..............    582,424
        Payment commitments.........................................    275,000
        ATC Common Stock (33,000 shares)............................    365,062
                                                                     ----------
                                                                      1,372,486
      Liabilities assumed:
        Current liabilities.........................................    314,811
        Direct expenses of transaction..............................     25,000
                                                                     ----------
                                                                     $1,712,297
                                                                     ==========

                   ATC GROUP SERVICES INC. AND SUBSIDIARIES

         FOR THE YEARS ENDED FEBRUARY 28, (29), 1996 AND 1997 AND THE
             PERIODS ENDED FEBRUARY 4, 1998 AND FEBRUARY 28, 1998


  The notes payable are due in three annual installments commencing November 1998 and are subject to certain setoffs. The payment commitments are also due in three installments commencing November 1999. ATC issued 33,000 shares of restricted common stock valued at 11 1/16 per share.

  The preliminary purchase price allocation is as follows:

   Cash and equivalents............................................. $  169,350
   Receivables......................................................    158,391
   Prepaid and other current assets.................................      2,875
   Property and other...............................................     15,384
   Goodwill.........................................................  1,366,297
                                                                     ----------
                                                                     $1,712,297
                                                                     ==========

  BCM ENGINEERS, INC.--On August 20, 1997 ATC purchased certain assets and assumed certain liabilities of the environmental consulting and engineering services division of the Smith Technology Corporation, which operated primarily as BCM Engineers, Inc. ("BCM"). BCM is a leading municipal water and wastewater environmental engineering firm and provides services in water, environmental compliance and site investigations, remedial design and engineering, asbestos, and air quality management. BCM serves major industrial clients in the chemical, petrochemical, oil and gas manufacturing, water supply, commercial development and utilities industries from multiple locations in the east and Gulf Coast.

  The purchase price was comprised of the following consideration:

   Amounts paid to seller or to others on behalf of seller:
     Cash.......................................................... $ 5,425,539
     Notes payable.................................................   2,950,000
     Less note payable offset......................................    (200,000)
                                                                    -----------
                                                                      8,175,539
   Liabilities assumed:
     Current liabilities...........................................   2,833,665
     Non current liabilities.......................................   1,356,151
     Direct expenses related to acquisition........................     112,133
                                                                    -----------
                                                                    $12,477,488
                                                                    ===========

  Notes payable includes a $200,000 note which became due September 20, 1997 and was subject to offset for reductions in net assets and for unrecorded liabilities arising through the closing date of the transaction. Based on the closing balance sheet provided by the Seller, the Company will offset the $200,000 in full. In addition, based on unrealized work in process warranted by the seller and other claims, an additional $2,750,000 has been reflected as an offset of short-term debt in the accompanying consolidated balance sheet.

  The preliminary purchase price allocation is summarized as follows:

   Accounts receivable, net of allowance........................... $ 4,710,960
   Work in process.................................................   3,684,939
   Other current assets............................................       7,357
   Other assets....................................................   1,327,270
   Covenants not to compete........................................     100,000
   Goodwill........................................................   2,646,962
                                                                    -----------
                                                                    $12,477,488
                                                                    ===========

                   ATC GROUP SERVICES INC. AND SUBSIDIARIES

         FOR THE YEARS ENDED FEBRUARY 28, (29), 1996 AND 1997 AND THE
             PERIODS ENDED FEBRUARY 4, 1998 AND FEBRUARY 28, 1998


 Fiscal 1997

  AMERICAN TESTING AND ENGINEERING CORPORATION--On May 24, 1996 ATC purchased certain assets and assumed certain liabilities of American Testing and Engineering Corporation ("ATEC"), a national environmental consulting firm. ATEC provides environmental engineering and consulting services through a large network of branch and regional offices.

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

  The purchase price as amended was comprised of the following consideration:

  Amounts paid to seller and a majority owner:

     Cash.......................................................... $ 9,000,000
     Payment obligations, for property and facility rentals and
      non-compete consideration....................................   6,001,000
     Contingent/additional consideration under amended purchase
      agreement....................................................   9,049,000
                                                                    -----------
                                                                     24,050,000
   Liabilities assumed:
     Current liabilities...........................................  15,731,076
     Bank debt.....................................................  10,750,000
     Direct expenses related to acquisition........................     139,438
                                                                    -----------
                                                                    $50,670,514
                                                                    ===========

  The purchase price allocation reflecting the additional consideration is summarized as follows:

   Accounts receivable and work in process, net of allowances..... $ 18,957,768
   Other current assets...........................................    2,023,996
   Other assets...................................................    1,428,617
   Covenants not to compete.......................................      430,000
   Goodwill.......................................................   27,830,133
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

                   ATC GROUP SERVICES INC. AND SUBSIDIARIES

         FOR THE YEARS ENDED FEBRUARY 28, (29), 1996 AND 1997 AND THE
             PERIODS ENDED FEBRUARY 4, 1998 AND FEBRUARY 28, 1998


  3D INFORMATION SERVICES, INC.--On May 28, 1996, ATC purchased certain assets and assumed certain liabilities of 3D Information Services, Inc. ("3D"), a New Jersey based information services company providing technical information consulting services in all phases of information system design, development, maintenance and management in client server and mainframe based environments. The purchase price was comprised of the following consideration:

  Amounts paid to seller:

   Cash............................................................. $3,000,000
   Note payable.....................................................  2,500,000
                                                                     ----------
                                                                      5,500,000
   Assumed liabilities..............................................    247,905
   Direct expenses related to acquisition...........................     23,149
                                                                     ----------
                                                                     $5,771,054
                                                                     ==========

  The initial purchase price allocation is summarized as follows:

   Accounts receivable.............................................. $1,163,981
   Work in process..................................................    279,047
   Property and equipment...........................................     77,381
   Other current assets.............................................     77,560
   Covenant not to compete..........................................    100,000
   Goodwill.........................................................  4,073,085
                                                                     ----------
                                                                     $5,771,054
                                                                     ==========

 Fiscal 1996

  HILL BUSINESSES--In November 1995, ATC purchased certain assets and assumed certain liabilities of Kaselaan & D'Angelo Associates, Inc., Hill
Environmental, Inc. (formerly the environmental division of Gibbs & Hill, Inc.) and Particle Diagnostics, Inc., wholly owned subsidiaries of Hill International, Inc. (collectively the "Hill Businesses").

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

   Amounts paid to seller:
   Cash............................................................. $2,517,949
   Letter of credit, net of imputed interest (Note E)...............    700,000
   Note payable at 8.75% interest (Note E)..........................    300,000
                                                                     ----------
                                                                      3,517,949
   Liabilities assumed..............................................    907,884
   Direct expenses related to acquisition...........................    885,538
                                                                     ----------
                                                                     $5,311,371
                                                                     ==========

  Direct expenses related to acquisition includes costs incurred in order to obtain proper title to the assets from Sellers bank as described further in Note E.

                   ATC GROUP SERVICES INC. AND SUBSIDIARIES

         FOR THE YEARS ENDED FEBRUARY 28, (29), 1996 AND 1997 AND THE
             PERIODS ENDED FEBRUARY 4, 1998 AND FEBRUARY 28, 1998


  The purchase price allocation is summarized as follows:

   Costs in excess of billings on uncompleted contracts, net of unrealizable amounts............................................. $  620,000
   Property and equipment............................................    175,000
   Other assets......................................................     30,572
   Covenants not to compete..........................................     37,500
   Goodwill..........................................................  4,448,299
                                                                      ----------
                                                                      $5,311,371
                                                                      ==========

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

  APPLIED GEOSCIENCES, INC.--Effective February 29, 1996, ATC purchased certain assets and assumed certain liabilities of Applied Geosciences, Inc. ("AGI"), a California based environmental consulting company having offices in San Diego, Tustin and San Jose, California

  The purchase price was comprised of the following consideration. In addition, AGI will receive contingent consideration of up to $190,000 subject to actual collections of the purchased trade receivables in excess of a minimum amount established under the agreements.

   Amounts paid to seller or to others on behalf of seller:
   Cash to seller.................................................... $147,546
   Contingent consideration earned to date...........................   22,324
   Cash to secured creditors of seller...............................  441,514
                                                                      --------
                                                                       611,384
   Liabilities assumed...............................................  225,538
   Direct expenses related to acquisition............................   31,246
                                                                      --------
                                                                      $868,168
                                                                      ========

  The purchase price allocation is summarized as follows:

   Accounts receivable, net.......................................... $ 474,973
   Property and equipment............................................   115,060
   Covenants not to compete..........................................    30,000
   Goodwill..........................................................   248,135
                                                                      ---------
                                                                      $ 868,168
                                                                      =========

 Other Acquisitions

  R.E. BLATTERT & ASSOCIATES--On January 13, 1995, ATC acquired substantially all of the assets and liabilities of R.E. Blattert & Associates ("R.E. Blattert"), an environmental consulting firm having geologic, environmental engineering and water resource expertise with offices in Indiana and Iowa. The purchase agreement provides for the seller to receive additional purchase consideration based on achieving agreed upon earnings targets. At February 28, 1997, $200,000 of additional purchase consideration had been earned and recorded as goodwill. In fiscal 1998, the Company and Seller agreed to certain modifications to the purchase agreement, which limits the contingent consideration to amounts earned through February 28, 1997.

                   ATC GROUP SERVICES INC. AND SUBSIDIARIES

         FOR THE YEARS ENDED FEBRUARY 28, (29), 1996 AND 1997 AND THE
             PERIODS ENDED FEBRUARY 4, 1998 AND FEBRUARY 28, 1998


  MICROBIAL ENVIRONMENTAL SERVICES, INC.--On January 4, 1995, ATC acquired certain operations of Microbial Environmental Services, Inc. ("MES"). ATC agreed to assume service performance obligations under certain contracts and a lease obligation of MES and MES assigned its accounts receivable to ATC. ATC additionally purchased certain field and laboratory equipment from MES and paid a finder's fee to an unrelated party.

  CON-TEST, INC.--On October 1, 1994, ATC acquired substantially all of the assets and liabilities of Con-Test, Inc. ("Con-Test"), a Massachusetts based environmental consulting company having branch offices in the New England states, New York and Pennsylvania. The seller guaranteed the net receivables purchased resulting in the Company reacquiring 33,130 shares of its restricted common stock in fiscal 1996. Effective March 31, 1996, the Company sold its East Longmeadow, MA laboratory, originally part of the operations acquired from Con-Test, back to the Seller in exchange for cash, 12,320 shares of the Company's restricted common stock, and the assumption of certain liabilities and facility lease obligations. The assets sold included property and equipment, leasehold improvements, and intangible assets including contract rights, accreditation rights, customer lists, and the use of the Con-Test business name and logo.

  BSE MANAGEMENT, INC.--In fiscal 1994, ATC acquired certain assets and liabilities of BSE Management, Inc. ("BSE"), a California based environmental consulting holding company and those of its subsidiaries, Diagnostic Environmental Inc., Hygeia Environmental Laboratories and The Environmental Institute Inc. The acquisition was accomplished by purchasing certain BSE assets at a foreclosure sale, acquiring certain BSE unsecured debt from its holder, entering into consulting and employment contracts and non-compete agreements with certain key BSE employees, and assuming specified liabilities of BSE. The purchase agreement provided for additional purchase consideration contingent upon future cash receipts of the ongoing business over five years. These contingent payments totaled $1,355,165 and have been fully earned as of February 29, 1996 and recorded as goodwill.

  AURORA ENVIRONMENTAL INC. MERGER--Effective June 29, 1995, ATC and Aurora Environmental Inc. ("Aurora") merged, with ATC as the surviving corporation. ATC exchanged .545 of a share of ATC common stock for each share of Aurora stock. ATC common shares held by Aurora of 3,258,000 were canceled. The merger has been accounted for in a manner similar to a pooling of interests. Under this method of accounting, recorded assets and liabilities of Aurora were combined with ATC and the results of operations of ATC and Aurora were combined on the date the merger became effective. As a result of the merger, ATC utilized Aurora's net operating loss carryforward, which was $970,000 as of the date of the merger. In addition, ATC's liability to Aurora was canceled at the merger date.

  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)--The following unaudited pro forma information sets forth the results of operations of ATC as if the Merger and the Tender Offer and ATC's purchases of ATEC, 3D, BCM, EWI and Bing Yen had occurred on March 1, 1996, the beginning of fiscal 1997.

                                                            PRO FORMA
                                                     YEAR ENDED FEBRUARY 28,
                                                    --------------------------
                                                        1997          1998
                                                    ------------  ------------
   Revenues........................................ $182,444,389  $160,628,928
   Operating Income................................   15,449,440     3,336,993
   Interest Expense................................   15,527,717    16,126,197
   Income (loss) before income taxes...............     (293,495)  (12,494,568)
   Net income (loss)............................... $   (136,515) $ (7,913,810)

                   ATC GROUP SERVICES INC. AND SUBSIDIARIES

         FOR THE YEARS ENDED FEBRUARY 28, (29), 1996 AND 1997 AND THE
             PERIODS ENDED FEBRUARY 4, 1998 AND FEBRUARY 28, 1998


C. PROPERTY AND EQUIPMENT

  Property and equipment as of February 28 consists of:

                                                             1997       1998
                                                          ---------- ----------
     Office equipment.................................... $3,339,049 $5,345,109
     Laboratory and field equipment......................  3,335,721  3,967,605
     Transportation equipment............................    207,857    582,524
     Leasehold improvements..............................    849,700  1,111,823
                                                          ---------- ----------
                                                           7,732,327 11,007,061
     Less accumulated depreciation.......................  3,947,694  5,213,133
                                                          ---------- ----------
     Property and equipment, net......................... $3,784,633 $5,793,928
                                                          ========== ==========

D. DEBT AND CREDIT AGREEMENTS

  SHORT TERM DEBT--The February 28, 1997 and 1998 balance consists of a 8.75%, $300,000 note payable issued in connection with the Company's purchase of the Hill Businesses. The Company has withheld payment on the note and interest accrued through the original maturity date, April 30, 1996, pending the outcome of the litigation with Hill as discussed in Note E.

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

                   ATC GROUP SERVICES INC. AND SUBSIDIARIES

         FOR THE YEARS ENDED FEBRUARY 28, (29), 1996 AND 1997 AND THE
             PERIODS ENDED FEBRUARY 4, 1998 AND FEBRUARY 28, 1998


  Long-Term Debt--Long term debt as of February 28 consists of:

                                                          1997         1998
                                                       ----------- ------------
Term loan under the Company's Bank Credit Facilities.
 Interest rate at February 28, 1998 was 7.875%.
 Interest is payable monthly. Quarterly principal
 payments of $750,000 commence February 1999 and
 increase through the loan maturity on January 29,
 2003................................................          --  $ 20,000,000
12% Senior Subordinated Notes due January 15, 2008.
 Interest payable semi- annually.....................          --   100,000,000
Notes payable issued in connection with the purchase
 of Bing Yen &Associates with a fixed interest rate
 of 8.0%. The principal is payable in three install-
 ments commencing January 1999.......................          --     1,150,000
Note payable issued in connection with the purchase
 of Environmental Warranty, Inc, net of imputed in-
 terest at 8.00%. The note is payable in three in-
 stallments of $226,000 commencing October 1998......          --       597,955
Borrowings from banks under the prior bridge credit
 facility............................................   20,850,000          --
Note payable issued in connection with the purchase
 of 3D Information Services, Inc. with a fixed inter-
 est rate of 8.25%. .................................    1,931,193          --
Insurance premium financing obligation payable in
 fixed monthly installments of principal and interest
 through April, 1998. Interest accrued at 6.4%.......      781,188       57,749
Note payable issued in connection with the purchase
 of Con-Test, payable in three annual installments
 through September 30, 1997. Interest accrued at 8.5%
 and is payable quarterly............................      178,333          --
Notes payable issued in connection with other asset
 acquisitions due in installments through May 1998.
 Interest rates range from the prime rate, (8.25% at
 February 28, 1997) to 9.0%..........................      146,272       25,000
Note payable assumed in connection with the purchase
 of ATEC. Interest accrued at the prime rate plus 2%
 (10.25% at February 28, 1997).......................      127,095          --
Notes payable issued in connection with the purchase
 of MES, with interest at prime (8.25% at February
 28, 1997) payable through February, 1998............       66,667          --
Other notes with interest rates ranging from 7.25% to
 12.4% due in monthly installments through October,
 2001................................................       29,326        9,796
                                                       ----------- ------------
                                                        24,110,074  121,840,500
Less current maturities..............................    1,986,730    1,420,816
                                                       ----------- ------------
Long-term debt, less current maturities..............  $22,123,344 $120,419,684
                                                       =========== ============

  BANK CREDIT FACILITIES--On January 29, 1998, a credit facility with various lending institutions was established providing the Company senior secured credit facilities consisting of a $20 million Term Loan and a $30 million Revolving Credit Facility (the "Bank Credit Facilities").

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

                   ATC GROUP SERVICES INC. AND SUBSIDIARIES

         FOR THE YEARS ENDED FEBRUARY 28, (29), 1996 AND 1997 AND THE
             PERIODS ENDED FEBRUARY 4, 1998 AND FEBRUARY 28, 1998

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

  12% SENIOR SUBORDINATED NOTES DUE 2008--The 12% Senior Subordinated Notes due 2008 were issued January 29, 1998 pursuant to an indenture agreement and became obligations of the Company as of the Merger Date. Interest accrues at 12% per annum and is payable semiannually in arrears on each January 15 and July 15, commencing July 15, 1998. The Notes are unsecured obligations of the Company, ranking subordinate in right of payment to all senior indebtedness (as defined) as of the Merger Date, and ranking pari passu in right of payment with any future senior subordinated indebtedness and senior in right of payment to all other subordinated obligations of the Company. The Notes will be redeemable, in whole of in part, at the Company's option on or after January 15, 2003 at redemption prices set forth in the Note indenture agreement. Up to 35% of the aggregate principal amount of the Notes may be redeemed on or prior to January 15, 2001 with the net cash proceeds of a public offering at redemption prices and terms in accordance with the Note indenture agreement. The Note indenture agreement provides noteholders the option to have their notes purchased in the event of a change in control. In addition, the Note indenture contains covenants restricting the incurrence of additional indebtedness, payment of dividends, sales of assets, incurrence of liens, mergers and acquisitions and conduct of the business to existing businesses.

  8.18% SENIOR SECURED NOTES--On May 29, 1997, the Company issued $32,500,000 of 8.18% Senior Secured Notes to a group of financial institutions. The proceeds were used in part to repay the Company's outstanding bridge credit facility outstanding as of the February 28, 1997. Accordingly, at February 28, 1997, the Company classified its $20,850,000 outstanding bridge loan facility as long-term debt. In connection with the issuance of the 8.18% Senior Secured Notes, the Company had entered into a bank credit agreement providing a $15,000,000 revolving line of credit. Amounts outstanding under the bank revolver and the 8.18%

                   ATC GROUP SERVICES INC. AND SUBSIDIARIES

         FOR THE YEARS ENDED FEBRUARY 28, (29), 1996 AND 1997 AND THE
             PERIODS ENDED FEBRUARY 4, 1998 AND FEBRUARY 28, 1998

Senior Secured Notes were repaid in full using proceeds of the 12% Senior Subordinated Notes due 2008 and the Bank Credit Facilities.

  AGGREGATE MATURITIES--Aggregate maturities of long-term debt as of February 28, 1998 are as follows: fiscal 1999--$1,420,816; fiscal 2000--$3,827,091;
fiscal 2001--$5,092,593; fiscal 2002--$6,250,000, fiscal 2003--$5,250,000 and thereafter $100,000,000.

E. COMMITMENTS AND CONTINGENCIES

  OPERATING LEASE COMMITMENTS--The Company leases office space, laboratory facilities, temporary housing facilities and automobiles under operating lease agreements, which expire at varying dates through September 2007. The Company also rents equipment on a job-by-job basis. Minimum annual rental commitments as of February 28, 1998 are as follows: fiscal 1999--$4,776,616; fiscal 2000-- $3,828,324; fiscal 2001--$2,221,522; fiscal 2002--$1,259,135; fiscal 2003--
$844,845 and thereafter $2,173,808 (total $15,104,250).

  Rental expense associated with facility and equipment operating leases for fiscal years 1996, 1997 and 1998 for the Predecessor and Successor Periods was $1,389,865, $3,009,675, $3,683,058 and $426,160, respectively.

  OTHER LIABILITIES--Other liabilities consist primarily consist of long-term lease commitments and other long-term contractual obligations assumed in connection with business acquisitions. Contractual obligations expected to be realized during the next fiscal year are included within other accrued expenses.

  LITIGATION--GENERAL LITIGATION--Irv Richter v. ATC Group Services, Inc., et al, Civ. Action No. 16007-NC, Court of Chancery, New Castle County, Delaware. Joseph I. Peters v. George Rubin, et al, Civ. Action No. 16026-NC, Court of Chancery, New Castle County, Delaware. On or about November 5, 1997, a summons and complaint were filed in the Court of Chancery of the State of Delaware in and for New Castle County (the "Delaware Court") on behalf of Irvin Richter, as plaintiff (the "Richter Complaint"). The Richter Complaint named the Company and the members of the Company's board of directors as defendants. On or about December 18, 1997, counsel for Mr. Richter filed with the Delaware Court a Notice of Dismissal Without Prejudice of the Richter Complaint. On or about November 12, 1997, another summons and complaint were filed in the Delaware Court on behalf of Joseph I. Peters, as plaintiff (the "Peters Action"). On or about December 18, 1997, an amended complaint was filed in the Peters Action (the "Amended Complaint"). The Amended Complaint names the Company, the members of the Company's board of directors, Weiss Peck and the WPG Corporate Development Associates V, L.P., a Weiss Peck affiliate, as defendants. The Amended Complaint challenges the Tender Offer and Merger. The Amended Complaint seeks class action status on behalf of the stockholders of the Company. The plaintiff in the Peters Action claims that the offer price for the Company's Common Stock is inadequate and that the defendants have breached their fiduciary duties to the plaintiff and other stockholders of the Company. The plaintiff seeks, among other things, to enjoin the Transactions or compensatory damages. On January 7, 1998, a motion to dismiss was filed by Weiss Peck and WPG Corporate Development Associates V, L.P, a Weiss Peck affiliate. On January 13, 1998, answers to the complaint were filed by the Company and the remaining defendants. The parties to the Peters Action are currently conducting discovery. The Company believes the allegations contained in the Amended Complaint are without merit and intends to defend the Peters Action vigorously; however, there can be no assurance of the outcome.

  First Fidelity Bank, N.A., et al v. Hill International, Inc. et al., Superior Court of New Jersey, Law Division, Burlington County, Docket No. Bur-L-03400-95, filed December 19, 1995. Irvin E. Richter, et al v. ATC Group Services Inc., et al. United States District Court, District of New Jersey, Civ. No. 96 CV 5818 (JBS) filed

                   ATC GROUP SERVICES INC. AND SUBSIDIARIES

         FOR THE YEARS ENDED FEBRUARY 28, (29), 1996 AND 1997 AND THE
             PERIODS ENDED FEBRUARY 4, 1998 AND FEBRUARY 28, 1998

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

  Commonwealth of Massachusetts v. TLT Construction Corp. et al., Civ. Action No. 96-02281 F, Superior Court of Middlesex County, Massachusetts. This is an action brought by the Commonwealth of Massachusetts in April 1996, against the architects and general contractor on a renovation and construction project on the Suffolk County Courthouse in Massachusetts. The basis of the lawsuit is that one or more damp-proofing products specified by the architect defendants and installed by the contractor defendant made employees in the courthouse ill because of the off-gassing of harmful vapors. Dennison Environmental Services Inc., ("Dennison") an ATC subsidiary, was joined on August 13, 1996, as a third party defendant by TLT Construction Corporation, the general contractor, because Dennison performed some air quality testing of the air in the courthouse for the Commonwealth of Massachusetts during the construction process. The contractor alleges that it acted in reliance on these tests in continuing to install the material after the test report was given to it by the state. ATC's position is that it did not commit any error or omission in this case, that ATC made no representation to the contractors or material supplier and had no privity with them and that Dennison's opinion

                   ATC GROUP SERVICES INC. AND SUBSIDIARIES

         FOR THE YEARS ENDED FEBRUARY 28, (29), 1996 AND 1997 AND THE
             PERIODS ENDED FEBRUARY 4, 1998 AND FEBRUARY 28, 1998

concerning short term, during-construction health effects of the off-gassing could not be justifiably relied upon with respect to the long-term performance and health effects of the product or its installation. This case is in the discovery phase. At this point, ATC considers the case to be without merit, and ATC intends to vigorously defend the action. The Company currently has in force a professional liability insurance policy in the amount of $10,000,000 with a deductible of $250,000. Notice of this claim has been made to ATC's professional liability insurer. At the time that notice of this claim was filed, the Company had in effect a professional liability insurance policy in the amount of $10.0 million with a deductible of $250,000.

  Barrett-Moeller et al. v. ATC Associates Inc., Civ. Action No. 97-01037D, Superior Court of Middlesex County, Massachusetts. This is an action arising out of the same set of occurrences as gave rise to Commonwealth of Massachusetts v. TLT Construction, Corp. described above. The action was brought by a group of employees who worked in the Suffolk County Courthouse during the period in which the off-gassing of harmful vapors was alleged to have occurred. The suit seeks damages for personal injury in an unspecified amount. Notice of this claim has been made to ATC's professional liability insurer. At the time that notice of this claim was filed, the Company had in effect a professional liability insurance policy in the amount of $10.0 million with a deductible of $250,000.

  Joan Spencer v. TLT Construction et al., Civ. Action No. 97-4161C, Superior Court of Middlesex County, Massachusetts. This is an action arising out of the same set of occurrences as gave rise to Commonwealth of Massachusetts v. TLT Construction, Corp. described above. The action was brought by an employee who worked in the Suffolk County Courthouse during the period in which the off-gassing of harmful vapors was alleged to have occurred. The suit seeks damages for personal injury in an unspecified amount. Notice of this claim has been made to ATC's professional liability insurer. At the time that notice of this claim was filed, the Company had in effect a professional liability insurance policy in the amount of $10.0 million with a deductible of $250,000.

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

                   ATC GROUP SERVICES INC. AND SUBSIDIARIES

         FOR THE YEARS ENDED FEBRUARY 28, (29), 1996 AND 1997 AND THE
             PERIODS ENDED FEBRUARY 4, 1998 AND FEBRUARY 28, 1998

geographic areas. The case is currently on hold pending mediation between the parties in an attempt to settle the case. If settlement is not achieved through the mediation process, ATC intends to continue to vigorously defend the claim.

ADMINISTRATIVE VIOLATIONS

  Indiana Department of Environmental Management v. ATC Associates Inc. ATC received a Notice of Violation ("NOV") and Proposed Agreed Order, EPA I.D. No. IND 004939765, dated June 9, 1997, on June 12, 1997 and a revised NOV and Proposed Agreed Order on April 22, 1998. The revised Proposed Agreed Order seeks a penalty in the amount of $78,400 for alleged violations of the federal hazardous waste regulations and Indiana hazardous waste regulations arising out of the handling of hazardous wastes at ATC's Indianapolis laboratory. ATC and the Indiana Department of Environmental Management ("IDEM") are currently engaged in settlement discussions. As a result of this settlement process, the Company believes that this penalty will be reduced although there can be no assurances in this regard. ATC has entered into a settlement agreement with ATEC pursuant to which ATEC will be responsible for payment of one-half of the penalty.

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

                   ATC GROUP SERVICES INC. AND SUBSIDIARIES

         FOR THE YEARS ENDED FEBRUARY 28, (29), 1996 AND 1997 AND THE
             PERIODS ENDED FEBRUARY 4, 1998 AND FEBRUARY 28, 1998

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

  Argosy Casino, Lawrenceburg, Indiana. ATC has received notice of potential claims arising out of geotechnical analyses for which American Testing and Engineering Corporation originally provided the geotechnical analyses and on which ATC subsequently performed the design of a Tensar/soil stabilized earth slope. The stabilized earth/geogrid engineered slope failed at the interface between the compacted subgrade and the first geogrid layer. A tentative settlement reached among the parties to this claim would result in ATC's payment of $266,000 in corrective costs, of which ATC expects contribution from other parties in an amount of $40,000 to $80,000. The Company has recorded a reserve of the minimum expected loss in the accompanying consolidated balance sheet. Notice of this claim has been made under ATC's professional liability insurance policy. The professional liability insurance is subject to a $250,000 deductible.

  Smith Technology Acquisition Claims. ATC has filed two claims for recoupment against Smith Technology Corporation ("Smith") arising out of the Agreement for Sale and Purchase of Business Assets of August 19, 1998, between ATC and Smith ("the Agreement"). The first claim asserted a recoupment against the full amount of the $200,000 30-day note and a return of conditionally assumed liabilities in the total amount of $135,000. These remedies were asserted to partially recoup a deficiency in the Adjusted Equity Value as stated on Smith's closing Engineering Division Balance Sheet from that warranted in the purchase agreement.

  On March 27, 1998, ATC asserted a second set of recoupment claims arising under the Agreement for various value, liability, and loss issues in the amount of $5,127,859 against the $2,750,000 note payable to Smith which had been assigned to Chase Manhattan Bank. On April 13, 1998, ATC served a corrective amendment to this claim asserting an additional claim amount of $21,475. This resulted in a total claim amount of $5,149,334. The amount of claim outstanding after set-off of the full amount of the note is $2,499,334. Of this amount, ATC believes that $850,000 of the amount claimed for third party liability claims should be covered by insurance, resulting in non-recoverable claim in the amount of $1,649,334 net of a $100,000 non-refundable payment. A portion of this unrecoverable claim has been expensed in the accompanying consolidated statement of operations, and the balance is expected to be recorded as an additional cost associated with the acquisition as amounts are incurred.

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

                   ATC GROUP SERVICES INC. AND SUBSIDIARIES

         FOR THE YEARS ENDED FEBRUARY 28, (29), 1996 AND 1997 AND THE
             PERIODS ENDED FEBRUARY 4, 1998 AND FEBRUARY 28, 1998

  The changes in the outstanding stock options under the 1988, 1993 and 1995 plans during fiscal years 1996, 1997 and 1998 are summarized as follows:

                                                               WEIGHTED AVERAGE
                                                     OPTIONS   PRICE PER SHARE
                                                     --------  ----------------
BALANCE, February 28, 1995..........................  291,420       $6.03
  Granted...........................................  334,500        9.44
  Exercised.........................................   (6,400)       5.56
  Expired...........................................  (34,800)      10.09
                                                     --------       -----
BALANCE, February 29, 1996..........................  584,720        8.51
  Granted...........................................  407,400        9.85
  Exercised.........................................  (14,030)       4.00
  Expired........................................... (257,750)      12.62
                                                     --------       -----
BALANCE, February 28, 1997..........................  720,340        7.89
  Granted...........................................   90,050       10.30
  Exercised......................................... (188,370)       4.20
  Expired...........................................  (27,000)      10.90
  Acceleration and elimination of options pursuant
   to the Tender Offer.............................. (595,020)       9.29
                                                     --------       -----
BALANCE, February 5, 1998, the Merger Date..........      -0-       $ -0-
                                                     ========       =====
Options exercisable at:
  February 29, 1996.................................  307,950
  February 28, 1997.................................  457,550
  February 28, 1998.................................   None

  Options granted in fiscal 1996 include 50,000 non-plan options issued in connection with the acquisition of the Hill Businesses (Note B).

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

                                                        PREDECESSOR  SUCCESSOR
                                     1996       1997       1998        1998
                                  ---------- ---------- ----------- -----------
Net income (loss):
  As reported.................... $3,865,998 $6,307,734 $2,638,003  $(1,789,418)
  Pro forma...................... $3,791,472 $6,129,810 $2,259,100  $(1,797,007)

                   ATC GROUP SERVICES INC. AND SUBSIDIARIES

         FOR THE YEARS ENDED FEBRUARY 28, (29), 1996 AND 1997 AND THE
             PERIODS ENDED FEBRUARY 4, 1998 AND FEBRUARY 28, 1998


  The Pro forma loss for the Successor Period includes options granted to Company employees by Holdings.

  For purpose of determining the disclosures required by SFAS No. 123, the fair values of stock options on their grant dates were measured using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model were as follows:

                                                          PREDECESSOR SUCCESSOR
                                           1996    1997      1998       1998
                                          ------- ------- ----------- ---------
  Risk-free interest rate................    7.8%    5.4%      6.0%       6.0%
  Expected life of option grants......... 5 years 5 years   5 years    5 years
  Expected volatility of underlying
   stock.................................     48%     48%       46%         0%

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

H. INCOME TAXES

  Income tax expense (benefit) for the years ended February 28 (29), 1996 and 1997 and 1998 for the Predecessor and Successor Period consists of the following:

                                           FEDERAL    STATE & LOCAL    TOTAL
                                         -----------  ------------- -----------
1996:
  Current............................... $ 1,700,400    $ 296,300   $ 1,996,700
  Deferred..............................    (161,700)     (30,000)     (191,700)
                                         -----------    ---------   -----------
    Total............................... $ 1,538,700    $ 266,300   $ 1,805,000
                                         ===========    =========   ===========
1997:
  Current............................... $ 3,207,100    $ 711,600   $ 3,918,700
  Deferred..............................     168,100        3,200       171,300
                                         -----------    ---------   -----------
    Total............................... $ 3,375,200    $ 714,800   $ 4,090,000
                                         ===========    =========   ===========
1998--Predecessor Period:
  Current............................... $  (912,940)   $ 118,847   $  (794,093)
  Deferred..............................   2,486,300      425,720     2,912,020
                                         -----------    ---------   -----------
    Total............................... $ 1,573,360    $ 544,567   $ 2,117,927
                                         ===========    =========   ===========
1998--Successor Period:
  Current............................... $(1,112,275)   $(266,523)  $(1,378,798)
  Deferred..............................    (233,644)     (40,276)     (273,920)
  Tax benefit allocated to goodwill.....     593,491       94,500       687,991
                                         -----------    ---------   -----------
    Total............................... $  (752,428)   $(212,299)  $  (964,727)
                                         ===========    =========   ===========

                   ATC GROUP SERVICES INC. AND SUBSIDIARIES

         FOR THE YEARS ENDED FEBRUARY 28, (29), 1996 AND 1997 AND THE
             PERIODS ENDED FEBRUARY 4, 1998 AND FEBRUARY 28, 1998


  The predecessor Company made Federal and State income tax payments of approximately $2,077,000, $4,062,000 and $1,941,000 in fiscal 1996, 1997 and
1998, respectively.

  A reconciliation of the statutory US Federal tax rate and effective tax rate for the years ended February 28 (29), 1996 and 1997 and 1998 for the Predecessor and Successor Period is as follows:

                                                          PREDECESSOR SUCCESSOR
                                              1996  1997     1998       1998
                                              ----  ----  ----------- ---------
Statutory US Federal rate.................... 34.0% 34.0%    34.0%      (34.0%)
State income taxes, net of federal benefit...  4.3   4.5      7.6       (5.1)
Tax benefit of Aurora's net operating loss
 carry forward............................... (6.2)  --       --         --
Tax exempt interest income................... (2.4) (1.3)    (3.6)      (1.4)
Non-deductible expenses, primarily goodwill..  2.1   2.1      6.5        5.5
                                              ----  ----     ----       ----
                                              31.8% 39.3%    44.5%      (35.0%)
                                              ====  ====     ====       ====

  During fiscal 1996, ATC utilized a one-time tax benefit of $350,000 to offset taxable income relating to Aurora's net operating loss carryforward at the time of the ATC and Aurora merger.

  The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities as of February 28 consist of the following:

                                                           1997       1998
                                                        ---------- -----------
Deferred tax assets:
  Nondeductible liabilities............................ $  682,900 $ 1,159,100
  Nondeductible bad debt reserve.......................    453,800     988,900
                                                        ---------- -----------
                                                         1,136,700   2,148,000
                                                        ---------- -----------
Deferred tax liabilities:
  Property and equipment...............................     95,800      47,900
  Prepaid expenses.....................................    346,400     106,800
  Intangible assets....................................    622,000   4,558,900
                                                        ---------- -----------
                                                         1,064,200   4,713,600
                                                        ---------- -----------
  Net deferred tax (liability) asset .................. $   72,500 $(2,565,600)
                                                        ========== ===========

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

                    ATC GROUP SERVICES INC. AND SUBSIDIARIES

          FOR THE YEARS ENDED FEBRUARY 28, (29), 1996 AND 1997 AND THE
              PERIODS ENDED FEBRUARY 4, 1998 AND FEBRUARY 28, 1998


J. INDUSTRY SEGMENT DATA

  The Company provides services through its environmental consulting and engineering segment and its information technology consulting segment. Segment data for fiscal 1996 is not presented as the Company only operated in the Environmental and Engineering Segment.

                          ENVIRONMENTAL  INFORMATION ADJUSTMENTS &
                          & ENGINEERING  TECHNOLOGY  ELIMINATIONS     TOTAL
                          -------------  ----------- ------------- ------------
YEAR ENDED FEBRUARY 28,
1997:
-----------------------
  Revenues............... $106,661,312   $7,228,755   $   (34,703) $113,855,364
  Operating income.......   11,323,277      387,756           --     11,711,033
  Depreciation and
   amortization..........    1,949,711      149,100           --      2,098,811
  Capital expenditures...    1,244,756       40,939           --      1,285,695
  Identifiable assets as
   of February 28, 1997.. $ 83,604,591   $6,080,060   $(3,390,994) $ 86,293,657
YEAR ENDED FEBRUARY 28,
1998:
-----------------------
PREDECESSOR PERIOD:
-------------------
  Revenues............... $121,457,521   $8,106,871   $  (303,408) $129,260,984
  Operating income.......    6,986,775      437,050           --      7,423,825
  Depreciation and
   amortization..........    3,039,310       40,644           --      3,079,954
  Capital expenditures...    1,937,379       39,226           --      1,976,605
SUCCESSOR PERIOD:
-----------------
  Revenues............... $ 11,327,031   $  848,662   $       --   $ 12,175,693
  Operating income
   (loss)................   (1,565,483)      79,331           --     (1,486,152)
  Depreciation and
   amortization..........      578,362        5,262           --        583,624
  Capital expenditures...      117,472       16,844           --        134,316
  Identifiable assets as
   of February 28, 1998.. $188,567,430   $5,768,741   $(5,281,164) $189,055,007

K. SUPPLEMENTAL INFORMATION

  Supplemental cash flow information--Supplemental cash flow information for the years ended February 28 (29), 1996 and 1997 and 1998 for the Predecessor and Successor Period is as follows:

                                                       PREDECESSOR  SUCCESSOR
                                    1996       1997       1998        1998
                                  --------- ---------- ----------- -----------
Cash paid for interest........... $ 374,466 $1,515,432 $2,092,973  $   617,692
Noncash investing and financing
 activities:
  Liabilities assumed in
   connection with business
   combinations..................   640,082 26,728,981  9,392,367          --
  Common stock issued in
   connection with business
   combinations..................       --         --     365,063          --
  Common stock recovered in
   connection with the Con-Test,
   Inc. acquisition..............   140,013        --         --           --
  Common stock issued in
   connection with the Aurora
   Merger........................    61,117        --         --           --
  Common stock received as
   consideration for sale of
   assets........................       --     124,432        --           --
  Notes payable issued in
   connection with business
   combinations.................. 1,000,000  2,589,086  5,054,643
  Notes payable issued in
   connection with the Tender
   Offer and Merger..............       --         --         --   120,000,000

                   ATC GROUP SERVICES INC. AND SUBSIDIARIES

         FOR THE YEARS ENDED FEBRUARY 28, (29), 1996 AND 1997 AND THE
             PERIODS ENDED FEBRUARY 4, 1998 AND FEBRUARY 28, 1998

  Supplemental analysis of valuation and qualifying accounts--Changes in the allowance for doubtful accounts for the years ended February 28 (29), 1996 and 1997 and 1998 for the Predecessor and Successor Period is as follows:

                                                        PREDECESSOR  SUCCESSOR
                                    1996       1997        1998         1998
                                  --------  ----------  -----------  ----------
BALANCE, beginning of period..... $535,886  $  383,220  $1,455,716   $2,532,493
  Provision for bad debts........  290,165   1,021,631   1,956,803      546,815
  Amounts written-off, net of
   recoveries.................... (309,932)   (452,836) (1,402,940)      (1,479)
  Adjustment for allowance for
   doubtful accounts recorded on
   net acquired (rescinded)
   accounts receivable........... (132,899)    503,701     522,914          --
                                  --------  ----------  ----------   ----------
BALANCE, end of period........... $383,220  $1,455,716  $2,532,493   $3,077,829
                                  ========  ==========  ==========   ==========

L. QUARTERLY FINANCIAL DATA (UNAUDITED)

  The Company's unaudited quarterly results of operations for fiscal 1997 and 1998 are as follows:

                                               THREE MONTHS ENDED
                                -------------------------------------------------
                                  MAY 31,   AUGUST 31,  NOVEMBER 30, FEBRUARY 28,
FISCAL 1997                        1996(1)     1996         1996         1997
-----------                     ----------- ----------- ------------ ------------
Revenues....................... $16,645,983 $33,922,028 $32,848,840  $30,438,513
Net revenues...................  14,024,405  28,844,545  27,193,068   25,839,451
Gross profit...................   7,282,012  12,529,814  11,287,563   11,051,373
Income before income taxes.....   2,772,303   3,485,493   2,433,278    1,706,660
Net income.....................   1,718,303   2,101,493   1,506,278      981,660

                                              THREE MONTHS ENDED
                         -------------------------------------------------------------
                                                                    FEBRUARY 28
                                                              ------------------------
                           MAY 31,   AUGUST 31,  NOVEMBER 30, PREDECESSOR   SUCCESSOR
FISCAL 1998                 1997        1997(2)     1997(2)       1998      1998 (3)(4)
-----------              ----------- ----------- ------------ -----------  -----------
Revenues................ $31,374,666 $34,722,201 $38,166,478  $24,997,639  $12,175,693
Net revenues............  26,918,833  28,816,537  32,653,637   21,083,605    9,949,086
Gross profit............  12,257,212  13,065,475  15,125,776    8,671,823    4,222,515
Income (loss) before
 income taxes...........   1,946,316   2,063,039   2,020,710   (1,274,135)  (2,754,145)
Net income (loss).......   1,176,316   1,248,039   1,179,710     (966,062)  (1,789,418)

--------
  The Company's operations are seasonal in nature, with a larger percentage of income earned in the second quarter.

(1) Reflects the acquisition of American Testing and Engineering Corporation and 3D Information Services, Inc. effective May 24, 1996 and May 28, 1996, respectively.

(2) Reflects the acquisition of BCM Engineers Inc. effective August 19, 1997, the acquisition of Environmental Warranty, Inc. effective November 4, 1997 and the acquisition of Bing Yen & Associates, Inc. effective November 26, 1997.

(3) Reflects the issuance of the 12% Senior Subordinated Notes Due 2008 and Bank Term Loan issued January 29, 1998 and February 5, 1998, respectively.

(4) Reflects losses and expenses associated with the settlement of executive bonus claims, expected loss for pending state tax claims, reserves established for expected write-offs of certain trade receivables and work in process, and the impairment of goodwill associated with a laboratory operation sold during the quarter ended May 31, 1998.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
-------   ---------------------------------------------------

         The following table sets forth the name, age and position of each of the persons who were directors and executive officers of the Company and of key employees of the Company as of February 28, 1998.

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

   Key Employee:

   John J. Smith, Esq.........47 General Counsel and Secretary

         Each of the directors were appointed on February 5, 1998 and will serve as directors until their successors are duly elected and appointed. Each of the officers will serve in their respective capacities for such time and in such a manner as determined by the Board of Directors from time to time.

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

Employment Agreements

     In connection with the transactions surrounding the Merger, the Company entered into employment agreements with Nicholas J. Malino and Christopher P. Vincze. See "Item 11 - Executive Compensation - Employment Agreements.

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

Item 11.  Executive Compensation.
--------  -----------------------

         Summary Compensation Table. The following table summarizes the principal components for the Company's Chief Executive Officer (CEO) and its four most highly compensated executive officers, other than the CEO, who were serving as executive officers at the end of fiscal 1998.


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

                                                                                                   Secur-                All
                                                                          Other                    ities                 Other
                                  Year                                   Annual      Restricted     Under-      LTIP      Com-
          Name and                Ended                                  Compen        Stock        lying     Payouts     pen-
          Principal             February       Salary        Bonus       sation       Award(s)     Options      ($)      sation
          Position               28 (29)        ($)           ($)          ($)          ($)          (#)                  ($)
------------------------------ ------------ ------------- ------------ ------------ ------------- ----------- --------- ---------

Morry F. Rubin(1)                 1998        281,096         -0-       2,239,712       -0-          -0-        -0-       -0-
President and                     1997        268,750       259,943        -0-          -0-          -0-        -0-       -0-
Chief Executive Officer           1996        225,000       141,774        -0-          -0-          (3)        -0-       -0-
------------------------------ ------------ ------------- ------------ ------------ ------------- ----------- --------- ---------

George Rubin(2)                   1998        281,096         -0-        860,290        -0-          -0-        -0-       -0-
Chairman of the Board             1997        268,750       259,943        -0-          -0-          -0-        -0-       -0-
and Secretary                     1996        225,000       141,774        -0-          -0-          (4)        -0-       -0-
------------------------------ ------------ ------------- ------------ ------------ ------------- ----------- --------- ---------

Nicholas J. Malino,               1998        192,521       226,730        -0-          -0-          -0-        -0-       -0-
President                         1997        170,000       100,000        -0-          -0-         57,500      -0-       -0-
                                  1996        142,308         -0-          -0-          -0-         30,000      -0-       -0-

------------------------------ ------------ ------------- ------------ ------------ ------------- ----------- --------- ---------

Christopher P. Vincze,            1998        192,521       200,000     6,125(5)        -0-          -0-        -0-       -0-
Chief Operating                   1997        170,000       100,000     6,000(5)        -0-         37,500      -0-       -0-
Officer                           1996        142,308         -0-       6,000(5)        -0-         30,000      -0-       -0-

------------------------------ ------------ ------------- ------------ ------------ ------------- ----------- --------- ---------

John J. Goodwin                   1998        140,000       64,652         -0-          -0-          -0-        -0-       -0-
President and Director            1997        140,000       51,335         -0-          -0-          -0-        -0-       -0-
ATC InSys Technology Inc.         1996        140,000         -0-          -0-          -0-          -0-        -0-       -0-


------------------------------ ------------ ------------- ------------ ------------ ------------- ----------- --------- ---------
Donald W. Beck                    1998        119,835         -0-          -0-          -0-          -0-        -0-       -0-
Senior                            1997         89,473       29,600         -0-          -0-          -0-        -0-       -0-
Vice President                    1996         88,140       28,000         -0-          -0-          -0-        -0-       -0-

------------------------------ ------------ ------------- ------------ ------------ ------------- ----------- --------- ---------
Wayne A. Crosby                   1998         80,000       28,500         -0-          -0-          -0-        -0-       -0-
Controller                        1997         80,000       10,000         -0-          -0-          -0-        -0-       -0-
                                  1996         75,000       13,461         -0-          -0-          -0-        -0-       -0-
------------------------------ ------------ ------------- ------------ ------------ ------------- ----------- --------- ---------

------------

 (1) Morry F. Rubin is no longer employed by the Company and resigned as President, Chief Executive Officer and director in connection with the consummation of the transactions surrounding the Merger. Mr. Morry F. Rubin has agreed to provide consulting services to the Company on the terms and conditions set forth in his Severance Agreement (as defined herein). "Other Annual Compensation" represents severance paid in connection with the Severance Agreements.

 (2) George Rubin is no longer employed by the Company and resigned as Chairman of the Board and Secretary in connection with the consummation of the transactions surrounding the Merger. Mr. George Rubin has agreed to provide consulting services to the Company on the terms and conditions set forth in his Severance Agreement (as defined herein). "Other Annual Compensation" represents severance paid in connection with the Severance Agreements.

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

         Options Grants Table. The following table provides information with respect to individual grants of stock options by ATC during fiscal 1998 to each of the executive officers named in the preceding summary compensation table.



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

         Aggregated Option Exercises and Fiscal Year-End Option Table. The following table provides information with respect to each exercise of stock options during fiscal 1998 by each of the executive officers named in the preceding summary compensation table and the fiscal year-end value of unexercised options.


                         AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR - END OPTION VALUES
--------------------------- ------------------------- ------------------------ ------------------------- -------------------------
           (a)                        (b)                       (c)                      (d)                       (e)
                                                                                      Number of
                                                                                      Securities                 Value of
                                                                                      Underlying               Unexercised
                                                                                     Unexercised               In-the-Money
                                     Shares                                           Options at                 Options
                                  Acquired on                  Value                  FY-End (#)              at FY-End ($)
                                  Exercise (1)             Realized (1)              Exercisable/              Exercisable/
           Name                       (#)                       ($)               Unexercisable (2)         Unexercisable (1)(2)
--------------------------- ------------------------- ------------------------ ------------------------- -------------------------

Morry F. Rubin                      161,750                  1,222,390                -0-  /  -0-             -0-   /  -0-
--------------------------- ------------------------- ------------------------ ------------------------- -------------------------


George Rubin                          -0-                       -0-                   -0-  /  -0-             -0-   /  -0-
--------------------------- ------------------------- ------------------------ ------------------------- -------------------------


Nicholas J. Malino                   69,500                   321,750                 -0-  /  -0-             -0-   /  -0-
--------------------------- ------------------------- ------------------------ ------------------------- -------------------------


Christopher P. Vincze                65,000                   380,618                  -0-  /  -0-             -0-   /  -0-
--------------------------- ------------------------- ------------------------ ------------------------- -------------------------


John J. Goodwin                       -0-                       -0-                   -0-  /  -0-             -0-   /  -0-
--------------------------- ------------------------- ------------------------ ------------------------- -------------------------


Donald W. Beck                       10,000                   57,500                  -0-  /  -0-             -0-   /  -0-
--------------------------- ------------------------- ------------------------ ------------------------- -------------------------


Wayne A. Crosby                      10,000                   45,750                  -0-  /  -0-             -0-   /  -0-
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

Compensation of Directors

         There are no current arrangements for future compensation of directors. See Item "10 - Directors and Executive Officers of the Registrant - Directors Compensation."

Employment Agreement

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

     In connection with the transactions surrounding the Merger, the Company entered into employment agreements with each of Nicholas J. Malino and Christopher P. Vincze (each employment agreement is referred to as the "Employment Agreement," and both the employment agreements are collectively referred to as the "Employment Agreements." Messrs. Malino and Vincze are referred to as an "Executive" and collectively as the "Executives"). The Employment Agreements are for a term, which commenced on February 16, 1998 and which expire on February 28, 2001. Pursuant to the Employment Agreements, each of the Executives will receive (i) a base salary of $200,000 per year until March 1, 1998, and thereafter an annual salary of not less than $250,000, to be increased at a rate equal to the percentage increase of the Consumer Price Index and (ii) an incentive bonus of up to $250,000, which will be performance based. In addition, the Employment Agreements provide for the grant to each of the Executives options for 3.41% of the fully diluted common equity of Holdings following the consummation of the transactions surrounding the Merger. Fifty percent of the options granted to each of the Executives are time-vested and fifty percent of the options vest upon the Company's attaining certain operation targets established in the Employment Agreements. In addition, pursuant to the Employee Agreements, each Executive will receive 33,896 restricted shares of Common Stock of Holdings which will be subject to a time-vesting schedule, and a special cash bonus of $168,000. The Employment Agreements also grant certain registration rights to each Executive in connection with his securities and contain termination provisions.

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

         Ten-Year Option Repricing. The following table provides information with respect to adjustments or amendments to previously awarded stock options to the executive officers named in the preceding summary compensation table.


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

Wayne A. Crosby
Controller                           N/A            N/A              N/A              N/A             N/A              N/A
--------------------------------- ----------- ---------------- ---------------- ---------------- --------------- ----------------

------------

(1) The length of original option term remaining represents the number of months determined as of February 28, 1998

Compensation Committee Interlocks and Insider Participation

     Prior to February 5, 1995, the Board of Directors of ATC was composed of five members, namely, George Rubin, Chairman of the Board, Morry F. Rubin, ATC's Chief Executive Officer, Richard L. Pruitt, Vice President, Principal Accounting Officer, Julia S. Heckman, Managing Director with Rodman and Renshaw, Inc.'s Investment Banking Group and Richard S. Greenberg Esq., a director of the Environmental Management Group at Coopers & Lybrand. The Board of Directors had an Audit Committe and a Compensation Committe consisting of three directors including Morry F. Rubin and outside directors Richard S. Greenberg, and Julia
S. Heckman. The Audit Committe was responsible, among other things, for approving any transactions between the Company and any of its executive officers of the Company and for granting any further options of purchase Common Stock. Prior to August 1995, the Board had sole resonsibility for reviewing and determining the annual salary, bonuses, stock options grants and other compensation of the executive officers of ATC.

     Prior to February 5, 1998, George Rubin and Morry F. Rubin were officers and directors of certain ATC's subsidiaries. Morry F. Rubin and George Rubin each received all of their respective cash compensation through ATC.


     Following the Merger on February 5, 1998, the Board of Directors of ATC has had sole responsibility for reviewing and determining the annual salary, bonuses, stock option grants and other compensation of the executive officers of ATC, limited by the provisions of the Employment Agreements with Nicholas Malino and Christopher Vincze.

Compensation Committee Report on Executive Compensation

     Prior to February 5, 1998, the Compensation Committee was composed of three members, namely, Morry F. Rubin, Chief Executive Officer, and outside directors Julia S. Hechman and Richard S. Greenberg. The Compensation Committee was responsible for reviewing and determining the annual salary, bonuses, stock option grants and other compensation of the executive officers of ATC.

     Following the Merger on February 5, 1998, all compensation determinations has been and will be made by the Board of Directors of ATC. At the time of this report, the Board of Directors has not yet established a separate policy and has continued to implement the policy that had been established by the Compensation Committee prior to the Merger.

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

Comparison of Five Year. Cumulative Total Returns Performance Graph for ATC Environmental Inc.

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

         Holdings offered individuals who had been awarded Old Options with an exercise price below twelve dollars ($12.00) per share at the time of the consummation of the Merger the opportunity either (i) to receive a cash payment in full settlement of their Old Options, (ii) to exchange Old Options for options to purchase shares of common stock of Holdings (the "Holdings Options"), with the number of shares covered thereby and at an exercise price per share to be determined pursuant to a formula designed to cause the economic value (i.e., the difference between the aggregate fair market value of the shares of common stock of Holdings subject to such options and the aggregate per share exercise price thereof) of the Holdings Options immediately after the Merger to be the same as the economic value of the Old Options immediately prior to Merger in a substitution transaction described in Section 424(a) of the Internal Revenue Code of 1986, as amended (the "Code"), or (iii) to receive a combination of cash settlements and substituted options. Holdings intends to effect such substitute grants pursuant to a new stock option plan to be adopted by it (the "1998 Stock Option Plan"). To the extent so elected by the optionees, non-qualified options under the Old Plans will be substituted with non-qualified options under the 1998 Stock Option Plan and incentive stock options ("ISOs") under the Old Plans will be substituted with ISOs under the 1998 Stock Option Plan. Holdings also intends to grant non-qualified stock options and ISOs to employees of Holdings and its subsidiaries and non-qualified stock options to directors of Holdings in the future under the 1998 Stock Option Plan.

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

         The 1998 Stock Option Plan will be administered by Holdings' Board of Directors. Shares available under the 1998 Stock Option Plan may be allocated between non-qualified options and ISOs among the participants as the Board of Directors of Holdings deems appropriate. Awards may be granted for such terms as the Board of Directors of Holdings may determine, except that the term of an ISO may not exceed ten years from its date of grant.

         The terms under which all options may be exercised are determined by Holdings' Board of Directors. No option granted under the 1998 Stock Option Plan shall be exercisable until approval and ratification of the Plan has been obtained from the stockholders. No option may be exercised after the expiration of its term, which in the case of an ISO may not exceed 10 years from the date of grant. In addition, the Plan will contain provisions relating to when an option may be exercised in the event of death, disability or other termination of employment.

         The 1998 Stock Option Plan will provide that, in the event of any change in the outstanding Common Stock by reason of a stock dividend or distribution, recapitalization, merger, consolidation, split-up, combination, exchange of shares or the like, the Board of Directors of Holdings may appropriately adjust the number of shares of Common Stock which may be issued under the 1998 Stock Option Plan, the number of shares of Common Stock subject to options previously granted, the exercise price of options previously granted, and any and all other matters it deems appropriate.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
--------  ---------------------------------------------------------------

         The Company is a wholly owned subsidiary of Holdings. The following table sets forth certain information concerning ownership of shares of common stock, par value $0.01 per share of Holdings (the "Holdings Common Stock") and the Holdings Preferred Stock, par value $0.01 per share owned beneficially as of February 28, 1998, by (i) each director, (ii) each of the named executive officers of the Company, (iii) all executive officers and directors as a group, and (iv) each person who is the beneficial owner of more than five percent of the shares of each class of Holdings capital stock.

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

(2) Based upon 1,702,920 shares of Holdings Common Stock outstanding as of February 28, 1998.

(3) In addition, directors, officers and certain employees of ATC will own an equity stake in Holdings, the parent of ATC, equal to approximately 23.9%, reflecting a committed investment by management of $2.0 million and options representing 11.9% of the fully diluted ownership of Holdings Common Stock.

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form  8-K.
-------   ------------------------------------------------------------------

         (a) (1)  Financial Statements
                  --------------------

         A list of the financial statements filed as a part of this Annual Report appears on Page F-1 herein; which list is incorporated herein by reference.

         (a) (2)  Financial Statement Schedules
                  -----------------------------

         No financial statement schedules are in this Annual Report because the information required is contained in the financial statements incorporated by reference in (a) (1) above.

         (a) (3)  Exhibits
                  --------

     A list of exhibits required by Item 601 of Regulation S-K and an index thereto appears at the end of this Annual Report.

         (b)      Reports on Form 8-K
                  -------------------

         No reports on Form 8-K were filed during the three months ended February 28, 1998.

         (c)      Exhibits
                  --------

         A list of exhibits required by Item 601 of Regulation S-K and an index thereto appears at the end of this Annual Report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

      ATC GROUP SERVICES INC.
                 (Registrant)


/s/  NICHOLAS J. MALINO                                           June 22, 1998
------------------------------------------------                  ------------
     NICHOLAS J. MALINO                                               (Date)
     President

         Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      /s/  NICHOLAS J. MALINO                                     June 22, 1998
      ------------------------------------------                  ------------
      Nicholas J. Malino                                              (Date)
      President (Principal Executive Officer)

      /s/ WAYNE A. CROSBY                                         June 22, 1998
      ------------------------------------------                  ------------
      Wayne A. Crosby                                                 (Date)
      Controller (Principal Financial Officer)

      /s/ WESLEY W. LANG, JR.       .                             June 22, 1998
      ------------------------------------------                  ------------
      Wesley W. Lang, Jr.                                             (Date)
      Director

      /s/ NORA KERPPOLA                                           June 22, 1998
      ------------------------------------------                  ------------
      Nora Kerppola                                                   (Date)
      Director

      /s/ BENJAMIN J. JAMES                                       June 22, 1998
      ------------------------------------------                  ------------
      Benjamin J. James                                               (Date)
      Director

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

3.2*            By-Laws of the Registrant

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

21* **          Subsidiaries of Registrant

27*             Financial Data Schedule

99.1            1988 Stock Option Plan (6)

99.2            1993 Stock Option Plan (7)

99.3            Amendment to 1993 Stock Option Plan (8)

99.4            1995 Stock Option Plan (8)

------------------

*    Previously filed.

** During the fiscal year ended February 28, 1998, ATC had nine operating subsidiaries, namely, Hygeia Laboratories Inc. ("Hygeia"), ATC Management Inc. ("Management Co."), ATC New England Corp. ("ATC New England"), ATC Blattert Inc. ("Blattert"), ATC InSys Technology Inc. ("ATC InSys"), ATC Construction Services Inc. ("ATC Construction"), ATC Environmental Inc. ("ATC Environmental"), Bing Yen & Associates Inc. ("Bing Yen"), and Environmental Warranty Inc. ("EWI"). Hygeia, Management Co., ATC New England, Blattert, ATC InSys, ATC Construction, ATC Environmental, Bing Yen, and EWI are formed under the laws of the States of Delaware, South Dakota, Delaware, South Dakota, Delaware, Massachusetts, Delaware, California, and Connecticut, respectively. Effective, February 28, 1998, the Board of Directors of ATC and the respective Boards of Management Co. and Blattert have approved the dissolution of Management Co. and Blattert and the distribution of all remaining assets to ATC in accordance with South Dakota law. The Boards determined that maintaining separate subsidiaries is no longer in the best interests of the Company and that dissolving these subsidiaries eliminates unnecessary administrative and legal expenses. The Company filed with the Secretary of State of the State of South Dakota, Articles of Dissolution for Management Co. and Blattert on June 3, 1998.

Exhibits incorporated by reference from previously filed documents are as follows:

     (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 File No. 33-19889, as amended, which was filed with the Securities and Exchange Commission.

     (2) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended February 28, 1990, which was filed with the Securities and Exchange Commission.

     (3) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended February 29, 1992, which was filed with the Securities and Exchange Commission.

     (4) Incorporated by reference to the Registrant's Form 8-K, dated November 10, 1995, as amended, which was filed with the Securities and Exchange Commission.

     (5) Incorporated by reference to the Registrant's Form S-4 Registration Statement, File No. 33-88380, which was filed with the Securities and Exchange Commission.

     (6) Incorporated by reference to the Registrant's Form S-8 Registration Statement, File No. 33-55592, which was filed with the Securities and Exchange Commission.

     (7) Incorporated by reference is made to the Registrant's Form S-8 Registration Statement, File No. 33-77578, which was filed with the Securities and Exchange Commission.

     (8) Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended February, 28, 1995, which was filed with the Securities and Exchange Commission.

     (9) Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended February 28, 1995, which was filed with the Securities and Exchange Commission.

    (10) Incorporated by reference to the Registrant's Form 8-K dated May 24, 1996, as amended, which was filed with the Securities and Exchange Commission.
                                       4