Form 10-Q
period 1998-05-31
ATC GROUP SERVICES INC /DE/
filed 1998-07-15
CIK 828828

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

                      FOR THE QUARTER ENDED MAY 31, 1998

                                      OR

                       [ ] TRANSITION REPORT PURSUANT TO
                            SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 1-10583
                                                -------

                            ATC GROUP SERVICES INC.
              ------------------------------------------------------
              (Exact name of Registrant as specified in its charter)


          DELAWARE                                         46-0399408
---------------------------------              ------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

104 EAST 25TH STREET, 10TH FLOOR
      NEW YORK, NEW YORK                                    10010
---------------------------------              -------------------------------
(Address of principal executive                           (Zip Code)
offices)

      Registrant's telephone number, including area code: (212) 353-8280
                                                          --------------

                                      NONE
                                      ----
   (Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No ___ Not Applicable X
                                                                 ---

The number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, as of July 14, 1998 was 1,000.

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

================================================================================

ATC GROUP SERVICES INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 31, 1998
--------------------------------------------------------------------------------

                                                                  Page
                                                                 ------

PART I - FINANCIAL INFORMATION:

Item 1 - Financial Statements:

Consolidated Balance Sheets
 February 28, 1998 and May 31, 1998 (Unaudited)................   F-3

Consolidated Statements of Operations
 Three months ended May 31, 1997 and 1998 (Unaudited)..........   F-4

Consolidated Statements of Stockholders' Equity
 Three months ended May 31, 1997 and 1998 (Unaudited)..........   F-5

Consolidated Statements of Cash Flows
 Three months ended May 31, 1997 and 1998 (Unaudited)..........   F-6

Notes to Consolidated Financial Statements (Unaudited).........   F-7

Item 2 - Management's Discussion and Analysis of Financial
 Condition and Results of Operations...........................   F-19

PART II - OTHER INFORMATION:

Items 1-6......................................................   F-23


Signatures.....................................................   F-25

ATC GROUP SERVICES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
FEBRUARY 28, 1998 AND MAY 31, 1998 (Unaudited)
--------------------------------------------------------------------------------

                                                                                   FEBRUARY 28,        MAY 31,
                                                                                      1998              1998
                                                                                   ------------      -----------
                                                                                                     (Unaudited)
ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents....................................................... $  5,268,708       $  1,539,496
 Trade accounts receivable, less allowance for doubtful accounts
  ($3,077,829 at February 28, 1998 and $3,350,882 at May 31, 1998)...............   39,934,302         43,005,533
 Unbilled receivables............................................................   10,196,397          9,441,224
 Prepaid expenses and other current assets.......................................    2,422,523          1,467,305
 Deferred income taxes...........................................................    2,041,200          2,041,200
 Refundable income taxes.........................................................    4,232,505          4,321,489
                                                                                  ------------       ------------
  Total current assets...........................................................   64,095,635         61,816,247

PROPERTY AND EQUIPMENT, Net (Note C).............................................    5,793,928          5,917,736

GOODWILL, net of accumulated amortization
 ($3,261,108 at February 28, 1998 and $3,907,824 at May 31, 1998)(Note B).......   106,829,231        105,932,515
COVENANTS NOT TO COMPETE, net of accumulated amortization
 ($774,589 at February 28, 1998 and $1,197,979 at May 31, 1998)(Note B).........     5,162,911          4,739,521
DEBT ISSUANCE COSTS, net of accumulated amortization
 ($107,570 at February 28, 1998 and $352,847 at May 31, 1998)(Note B)...........     5,808,246          6,799,648
OTHER ASSETS....................................................................     1,365,056          1,650,066
                                                                                  ------------       ------------
                                                                                  $189,055,007       $186,855,733
                                                                                  ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Short-term debt................................................................. $    300,000       $    300,000
 Current maturities of long-term debt............................................    1,420,816          1,559,413
 Accounts payable................................................................    7,738,433          9,872,313
 Accrued compensation............................................................    5,096,880          6,148,563
 Accrued payment obligations - ATEC acquisition (Note B).........................      589,026            215,500
 Tender Offer liability (Note B).................................................   14,278,838          3,681,818
 Other accrued expenses..........................................................    5,231,164          7,640,028
                                                                                  ------------       ------------
  Total current liabilities......................................................   34,655,157         29,417,635


LONG-TERM DEBT, less current maturities (Note D).................................  120,419,684        124,669,685
OTHER LIABILITIES, including non-current payment obligations (Note B)............    2,737,185          2,177,100
DEFERRED INCOME TAXES............................................................    4,606,800          4,606,800
                                                                                  ------------       ------------
  Total liabilities..............................................................  162,418,826        160,871,220
                                                                                  ------------       ------------

COMMITMENTS AND CONTINGENCIES (Notes B and E)

STOCKHOLDERS' EQUITY:
 Common stock, par value $.01 per share; authorized 10,000 shares;
  issued and outstanding 1,000 shares at February 28, 1998 and May 31, 1998......           10                 10
 Additional paid-in capital......................................................   28,425,589         28,425,589
 Additional paid-in capital - restricted Holdings
  Stock, net of deferred executive compensation..................................           --             50,844
 Retained (Deficit)..............................................................   <1,789,418>        (2,491,930)
                                                                                  ------------       ------------
   Total stockholders' equity....................................................   26,636,181         25,984,513
                                                                                  ------------       ------------
                                                                                  $189,055,007       $186,855,733
                                                                                  ============       ============

See notes to consolidated financial statements.

ATC GROUP SERVICES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MAY 31, 1997 AND 1998 (Unaudited)
--------------------------------------------------------------------------------

                                              Three Months Ended May 31,
                                         ------------------------------------
                                          Predecessor            Successor
                                              1997                  1998
                                         --------------        --------------
REVENUES...............................   $31,374,666           $40,282,914
 Reimbursable Costs....................     4,455,833             5,769,682
                                          -----------           -----------

NET REVENUES...........................    26,918,833            34,513,232

COST OF NET REVENUES...................    14,661,621            18,818,906
                                          -----------           -----------

  Gross profit.........................    12,257,212            15,694,326
                                          -----------           -----------

OPERATING EXPENSES:
 Selling...............................       999,995             1,408,273
 General and administrative............     8,477,336            10,915,077
 Provision for bad debts...............       377,439               370,992
                                          -----------           -----------
                                            9,854,770            12,694,342
                                          -----------           -----------

  Operating income.....................     2,402,442             2,999,984

NON-OPERATING EXPENSE (INCOME):
 Interest expense......................       498,408             3,795,934
 Interest income.......................       (51,783)               (5,792)
 Other.................................         9,501                (1,646)
                                          -----------           -----------
                                              456,126             3,788,496
                                          -----------           -----------

  Income (loss) before income taxes....     1,946,316              (788,512)

INCOME TAX EXPENSE (BENEFIT)...........       770,000               (86,000)
                                          -----------           -----------

NET INCOME (LOSS)......................   $ 1,176,316           $  (702,512)
                                          ===========           ===========



See notes to consolidated financial statements.

ATC GROUP SERVICES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MAY 31, 1997 AND 1998 (UNAUDITED)
--------------------------------------------------------------------------------




                                                  COMMON STOCK             ADDITIONAL      HOLDINGS
                                                  ------------              PAID-IN       RESTRICTED     RETAINED
                                             SHARES         AMOUNT          CAPITAL       STOCK-NET      EARNINGS         TOTAL
                                         -------------   ------------   ---------------   ----------   --------------- ------------
BALANCE, February 28, 1997.............   7,800,187         $78,002        $28,996,627       $    -       $16,364,674   $45,439,303

Sale of common stock at $1.88 to
 $10.00 per share, upon exercise of
 stock options and warrants............       2,800              28             23,910            -                 -        23,938
Continuing registration costs applied
 against additional paid in capital....           -               -            (26,484)           -                 -       (26,484)
Net income of predecessor..............           -               -                  -            -         1,176,316     1,176,316
                                         -------------   ------------   ---------------   ----------   --------------  ------------
BALANCE, May 31, 1997..................   7,802,987         $78,030        $28,994,053       $    -       $17,540,990   $46,613,073
                                         =============   ============   ===============   ==========   ==============  ============

                                                  COMMON STOCK             ADDITIONAL      HOLDINGS
                                                  ------------              PAID-IN       RESTRICTED     RETAINED
                                             SHARES         AMOUNT          CAPITAL       STOCK-NET      (DEFECIT)        TOTAL
                                         -------------   ------------   ---------------   ----------   -------------   ------------

BALANCE, February 28, 1998.............       1,000         $    10        $28,425,589            -    $  (1,789,418)   $26,636,181

Amortization of deferred
 compensation costs....................           -               -                  -       50,844
Net (loss) of successor................           -               -                  -            -         (702,512)      (702,512)
                                         -------------   ------------   ---------------   ----------   --------------  ------------
BALANCE, May 31, 1998..................       1,000         $    10        $28,425,589      $50,844    $  (2,491,930)   $25,984,513
                                         =============   ============   ===============   ==========   ==============  ============



See notes to consolidated financial statements.

ATC GROUP SERVICES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MAY 31, 1997 AND 1998 (Unaudited)
--------------------------------------------------------------------------------

                                                                                                          Three Months Ended
                                                                                                                May 31,
                                                                                                  ----------------------------------
                                                                                                   Predecessor           Successor
                                                                                                      1997                  1998
                                                                                                  --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).............................................................................  $  1,176,316        $  (702,512)
  Adjustments to reconcile net income (loss) to net cash from operating activities:
   Depreciation and leasehold amortization......................................................       239,580            428,964
   Amortization of goodwill and covenants.......................................................       425,599          1,320,106
   Provision for bad debts......................................................................       377,439            370,992
   Other........................................................................................       (16,338)           299,286
   Changes in operating assets and liabilities,  net of amounts acquired in acquisitions:
      Receivables...............................................................................    (2,062,365)        (2,966,550)
      Prepaid expenses and other assets.........................................................      (115,701)           670,208
      Accounts payable and other liabilities....................................................    (2,678,862)         5,220,901
      Income taxes payable......................................................................       458,132            (88,984)
                                                                                                  ------------       ------------
   Net cash flows from operating activities.....................................................    (2,196,200)         4,552,411
                                                                                                  ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of American Testing and Engineering Corp, net of cash acquired.......................    (2,420,766)                -
  Purchase of property and equipment............................................................      (256,753)          (673,272)
  Other.........................................................................................        19,510            401,646
                                                                                                  ------------       ------------
   Net cash flows from investing activities.....................................................    (2,658,009)          (271,626)
                                                                                                  ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt and notes payable, net of issuance costs.............    33,000,000          3,319,417
  Proceeds from issuance of common stock, net of expenses.......................................        23,938                 -
  Payment of Tender Offer obligations...........................................................            -         (11,150,448)
  Principal payments on long-term debt..........................................................   (21,939,978)          (178,966)
  Other capital transactions....................................................................       (26,484)                -
                                                                                                  ------------       ------------
   Net cash flows from financing activities.....................................................    11,057,476         (8,009,997)
                                                                                                  ------------       ------------

   Net change in cash and cash equivalents......................................................     6,203,267         (3,729,212)

CASH AND CASH EQUIVALENTS, Beginning of period..................................................     2,003,890          5,268,708
                                                                                                  ------------       ------------

CASH AND CASH EQUIVALENTS, End of period........................................................  $  8,207,157       $  1,539,496
                                                                                                  ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments for:
  Interest......................................................................................  $    559,751       $    562,519
                                                                                                  ============       ============
  Income taxes..................................................................................  $    193,529       $      2,984
                                                                                                  ============       ============

See notes to consolidated financial statements.

ATC GROUP SERVICES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MAY 31, 1998 (UNAUDITED)
--------------------------------------------------------------------------------

A.  GENERAL

  ACQUISITION OF THE COMPANY BY ACQUISITION HOLDINGS, INC.--ATC Group Services Inc. and subsidiaries ("ATC" or the "Company") became a wholly owned subsidiary of Acquisition Holdings, Inc. ("Holdings") effective February 5,
1998 (the "Merger Date") upon the merger of the Company with Acquisition
Corp., a wholly owned subsidiary of Holdings, with ATC being the surviving corporation (the "Merger"). Holdings, through Acquisition Corp., completed an offer to purchase the outstanding common stock of ATC at $12.00 per share using the proceeds from the issuance of 12% senior subordinated notes (the "Notes"), bank borrowings (the "Bank Credit Facilities") and new equity investments. The accompanying financial statements for the Company from February 5, 1998 and subsequent thereto (the "Successor Period"), are attributable to operations of the Company under the successor ownership of Holdings. The predecessor financial statements, representing the period prior to February 5, 1998 (the "Predecessor Period"), relate to the previous ownership of the Company.

  PRINCIPALS OF CONSOLIDATION--The consolidated financial statements include the accounts of ATC Group Services Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

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

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's financial statements for the fiscal year ended February 28, 1998, which are included in the Company's Annual Report on Form 10-K.

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

     RECLASSIFICATIONS -- Certain reclassifications have been made to the prior period's financial statements to conform to the current year's presentation.

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

   Sources of Funds:
     Notes........................................................ $100,000,000
     Bank Term Loan...............................................   20,000,000
     Equity investment from Holdings..............................   30,714,639
     Tender Offer obligations to be funded from cash on hand and revolving credit borrowings. (The outstanding balance at
      May 31, 1998 was $3,681,818)................................   16,082,850
                                                                   ------------
                                                                   $166,797,489
                                                                   ============
   Uses of Funds:
     Purchase of common stock, warrants and stock options......... $105,473,603
     Repay existing debt:
       Principal..................................................   42,076,461
       Accrued interest...........................................      577,345
       Accrued ATEC obligations...................................      754,250
     Shareholder Agreement Consideration:
       Amount paid at Merger Date.................................    3,100,002
       Amounts payable in quarterly installments..................    3,320,578
       Financing costs and expenses, including debt prepayment
         penalty..................................................   11,495,250
                                                                   ------------
                                                                   $166,797,489
                                                                   ============

  The total consideration paid in connection with the Transactions and allocation of the consideration to the historical book value of assets, covenant not to compete and goodwill is as follows:

   Consideration:
     Purchase price of common stock, warrants, and stock options.  $105,473,603
     Severance Agreements consideration..........................     6,420,580
     Financing costs and expenses less amount related to debt
      issuance...................................................     4,828,614
                                                                   ------------
                                                                    116,722,797
   Allocation of Consideration:
     Net assets acquired.........................................    51,214,836
   Fair value adjustments:
     Non-compete agreement.......................................     4,700,000
     Other.......................................................      (301,537)
                                                                   ------------
   Excess purchase consideration.................................    61,109,498
   Predecessor basis adjustment..................................    (2,289,050)
                                                                   ------------
     Goodwill....................................................  $ 58,820,448
                                                                   ============

  Holdings is not engaged in any activities other than those related to its ownership interest in ATC. A majority interest in Holdings is owned by affiliates of Weiss, Peck & Greer, L.L.C. ("Weiss Peck"), who was also a party to the Merger Agreement. Other actual and beneficial owners of Holdings include ATC management and employees who made equity contributions or elected to receive options to purchase common stock of Holdings in replacement of their "in-the-money" ATC stock options.

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

  The purchase price was comprised of the following consideration:

     Amounts paid to seller:
       Cash......................................................... $2,200,000
       Note payable at 8% due January 2, 1998.......................    550,000
       Notes payable at 8% due in three annual installments
        commencing January 1999.....................................  1,150,000
                                                                     ----------
                                                                      3,900,000
     Liabilities assumed:
       Current liabilities..........................................    313,254
       Direct expenses of transaction...............................     50,000
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

  The preliminary purchase price allocation is as follows:

     Cash........................................................... $  163,680
     Accounts receivable, net.......................................  2,292,191
     Work in process................................................      5,122
     Prepaid expense................................................     10,746
     Property and equipment.........................................    142,241
     Covenant not to compete........................................     50,000
     Goodwill.......................................................  1,595,324
     Other assets...................................................      3,950
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

  The purchase price was comprised of the following consideration:

     Amounts paid to sellers:
       Cash......................................................... $  150,000
       Notes payable, net of imputed interest at 8.0%...............    582,424
       Payment commitments..........................................    275,000
       ATC Common Stock (33,000 shares).............................    365,062
                                                                     ----------
                                                                      1,372,486
     Liabilities assumed:
       Current liabilities..........................................    314,811
       Direct expenses of transaction...............................     25,000
                                                                     ----------
                                                                     $1,712,297
                                                                     ==========

  The notes payable are due in three annual installments commencing November 1998 and are subject to certain setoffs. The payment commitments are also due in three installments commencing November 1999. ATC issued 33,000 shares of restricted common stock valued at 11 1/16 per share.

  The preliminary purchase price allocation is as follows:

     Cash and equivalents........................................... $  169,350
     Receivables....................................................    158,391
     Prepaid and other current assets...............................      2,875
     Property and other.............................................     15,384
     Goodwill.......................................................  1,366,297
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

  The purchase price was comprised of the following consideration:

     Amounts paid to seller or to others on behalf of seller:
       Cash........................................................ $ 5,425,539
       Notes payable...............................................   2,950,000
       Less note payable offset....................................    (200,000)
                                                                    -----------
                                                                      8,175,539
     Liabilities assumed:
       Current liabilities.........................................   2,833,665
       Non current liabilities.....................................   1,356,151
       Direct expenses related to acquisition......................     112,133
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

  The preliminary purchase price allocation is summarized as follows:

     Accounts receivable, net of allowance.......................... $ 4,710,960
     Work in process................................................   3,684,939
     Other current assets...........................................       7,357
     Other assets...................................................   1,327,270
     Covenants not to compete.......................................     100,000
     Goodwill.......................................................   2,646,962
                                                                     -----------
                                                                     $12,477,488
                                                                     ===========

 Prior Acquisitions

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

  As a result of sellers warranties of purchased trade receivables and work in process that were not realized, the Company is entitled to set-offs of $618,835 against the option price to acquire certain properties in fiscal
2002. If the Company does not exercise its option, the set-offs will be refunded by the seller. Amounts are included in other assets in the accompanying consolidated balance sheets.

  In connection with the purchase agreement, the Company has issued an irrevocable letter of credit in the amount of $500,000 to secure the Company's performance of its payment obligations. The letter of credit is renewable by the seller until such time the Company has paid the purchase obligations in full. No amounts have been drawn against the letter of credit.

     PRO FORMA FINANCIAL INFORMATION (UNAUDITED) - The following unaudited pro forma information sets forth the results of operations of ATC as if the Merger and Tender Offer and ATC's purchases of BCM, EWI and Bing Yen had occurred on March 1, 1997:

                                                                         PRO FORMA
                                                                 THREE MONTHS ENDED MAY 31,
                                                                 ----------------------------
                                                                    1997            1998
                                                                 ------------    ------------
     Revenues..................................................  $ 41,549,577    $ 40,282,914
     Operating Income..........................................     1,676,483       2,999,984
     Net income (loss).........................................  $ <1,102,069>   $   (702,512)

C.   PROPERTY AND EQUIPMENT

     Property and equipment is comprised of the following:

                                                                 FEBRUARY 28,         MAY 31,
                                                                     1998              1998
                                                                 ------------      ------------
      Office equipment.........................................  $ 5,345,109       $ 5,913,192
      Laboratory and field equipment...........................    3,967,605         3,628,304
      Transportation equipment.................................      582,524           585,064
      Leasehold improvements...................................    1,111,823         1,123,173
                                                                 ------------      ------------
                                                                  11,007,061        11,249,733
      Less accumulated depreciation............................   <5,213,133>       (5,331,997)
                                                                 ------------      ------------
      Property and Equipment, net..............................  $ 5,793,928       $ 5,917,736
                                                                 ============      ============

D. DEBT AND CREDIT AGREEMENTS

   BANK CREDIT FACILITIES--On January 29, 1998, a credit facility with various lending institutions was established providing the Company senior secured credit facilities consisting of a $20 million Term Loan and a $30 million Revolving Credit Facility (the "Bank Credit Facilities").

   The Revolving Credit Facility is available to the Company for working capital and general corporate purposes, including certain permitted acquisitions. Revolving loans mature on January 29, 2003. At the Company's option, revolving loans will accrue interest at either (a) an adjusted rate based on the Eurodollar rate plus a margin of 2.25% or (b) the base rate (effectively the prime rate) plus a margin of 1.25%. The loan margins are subject to quarterly decreases based upon improvements in the Company's leverage ratio. Interest is payable monthly and the Company pays a revolving loan commitment fee of 1/2 of 1% on a quarterly basis.

   The Term Loan amortizes quarterly commencing in February 1999 initially at $750,000 per quarter, increasing to $1,000,000 per quarter in February 2000, $1,500,000 per quarter in February 2001 and $1,750,000 per quarter in February 2002 with the final loan maturity on January 29, 2003.

   The Bank Credit Facilities require the Company to meet certain financial tests, including minimum interest coverage and maximum leverage ratios beginning as of and for the quarter ended May 31, 1998. The Bank Credit Facilities also contain covenants which, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends, enter into transactions with affiliates, form subsidiaries, enter into sale-leaseback transactions, make capital expenditures, loans, investments or lease payments, merge, consolidate or acquire or dispose of assets, voluntary prepay or amend other indebtedness, incur liens and encumbrances and other matters customarily restricted in loan agreements of this type.

   For the quarter ended May 31, 1998, the Company was in default of certain financial covenants. The Company's lenders have provided an interim waiver with respect to the defaults. Under the waiver, the Company has approximately $3.4 million of availability under its revolving line of credit as of July 15, 1998.

   The Company is in discussion with its lenders and believes the covenant provisions of the credit agreement will be amended. Accordingly, the Company continues to classify its outstanding debt as long term in accordance with the existing loan maturity dates. The final classification of the Company's outstanding bank debt and 12% Senior Secured Notes, will be in accordance with the terms of any final credit agreement.

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

   8.18% SENIOR SECURED NOTES--On May 29, 1997, the Company issued $32,500,000 of 8.18% Senior Secured Notes to a group of financial institutions. The proceeds were used in part to repay the Company's bridge credit facility outstanding as of February 28, 1997. In connection with the issuance of the 8.18% Senior Secured Notes, the Company had entered into a bank credit agreement providing a $15,000,000 revolving line of credit. Amounts outstanding under the bank revolver and the 8.18% Senior Secured Notes were repaid in full using proceeds of the 12% Senior Subordinated Notes due 2008 and the Bank Credit Facilities.

E. COMMITMENTS AND CONTINGENCIES

   LITIGATION--GENERAL LITIGATION--Joseph I. Peters v. George Rubin, et al, Civ. Action No. 16026-NC, Court of Chancery, New Castle County, Delaware. On or about November 12, 1997, a summons and complaint were filed in the Delaware Court on behalf of Joseph I. Peters, as plaintiff. On or about December 18, 1997, an amended complaint was filed (the "Amended Complaint"). The Amended Complaint names the Company, the members of the Company's board of directors, Weiss Peck and the WPG Corporate Development Associates V, L.P., a Weiss Peck affiliate, as defendants. The Amended Complaint challenges the Tender Offer and Merger. The Amended Complaint seeks class action status on behalf of the stockholders of the Company. The plaintiff in the action claims that the offer price for the Company's Common Stock is inadequate and that the defendants have breached their fiduciary duties to the plaintiff and other stockholders of the Company. The plaintiff seeks, among other things, to enjoin the Transactions or compensatory damages. On January 7, 1998, a motion to dismiss was filed by Weiss Peck and WPG Corporate Development Associates V, L.P, a Weiss Peck affiliate. On January 13, 1998, answers to the complaint were filed by the Company and the remaining defendants. The parties to the action are currently conducting discovery. The Company believes the allegations contained in the Amended Complaint are without merit and intends to defend the action vigorously; however, there can be no assurance of the outcome.

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

   State of New York Department of Taxation and Finance. The Company has received a notice of audit from the New York State Department of Taxation and Finance ("NYDTF") for the three fiscal years 1993, 1994 and 1995. The agent has issued an audit report, which is expected to be the basis of a formal assessment estimated to be approximately $200,000. ATC's most recent communications with the NYDTF indicate that it is probable that ATC will incur a liability for back taxes in an approximate amount of $200,000 which the Company has recorded as a liability as of February 28, 1998.

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

   Etzel v. ATC Etzel Place II, L.P. V. ATC Environmental Inc., Missouri Etzel Place II, L.P. v. ATC Environmental Inc. Action No. 982-01473, Missouri Circuit Court, Twenty-Second Judicial Circuit (St. Louis City). This action was brought on June 2, 1998 and alleges that ATC breached its contract with the plaintiff and was negligent in performing asbestos survey services in connection with an asbestos removal project. Plaintiff requests damages in the amount of $241,062.40. ATC believes it performed all services properly and intends to vigorously defend this action. Notice of this claim has been made under ATC's professional liability and pollution liability insurance policy. The insurance policy is subject to a $150,000 self-insured retention amount. Although the Company believes this claim will not result in a material loss, no assurance in this regard can be given.


   1100 Airport North Partnership V. Atc Group Services Inc., Superior Court of, 1100 Airport North Partnership v. ATC Group Services Inc., Cause No. 02D01-9804-CP-813, Superior Court of Allen County Indiana. This action was filed on May 1, 1998 and arises out of ATC's lease of office space in Fort Wayne, Indiana. The Plaintiff seeks damages and attorneys fees for ATC's alleged breach of the lease. On July 1, 1998, a default judgment was entered against ATC in the amounts of $302,116.13 and $1,443.00 for damages and attorneys fees, respectively. ATC believes it has sufficient grounds to vacate the default judgement and has meritorious defenses in this action. Although the Company believes this claim will not result in a material loss, no assurance in this regard can be give.


ADMINISTRATIVE VIOLATIONS

   Indiana Department of Environmental Management v. ATC Associates Inc. ATC received a Notice of Violation ("NOV") and Proposed Agreed Order, EPA I.D. No. IND 004939765, dated June 9, 1997, on June 12, 1997 and a revised NOV and Proposed Agreed Order on April 22, 1998. The revised Proposed Agreed Order sought a penalty in the amount of $78,400 for alleged violations of the federal hazardous waste regulations and Indiana hazardous waste regulations arising out of the handling of hazardous wastes at ATC's Indianapolis laboratory. A final settlement was agreed to among the parties resulting in a net liability of $27,225 to the Company.

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

   On May 22, 1998, ATC filed notice to Smith and Chase Bank of Smith's breach of the convenants of the Agreement in failing to turn over $606,604.39 of ATC's cash receipts. Smith and Chase have thus far refused to turn over these funds on the basis of their allegation that a dispute between Smith and ATC exists concerning certain payments and recoupment claims under the Agreement as described above. Although ATC believes it is entitled to these funds under the Agreement, no assurance can be given that the release of such funds can be obtained without legal action.

   TG Kentucky, Lebanon, Kentucky. The potential claim arises out of a contract to perform preliminary geotechnical investigations at the TG Kentucky Facility, Lebanon, Kentucky, for James M. Gray Construction Company ("Gray"). ATC issued geotechnical engineering reports bases on its investigations. Gray alleges that it encountered differing site conditions from those identified in ATC's geotechnical reports. Gray asserts it could incur over $500,000 in additional costs to finish the project considering these alleged unexpected conditions. Allegations have been made against ATC for costs over budget. ATC believes it performed all services properly and that it should incur no liability. Notice has been given to ATC's professional liability insurer. The policy is subject to the $150,000 self-insured retention amount. Although the Company believes this claim will not result in a material loss, no assurance in this regard can be given.

F. INDUSTRY SEGMENT DATA

   The Company provides services through its environmental consulting and engineering segment and its information technology consulting segment. Industry segment data for fiscal 1998 and 1999 are as follows:


                                           Environmental     Information     Adjustments &
                                           & Engineering     Technology      Elimination's        Total
                                          ---------------  ---------------  ---------------  ---------------
FISCAL 1998
-----------

     Quarter Ended May 31, 1997
     --------------------------

     Revenues.............................  $ 29,361,911    $2,240,299     $ (227,544)          $ 31,374,666
     Operating income.....................     2,231,443       170,999              -              2,402,442
     Depreciation and amortization........       230,735         8,845              -                239,580
     Capital expenditures.................       236,266        20,487              -                256,753

     Identifiable Assets as of May 31, 1997 $101,676,015    $5,751,650    $(3,205,661)          $104,222,004
     --------------------------------------

Fiscal 1999
-----------

     Quarter Ended May 31, 1998
     --------------------------

     Revenues.............................. $ 37,749,386    $2,724,736       <191,208>          $ 40,282,914
     Operating income......................    2,658,958       341,026              -              2,999,984
     Depreciation and amortization.........      412,449        16,515              -                428,964
     Capital expenditures..................      672,165         1,107              -                673,272

     Identifiable Assets as of May 31, 1998  184,981,259     6,199,893     <4,325,409>          $186,855,733
     --------------------------------------


ATC GROUP SERVICES INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

RECENT DEVELOPMENTS

  Tender Offer and Merger. The Company became a wholly owned subsidiary of Acquisition Holdings, Inc. ("Holdings") upon the merger of ATC with Acquisition Corp., a wholly owned subsidiary of Holdings, with ATC being the surviving corporation (the "Merger"). Acquisition Corp. offered (the "Tender Offer") and completed the purchase of the issued and outstanding shares of the Company's Common Stock at a price of $12.00 per share. The Tender Offer was consummated using the proceeds from the issuance of $100,000,000 of 12% Senior Subordinated Notes (the "Notes"), borrowings under a new bank credit facility (the "Bank Credit Facilities") and equity investments in Holdings. The accompanying financial statements for the Company from February 5, 1998 (the "Successor Period") are attributable to operations of the Company under the successor ownership of Holdings. The predecessor financial statements, representing the period prior to February 5, 1998 (the "Predecessor Period"), relates to the previous ownership of the Company. Prior to the Tender Offer and Merger, the Company had entered into two separate Severance, Consulting and Noncompetition Agreements (the "Severance Agreements") with two officers of the Company. The Severance Agreements provided for the resignation of the officers upon completion of the Merger and the terms of a non-compete agreement. The Tender Offer and Merger, issuance of the Notes, execution of the Bank Credit Facilities and Severence Agreements, are collectively referred to as the "Transactions".

  The Company has acquired twelve businesses since 1993. The three most recent acquisitions which have been consummated include: (i) the purchase by the Company of all of the stock of Bing Yen & Associates, Inc. ("Bing Yen") on November 26, 1997; (ii) the purchase by the Company of substantially all of the stock of Environmental Warranty, Inc. ("EWI") on November 4, 1997; and (iii) the purchase by the Company of certain assets and the assumption by the Company of certain liabilities on August 20, 1997 of the Engineering Division of Smith Technology Corporation which operated primarily as BCM Engineers Inc. ("BCM").

  As a result of the Merger, the consolidated financial statements for the Successor Period are presented on a different basis of accounting than that of the Predecessor Period and are therefore not directly comparable.

OVERVIEW

  General. ATC is a leading national provider of professional consulting, engineering and testing services within the environmental and construction materials industries. Management believes the Company is also a leading provider of integrated environmental information management technology services. The Company provides a broad range of services to a diverse client base of over 8,000 customers. The Company provides its services through a network of 74 branch offices located in 35 states covering every major market of the United States.

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

  The Company's rapid growth is primarily attributable to the acquisition of assets of American Testing and Engineering Corporation ("ATEC") in May 1996 and the acquisition of assets of BCM in August 1997. ATEC, with its large network of regional and branch offices, positioned the Company as a national provider of professional environmental consulting, testing and engineering services. As a result of the BCM acquisition, ATC has become a high-quality provider of consulting, engineering and design services in water supply and treatment, wastewater systems, air quality management, traditional environmental site investigations, site assessments and storage tank management services. Subsequent to each acquisition that it has made, the Company has implemented cost reduction measures, including integration of offices, introduction of flexible staffing programs and reduction of duplicative corporate overhead costs.

RESULTS OF OPERATIONS

Three Months Ended May 31, 1998 Compared with Three Months Ended May 31, 1997
-----------------------------------------------------------------------------

     Revenues in the three months ended May 31, 1998 increased 28.4% to $40,282,914, compared with $31,374,666 in the three months ended May 31, 1997. This increase was primarily attributable to revenues associated with the BCM acquisition which was consummated on August 20, 1997 and the acquisitions of EWI and Bing Yen which were completed in November 1997. Revenues in the three months ended May 31, 1998 from ATC's branch offices having comparable operations in the three months ended May 31, 1997 increased 3.0% to $32,303,847, compared with $31,374,666 in the three months ended May 31, 1997. Revenues in the three months ended May 31, 1998 attributable to the acquisition of BCM totaled $6,333,194. Revenues attributable to the acquisition of EWI and Bing Yen totaled $1,645,873 million or 4.1% of revenues in the three months ended May 31, 1998. Revenues were not affected by the Transactions.

     Reimbursable costs represent direct project expenses billed to environmental and engineering segment clients. For the three months ended May 31, 1998, reimbursable costs increased 29.5% to $5,769,682, compared with $4,455,833 in the three months ended May 31, 1997. Reimbursable costs as a percentage of revenues remained approximately the same, 14.3% for the three months ended May 31, 1998 compared with 14.2% in the three months ended May 31, 1997. Reimbursable costs were not affected by the Transactions.

     Gross profit in the three months ended May 31, 1998 increased 28.0% to $15,694,326, compared with $12,257,212 in the three months ended May 31, 1997. Gross margin remained the same, 45.5% in the three months ended May 31, 1998, and 1997.

     Operating expenses in the three months ended May 31, 1998 increased 28.8% to $12,694,342, compared with $9,854,770 in the three months ended May 31, 1997. Operating expenses increased as a percentage of net revenues to 36.8% in the three months ended May 31, 1998, compared with 36.6% in the three months ended May 31, 1997. Employee costs increased 41.5% to $5,927,641, or 17.2% of net revenues, in the three months ended May 31, 1998 compared with $4,187,830, or 15.6% of net revenues, in the three months ended May 31, 1997. These increases in total cost were due to employees hired in connection with the expansion of ATC's operations. Other increases in operating expenses resulted from higher facility costs and administrative expenses resulting from the growth in operations and increased employee levels. Additionally, in the three months ended May 31, 1998, amortization of goodwill and intangibles increased to $1,320,106, compared with $425,599 in the three months ended May 31, 1997 reflecting the additional goodwill amortization resulting from acquisitions and the Transactions.

     Operating income in the three months ended May 31, 1998 increased 24.9% to $2,999,984 compared with $2,402,442 in the three months ended May 31, 1997. Operating income decreased as a percentage of net revenues to 8.7% in the three months ended May 31, 1998, compared with 8.9% in the three months ended May 31, 1997.

     Non-operating expense in the three months ended May 31, 1998 increased to $3,788,496 compared with of $456,126 in the three months ended May 31, 1997. The increase in non-operating expense is attributable to increased interest expense due to the 12% Senior Subordinated Notes and bank debt outstanding during the quarter.

     Income tax (benefit) expense in the three months ended May 31, 1998 was $<86,000>, compared with $770,000 in the three months ended May 31, 1997. During the three months ended May 31, 1998 and 1997, the Company's effective tax rates were 10.9% and 39.6%, respectively. The effective tax rate for the three months ended May 31, 1998 results from non deductible goodwill amortization related to the Transactions.

     As a result of the foregoing, the Company incurred a net loss of $<702,512> compared with net income of $1,176,316 in the three months ended May 31, 1997. Net income (loss) decreased as a percentage of net revenues to <2.0>% in the three months ended May 31, 1998 compared with 4.4% in the three months ended May 31, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

  The Company's principal sources of liquidity are cash flow from operations and available borrowings under a Revolving Credit Facility established under the Bank Credit Facilities. The Revolving Credit Facility provides the Company with an aggregate of up to $30.0 million of senior secured financing to be used for working capital and general corporate purposes (including permitted acquisitions). It is expected that the Company's principal uses of liquidity will be to provide working capital, finance capital expenditures, fund costs associated with acquisitions and meet debt service requirements. As a result of the consummation of the Transactions, the Company is highly leveraged. Except to the extent set forth below, there will be no mandatory payments of principal on the Notes scheduled prior to their maturity. Based upon current operations, anticipated cost savings and future growth, the Company believes that its cash flow from operations, together with available borrowings under the Revolving Credit Facility will be adequate to meet its anticipated requirements for working capital, capital expenditures and scheduled principal and interest payments, although the Company believes that its ability to repay the Notes and amounts outstanding under its Bank Credit Facilities at maturity will require additional financing. There can be no assurance, however, that any such additional financing will be available at such time to the Company, or that any such available financing will be on terms favorable to the Company. Furthermore, there can be no assurance that the Company's business will continue to generate cash flow at or above current levels or that estimated cost savings or growth can be achieved.

  The Notes impose certain limitations on the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, issue preferred stock, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries. In addition, the New Credit Facility contains other and more restrictive covenants effectively prohibiting the Company from prepaying the Notes. The Bank Credit Facility also requires the Company to maintain specified financial ratios and satisfy certain financial tests. The Company's ability to meet such financial ratios and tests may be affected by events beyond its control; there can be no assurance that the Company will be able to meet such tests.

   For the quarter ended May 31, 1998, the Company was in default of certain financial covenants. The Company's lenders have provided an interim waiver with respect to the defaults. Under the waiver, the Company has approximately $3.4 million of availability under its revolving line of credit as of July 15, 1998.

   The Company is in discussion with its lenders and believes the covenant provisions of the credit agreement will be amended. Accordingly, the Company continues to classify its outstanding debt as long term in accordance with the existing loan maturity dates. The final classification of the Company's outstanding bank debt and 12% Senior Secured Notes, will be in accordance with the terms of any final credit agreement.

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

  The Company has historically financed its operations through internally generated funds, public and private equity and debt financings and borrowings under its credit facilities. As of May 31, 1998, working capital was $32.4 million, compared with working capital of $29.4 million at February 28, 1998, an increase of $3.0 million. The increase in working capital was primarily due to the net borrowings of bank debt under the Company's Revolving Credit Facility. As a result of the Tender Offer and Merger and the Company's prior acquisitions, the Company has a negative tangible net worth, primarily as a result of goodwill amounts recognized in connection with these transactions.

  During the three months ended May 31, 1998, net cash flows used in operating activities were $4,552,411 primarily due to operating income before interest as interest on the 12% Notes is paid semiannually commencing in July 1998, offset in part by increases in accounts receivable and unbilled receivables. Net cash flows used in investing activities were $271,626, resulting from purchases of property and equipment less the proceeds from the sale of certain assets relating to a laboratory operation. Net cash flows used by financing activities were $8,009,997, primarily representing payments of Tender Offer obligations and net bank borrowings under the Company's Revolving Credit Facility.

  During the three months ended May 31, 1997, net cash flows used in operating activities were $2,196,200 primarily due to the decrease in accounts payable and other liabilities, a portion of which was related to payments of liabilities from acquisitions, and an increase in billed and unbilled receivables. Net cash flows used in investing activities were $2,658,009, resulting from the additional purchase consideration paid for ATEC and purchases of property and equipment. Net cash flows provided by financing activities were $11,057,476, primarily representing the proceeds of the 8.18% Senior Secured Notes, less repayment of the previously outstanding bridge credit facility.

SEASONALITY

  ATC typically experiences a slow down in business activities during the winter months and an increase in business activities during the summer months. This is due to seasonal fluctuations in construction and remediation activities. As a result, operating results may vary from period to period. For fiscal 1998, comparable quarterly revenues as a percentage of relevant annual revenues were 24.6%, 26.6%, 25.0% and 23.8%.

                          PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS:

     LITIGATION--GENERAL LITIGATION--Joseph I. Peters v. George Rubin, et al, Civ. Action No. 16026-NC, Court of Chancery, New Castle County, Delaware. On or about November 12, 1997, a summons and complaint were filed in the Delaware Court on behalf of Joseph I. Peters, as plaintiff. On or about December 18, 1997, an amended complaint was filed (the "Amended Complaint"). The Amended Complaint names the Company, the members of the Company's board of directors, Weiss Peck and the WPG Corporate Development Associates V, L.P., a Weiss Peck affiliate, as defendants. The Amended Complaint challenges the Tender Offer and Merger. The Amended Complaint seeks class action status on behalf of the stockholders of the Company. The plaintiff in the action claims that the offer price for the Company's Common Stock is inadequate and that the defendants have breached their fiduciary duties to the plaintiff and other stockholders of the Company. The plaintiff seeks, among other things, to enjoin the Transactions or compensatory damages. On January 7, 1998, a motion to dismiss was filed by Weiss Peck and WPG Corporate Development Associates V, L.P, a Weiss Peck affiliate. On January 13, 1998, answers to the complaint were filed by the Company and the remaining defendants. The parties to the action are currently conducting discovery. The Company believes the allegations contained in the Amended Complaint are without merit and intends to defend the action vigorously; however, there can be no assurance of the outcome.

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


ITEM 2.  CHANGES IN SECURITIES:
         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:


   For the quarter ended May 31, 1998, the Company was in default of certain financial covenants. The Company's lenders have provided an interim waiver with respect to the defaults. Under the waiver, the Company has approximately $3.4 million of availability under its revolving line of credit as of July 15, 1998.

   The Company is in discussion with its lenders and believes the covenant provisions of the credit agreement will be amended. Accordingly, the Company continues to classify its outstanding debt as long term in accordance with the existing loan maturity dates. The final classification of the Company's outstanding bank debt and 12% Senior Secured Notes, will be in accordance with the terms of any final credit agreement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
         Not Applicable

ITEM 5.  OTHER INFORMATION:
         Not Applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:
     (a)  Exhibits:

             Not applicable

     (b)  Reports on Form 8-K:
             Not Applicable

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ATC GROUP SERVICES INC.
                                        -----------------------------------
                                                  (Registrant)



Dated: July 15 1998                     /s/ Nicholas J. Malino
--------------------                    -----------------------------------
                                            Nicholas J. Malino
                                            President (Principal
                                             Executive Officer)


Dated: July 15, 1998                    /s/ Paul Grillo
--------------------                    -----------------------------------
                                            Paul Grillo
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)


Dated: July 15, 1998                    /s/ Wayne A. Crosby
--------------------                    -----------------------------------
                                            Wayne A. Crosby
                                            Controller (Principal Accounting
                                             Officer)