Form 10-Q
period 1998-08-31
ATC GROUP SERVICES INC /DE/
filed 1998-10-20
CIK 828828

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
                                   ---------

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED AUGUST 31, 1998

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

                                      NONE
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       --   --

The number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, as of October 15, 1998 was 1,000.



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ATC GROUP SERVICES INC. AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED AUGUST 31, 1998
--------------------------------------------------------------------------------

                                                                   Page
                                                                  ------
PART I - FINANCIAL INFORMATION:

Item 1 - Unaudited Financial Statements:

Condensed Consolidated Balance Sheets
 February 28, 1998 and August 31, 1998 (Unaudited)...............   F-3

Condensed Consolidated Statements of Operations
 Three and Six months ended August 31, 1997 and 1998 (Unaudited).   F-4

Condensed Consolidated Statements of Stockholders' Equity
 Six months ended August 31, 1997 and 1998 (Unaudited)...........   F-5

Condensed Consolidated Statements of Cash Flows
 Six months ended August 31, 1997 and 1998 (Unaudited)...........   F-6

Notes to Consolidated Financial Statements (Unaudited)...........   F-7

Item 2 - Management's Discussion and Analysis of Financial
 Condition and Results of Operations.............................   F-20

PART II - OTHER INFORMATION:

Items 1-6........................................................   F-25


Signatures.......................................................   F-27

ATC GROUP SERVICES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
FEBRUARY 28, 1998 AND AUGUST 31, 1998
--------------------------------------------------------------------------------

                                                                                   FEBRUARY 28,        August 31,
                                                                                      1998              1998
                                                                                   ------------      -----------

ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents....................................................... $  5,268,708         $ 1,113,030
 Trade accounts receivable, less allowance for doubtful accounts
  ($3,077,829 at February 28, 1998 and $5,030,896 at August 31, 1998)............   39,934,302          46,107,699
 Unbilled receivables............................................................   10,196,397           7,682,111
 Prepaid expenses and other current assets.......................................    2,422,523             954,974
 Deferred income taxes...........................................................    2,041,200           2,041,200
 Refundable income taxes.........................................................    4,232,505           4,232,505
                                                                                  ------------        ------------
  Total current assets...........................................................   64,095,635          62,131,519

PROPERTY AND EQUIPMENT, Net (Note C).............................................    5,793,928           5,943,738

GOODWILL, net of accumulated amortization
 ($3,261,108 at February 28, 1998 and $4,837,237 at August 31, 1998)(Note B).....  106,829,231         113,322,111
COVENANTS NOT TO COMPETE, net of accumulated amortization
 ($774,589 at February 28, 1998 and $1,630,837 at August 31, 1998)(Note B).......    5,162,911           4,386,532
DEBT ISSUANCE COSTS, net of accumulated amortization
 ($107,570 at February 28, 1998 and $598,124 at August 31, 1998)(Note B).........    5,808,246           6,913,263
OTHER ASSETS.....................................................................    1,365,056           3,709,328
                                                                                  ------------        ------------
                                                                                  $189,055,007        $196,406,491
                                                                                  ------------        ------------
                                                                                  ------------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Short-term debt................................................................. $    300,000        $    479,000
 Current maturities of long-term debt............................................    1,420,816           3,000,213
 Accounts payable................................................................    7,738,433          13,985,707
 Accrued compensation............................................................    5,096,880           4,973,406
 Tender Offer liability (Note B).................................................   14,278,838           3,368,524
 Accrued interest expense.........................................................   1,266,011           1,989,893
 Other accrued expenses..........................................................    4,554,179           9,245,690
                                                                                  ------------        ------------
  Total current liabilities......................................................   34,655,157          37,042,433

LONG-TERM DEBT, less current maturities (Note D).................................  120,419,684         130,469,685
OTHER LIABILITIES, including non-current payment obligations (Note B)............    2,737,185           1,623,640
DEFERRED INCOME TAXES............................................................    4,606,800           4,606,800
                                                                                  ------------        ------------
  Total liabilities..............................................................  162,418,826         173,742,558
                                                                                  ------------        ------------
COMMITMENTS AND CONTINGENCIES (Notes B and E)

STOCKHOLDERS' EQUITY:
 Common stock, par value $.01 per share; authorized 10,000 shares;
  issued and outstanding 1,000 shares at February 28, 1998 and August 31, 1998...           10                  10
 Additional paid-in capital......................................................   28,425,589          28,425,589
 Additional paid-in capital - Holdings restricted Common Stock,
  net of deferred executive compensation.........................................         --               101,688
 Retained (Deficit)..............................................................   (1,789,418)         (5,863,354)
                                                                                  ------------        ------------
   Total stockholders' equity....................................................   26,636,181          22,663,933
                                                                                  ------------        ------------
                                                                                  $189,055,007        $196,406,491
                                                                                  ------------        ------------
                                                                                  ------------        ------------

See notes to condensed consolidated financial statements.

ATC GROUP SERVICES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED AUGUST 31, 1997 AND 1998
--------------------------------------------------------------------------------


                                                 Three Months Ended                     Six Months Ended
                                                     August 31,                            August 31,
                                          ---------------------------------        -----------------------------
                                          Predecessor            Successor         Predecessor         Successor
                                              1997                 1998                1997               1998
                                          -----------           -----------        -----------        -----------

REVENUES...............................   $34,722,201          $39,912,560         $66,096,867       $80,195,474
 Reimbursable Costs....................     5,905,664            6,788,950          10,361,497        12,558,632
                                          -----------          -----------         -----------       -----------

NET REVENUES...........................    28,816,537           33,123,610          55,735,370        67,636,842

COST OF NET REVENUES...................    15,751,062           19,302,401          30,412,683        38,121,307
                                          -----------          -----------         -----------       -----------

  Gross profit.........................    13,065,475           13,821,209          25,322,687        29,515,535

OPERATING EXPENSES:
 Selling...............................     1,039,462            1,477,609           2,039,457         2,885,882
 General and administrative............     8,951,861           12,954,733          17,429,197        23,869,809
 Provision for bad debts...............       366,945              710,116             744,384         1,081,108
                                          -----------          -----------         -----------       -----------
                                           10,358,268           15,142,458          20,213,038        27,836,799
                                          -----------          -----------         -----------       -----------

  Operating income (loss)..............     2,707,207           (1,321,249)          5,109,649         1,678,736

NONOPERATING EXPENSE (INCOME):
 Interest expense......................       763,501            3,908,112           1,261,909         7,704,046
 Interest income.......................       (97,121)              (1,268)           (148,904)           (7,060)
 Other.................................       (22,212)               1,332             (12,711)             (314)
                                          -----------          -----------         -----------       -----------
                                              644,168            3,908,176           1,100,294         7,696,672
                                          -----------          -----------         -----------       -----------

  Income (loss) before income taxes....     2,063,039           (5,229,425)          4,009,355        (6,017,936)

INCOME TAX EXPENSE (BENEFIT)...........       815,000           (1,858,000)          1,585,000        (1,944,000)
                                          -----------          -----------         -----------       -----------

NET INCOME (LOSS)......................   $ 1,248,039          $(3,371,425)        $ 2,424,355       $(4,073,936)
                                          -----------          -----------         -----------       -----------
                                          -----------          -----------         -----------       -----------


See notes to condensed consolidated financial statements.

ATC GROUP SERVICES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED AUGUST 31, 1997 AND 1998
--------------------------------------------------------------------------------

                                                                                 1997
                                         -----------------------------------------------------------------------------------------
                                                 Common Stock              Additional    Holdings        Retained
                                             --------------------          Paid-in       Restricted      Earnings
                                             Shares        Amount          Capital       Stock-Net       (Deficit)         Total
                                         -------------  ------------   ---------------   ----------     --------------- ------------

BALANCE, February 28, 1997.............   7,800,187        $78,002        $28,996,627     $      -      $16,364,674   $45,439,303

Sale of common stock at $1.88 to
 $10.00 per share, upon exercise of
 stock options and warrants............       5,220             52             36,098            -                -        36,150
Continuing registration costs applied
 against additional paid in capital....           -              -            (33,984)           -                -       (33,984)
Net income of predecessor..............           -              -                  -            -        2,424,355     2,424,355
                                         -------------  ------------   ---------------   ----------    --------------  ------------
BALANCE, August 31, 1997..................7,805,407        $78,054        $28,998,741     $      -      $18,789,029   $47,865,824
                                         -------------  ------------   ---------------   ----------    --------------  ------------
                                         -------------  ------------   ---------------   ----------    --------------  ------------



                                                                                          1998
                                         -----------------------------------------------------------------------------------------
BALANCE, February 28, 1998.............       1,000         $    10        $28,425,589    $       -    $(1,789,418)   $26,636,181

Amortization of deferred
 compensation costs....................           -               -                  -      101,688              -        101,688
Net loss of successor................             -               -                  -            -     (4,073,936)    (4,073,936)
                                         -------------   ------------   ---------------   ----------  --------------  ------------
BALANCE, August 31, 1998...............       1,000         $    10        $28,425,589    $ 101,688    $(5,863,354)   $22,663,933
                                         -------------   ------------   ---------------   ----------  --------------  ------------
                                         -------------   ------------   ---------------   ----------  --------------  ------------


See notes to condensed consolidated financial statements.

ATC GROUP SERVICES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED AUGUST 31, 1997 AND 1998
--------------------------------------------------------------------------------

                                                                                                       Six Months Ended
                                                                                                           August 31,
                                                                                                 ----------------------------------
                                                                                                     Predecessor        Successor
                                                                                                      1997               1998
                                                                                                 --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)............................................................................. $ 2,424,355         $ (4,073,936)
  Adjustments to reconcile net income (loss) to net cash from operating activities:
   Depreciation and leasehold amortization......................................................     503,855              857,022
   Amortization of goodwill and covenants.......................................................     920,368            2,682,377
   Provision for bad debts......................................................................     744,384            1,081,108
   Other........................................................................................  (1,077,567)             580,594
   Changes in operating assets and liabilities, net of amounts acquired in acquisitions:
      Receivables...............................................................................  (5,100,710)          (6,688,139)
      Prepaid expenses and other assets.........................................................  (1,149,515)          (1,366,857)
      Accounts payable and other liabilities....................................................     332,285            5,723,523
      Income taxes payable......................................................................     554,241                   --
                                                                                                  ----------          -----------
   Net cash flows from operating activities.....................................................  (1,848,304)          (1,204,308)
                                                                                                  ----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of On-Site Technologies, Inc.........................................................           -              (59,000)
  Purchase of Aerovironment Environmental Services, Inc.........................................           -             (100,000)
  Purchase of BCM Engineers, Inc. ..............................................................  (5,425,539)                   -
  Purchase of American Testing and Engineering Corp, net of cash acquired.......................  (2,420,766)                   -
  Purchase of property and equipment............................................................    (667,393)          (1,187,782)
  Other.........................................................................................      60,302              394,110
                                                                                                  ----------          -----------
   Net cash flows from investing activities.....................................................  (8,453,396)            (952,672)
                                                                                                  ----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of long-term debt and notes payable, net of issuance costs.........  38,500,000           10,260,525
  Proceeds from issuance of common stock, net of expenses.......................................      36,150                    -
  Payment of Tender Offer obligations...........................................................           -          (12,017,174)
  Principal payments on long-term debt.......................................................... (22,310,891)            (242,049)
  Other capital transactions....................................................................     (33,984)                   -
                                                                                                  ----------          -----------
   Net cash flows from financing activities.....................................................  16,191,275           (1,998,698)
                                                                                                 ----------          ------------
   Net change in cash and cash equivalents......................................................   5,889,575           (4,155,678)

CASH AND CASH EQUIVALENTS, Beginning of period..................................................   2,003,890            5,268,708
                                                                                                  ----------          -----------
CASH AND CASH EQUIVALENTS, End of period........................................................  $7,893,465          $ 1,113,030
                                                                                                  ----------          -----------
                                                                                                  ----------          -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments for:
   Interest.....................................................................................  $  557,486          $ 6,609,605
                                                                                                  ----------          -----------
                                                                                                  ----------          -----------
   Income taxes.................................................................................  $  489,187          $    31,596
                                                                                                  ----------          -----------
                                                                                                  ----------          -----------


See notes to condensed consolidated financial statements.

ATC GROUP SERVICES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED AUGUST 31, 1998
--------------------------------------------------------------------------------

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

    In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly, in all material respects, the financial position, the results of operations and the cash flows for the periods presented herein. These results of operations are not necessarily indicative of the results to be expected for the full year due to certain seasonality factors and the effects and timing of large service projects.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements for the fiscal year ended February 28, 1998, which are included in the Company's Annual Report on Form 10-K and amendments thereto.

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


   Sources of Funds:
     Notes........................................................ $100,000,000
     Bank Term Loan...............................................   20,000,000
     Equity investment from Holdings..............................   30,714,639
     Tender Offer obligations to be funded from cash on hand and revolving credit borrowings. (The outstanding balance at
      May 31, 1998 was $3,681,818)................................   16,082,850
                                                                   ------------
                                                                   $166,797,489
                                                                   ------------
                                                                   ------------
   Uses of Funds:
     Purchase of common stock, warrants and stock options......... $105,473,603
     Repay existing debt:
       Principal..................................................   42,076,461
       Accrued interest...........................................      577,345
       Accrued ATEC obligations...................................      754,250
     Shareholder Agreement Consideration:
       Amount paid at Merger Date.................................    3,100,002
       Amounts payable in quarterly installments..................    3,320,578
       Financing costs and expenses, including debt prepayment
         penalty..................................................   11,495,250
                                                                   ------------
                                                                   $166,797,489
                                                                   ------------
                                                                   ------------

    The total consideration paid in connection with the Transactions and allocation of the consideration to the historical book value of assets, covenant not to compete and goodwill is as follows:


   Consideration:
     Purchase price of common stock, warrants, and stock options.      $ 105,473,603
     Severance Agreements consideration............................        6,420,580
     Financing costs and expenses net of amount related to debt
      issuance.....................................................        4,828,614
                                                                       -------------
                                                                         116,722,797
   Allocation of Consideration:
     Net assets acquired...........................................       51,214,836
       Fair value adjustments:
         Non-compete agreement.....................................        4,700,000
         Other.....................................................         (301,537)
                                                                       -------------
     Excess purchase consideration.................................       61,109,498
     Predecessor basis adjustment..................................       (2,289,050)
                                                                       -------------
   Goodwill........................................................    $  58,820,448
                                                                       -------------
                                                                       -------------

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

    BUSINESS ACQUISITIONS--The following acquisitions have been accounted for as purchases. The acquired company's assets and liabilities are included in the accompanying consolidated balance sheets at fair value at the date of purchase. The acquired company's operations subsequent to the acquisition are included in the accompanying consolidated statements of operations. The preliminary purchase price allocation are subject to change when additional information concerning asset and liability valuations is obtained. Therefore, the final allocation may differ from the preliminary allocation.

Fiscal 1999

    AEROVIRONMENT ENVIRONMENTAL SERVICES INC.--On July 31, 1998 ATC acquired certain assets and assumed certain liabilities of AeroVironmental Environmental Services, Inc. ("AVES"), a regional provider of engineering and technical consulting services, with emphasis on the air quality and pollution fields. AVES is located in Monrovia, CA. During its fiscal year ended April 30, 1998, AVES reported $2.3 million in revenues. ATC paid $591,000, $100,000 of which was cash paid at closing, $312,000 in assumed liabilities and transaction costs, and $179,000 in a noninterest bearing note, payable six months from the date of purchase. Assets purchased included work in progress, property and equipment, certain intangible assets, and an ownership interest in AeroVironment/NESA LLC, a subsidiary of AVES.

    ON-SITE TECHNOLOGIES, INC--On July 10, 1998 ATC acquired certain assets and assumed certain liabilities of On-Site Technologies, Inc. ("OST"), a remediation engineering services company based in Hayward, CA. OST reported revenues of approximately $1.2 million for its year ended December 31, 1997. ATC acquired property and intangible assets including customer contracts. The consideration paid totaled $204,000 consisting of $59,000 in cash paid at closing and $145,000 in assumed liabilities and transaction costs.

Fiscal 1998

    BING YEN & ASSOCIATES, INC.--On November 26, 1997 ATC purchased all of the outstanding stock of Bing Yen & Associates, Inc. ("Bing Yen"). Bing Yen provides geotechnical and structural forensic services to a wide variety of clients in the western United States and is located in Tustin, California.

    The purchase price was comprised of the following consideration:

     Amounts paid to seller:
       Cash......................................................... $2,200,000
       Note payable at 8% due January 2, 1998.......................    550,000
       Notes payable at 8% due in three annual installments
        commencing January 1999.....................................  1,150,000
                                                                     ----------
                                                                      3,900,000
     Liabilities assumed:
       Current liabilities..........................................    313,254
       Direct expenses of transaction...............................     50,000
                                                                     ----------
                                                                     $4,263,254
                                                                     ----------
                                                                     ----------

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

    The preliminary purchase price allocation is as follows:

     Cash........................................................... $  163,680
     Accounts receivable, net.......................................  2,292,191
     Unbilled receivables...........................................      5,122
     Prepaid expense................................................     10,746
     Property and equipment.........................................    142,241
     Covenant not to compete........................................     50,000
     Goodwill.......................................................  1,595,324
     Other assets...................................................      3,950
                                                                     ----------
                                                                     $4,263,254
                                                                     ----------
                                                                     ----------

    ENVIRONMENTAL WARRANTY, INC.--On November 4, 1997, ATC purchased 90.9% of the outstanding stock of Environmental Warranty, Inc. ("E.W.I."), a property and casualty insurance brokerage firm specializing in environmental insurance products.

    The purchase price was comprised of the following consideration:

     Amounts paid to sellers:
       Cash......................................................... $  150,000
       Notes payable, net of imputed interest at 8.0%...............    582,424
       Payment commitments..........................................    275,000
       ATC Common Stock (33,000 shares).............................    365,062
                                                                     ----------
                                                                      1,372,486
     Liabilities assumed:
       Current liabilities..........................................    314,811
       Direct expenses of transaction...............................     25,000
                                                                     ----------
                                                                     $1,712,297
                                                                     ----------
                                                                     ----------

                                      F-10

    The notes payable are due in three annual installments commencing November 1998 and are subject to certain setoffs. The payment commitments are due in four installments. The first two installments were paid in connection with the closing and the final two installments are due in November 1999 and November 2000. ATC issued 33,000 shares of restricted common stock valued at 11 1/16 per share.

    The preliminary purchase price allocation is as follows:

     Cash........................................................... $  169,350
     Receivables....................................................    158,391
     Prepaid and other current assets...............................      2,875
     Property and other.............................................     15,384
     Goodwill.......................................................  1,366,297
                                                                     ----------
                                                                     $1,712,297
                                                                     ----------
                                                                     ----------

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

    The purchase price was comprised of the following consideration:

     Amounts paid to seller or to others on behalf of seller:
       Cash........................................................ $ 5,425,539
       Notes payable...............................................   2,950,000
       Less note payable offset....................................    (200,000)
                                                                    -----------
                                                                      8,175,539
     Liabilities assumed:
       Current liabilities.........................................   2,833,665
       Non current liabilities.....................................   1,356,151
       Direct expenses related to acquisition......................     112,133
                                                                    -----------
                                                                    $12,477,488
                                                                     ----------
                                                                     ----------

    Notes payable includes a $200,000 note which became due September 20, 1997 and was subject to offset for reductions in net assets and for unrecorded liabilities arising through the closing date of the transaction. Based on the closing balance sheet provided by the Seller, the Company offset the $200,000 in full. In addition, based on unrealized unbilled receivables warranted by the seller and other claims, an additional $2,750,000 has been reflected as an offset of short-term debt in the accompanying consolidated balance sheet.

    The preliminary purchase price allocation is summarized as follows:

     Accounts receivable, net of allowance.......................... $ 4,710,960
     Unbilled receivables...........................................   3,684,939
     Other current assets...........................................       7,357
     Other assets...................................................   1,327,270
     Covenants not to compete.......................................     100,000
     Goodwill.......................................................   2,646,962
                                                                     -----------
                                                                     $12,477,488
                                                                     ----------
                                                                     ----------

    Prior Acquisitions

    AMERICAN TESTING AND ENGINEERING CORPORATION--On May 24, 1996 ATC purchased certain assets and assumed certain liabilities of American Testing and Engineering Corporation ("ATEC"), a national environmental consulting firm. ATEC provides environmental engineering and consulting services through a large network of branch and regional offices.

    Under the original purchase agreement, the Company was contingently liable to ATEC for additional purchase consideration up to $10,750,000 if certain conditions were met. The seller since met certain of these contingent consideration requirements in the quarter ended May 31, 1997 and the Company began to amortize the associated goodwill in this period. In addition, in connection with the issuance of Senior Secured Notes on May 29, 1997 (since repaid), the Company and the seller executed an amendment to the original purchase agreement and agreed to remove or modify the remaining contingent consideration requirements. As a result of the foregoing, the Company paid $2,420,766 on May 30, 1997. In connection with the issuance of the 12% Senior Subordinated Notes and Tender Offer transactions, the Company paid $754,250 on January 29, 1998 and is obligated to make monthly payments through February 1999. Additionally, the Company has the option to purchase certain properties from the seller for $1,700,000 in fiscal 2002.

    As a result of sellers warranties of purchased trade receivables and unbilled receivables that were not realized, the Company is entitled to set-offs of $618,835 against the option price to acquire certain properties in fiscal 2002. The set-off amount is included in other assets in the accompanying consolidated balance sheets.

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

     PRO FORMA FINANCIAL INFORMATION (UNAUDITED) - The following unaudited pro forma information sets forth the results of operations of ATC as if the Merger and Tender Offer and ATC's purchases of BCM, EWI and Bing Yen had occurred on March 1, 1997:


                                                                        PRO FORMA
                                                             THREE MONTHS ENDED AUGUST 31,     SIX MONTHS ENDED AUGUST 31,
                                                             -----------------------------     ---------------------------
                                                                1997            1998               1997         1998
                                                             ------------    ------------      -----------   -------------

     Revenues..............................................  $42,724,968     $39,912,560         84,274,545    $80,195,474
     Operating Income......................................    2,339,866      (1,321,249)         4,204,241      1,678,736
     Net income (loss).....................................  $   422,014     $(3,371,425)           451,257    $(4,073,936)

C.   PROPERTY AND EQUIPMENT

     Property and equipment is comprised of the following:


                                                                 FEBRUARY 28,        AUGUST 31,
                                                                     1998              1998
                                                                 ------------      ------------

      Office equipment.........................................  $ 5,345,109       $ 6,185,395
      Laboratory and field equipment...........................    3,967,605         3,711,232
      Transportation equipment.................................      582,524           591,677
      Leasehold improvements...................................    1,111,823         1,133,126
                                                                 ------------      ------------
                                                                  11,007,061        11,624,430
      Less accumulated depreciation............................   (5,213,133)       (5,682,692)
                                                                 ------------      ------------
      Property and Equipment, net..............................  $ 5,793,928       $ 5,943,738
                                                                 ------------      ------------
                                                                 ------------      ------------


D. DEBT AND CREDIT AGREEMENTS

   BANK CREDIT FACILITIES--On January 29, 1998, a credit facility with various lending institutions was established providing the Company senior secured credit facilities consisting of a $20 million Term Loan and a $30 million Revolving Credit Facility (the "Bank Credit Facilities").

   The Revolving Credit Facility available to the Company for working capital and general corporate purposes totals $15 million, with the remainder available for certain permitted acquisitions. Revolving loans mature on January 29, 2003. At the Company's option, revolving loans will accrue interest at either
(a) an adjusted rate based on the Eurodollar rate plus a margin of 2.25% or
(b) the base rate (effectively the prime rate) plus a margin of 1.25%. The loan margins are subject to quarterly decreases based upon improvements in the Company's leverage ratio. Interest is payable monthly and the Company pays a revolving loan commitment fee of 1/2 of 1% on a quarterly basis.

   The Term Loan amortizes quarterly commencing in February 1999 initially at $750,000 per quarter, increasing to $1,000,000 per quarter in February 2000, $1,500,000 per quarter in February 2001 and $1,750,000 per quarter in February 2002 with the final loan maturity on January 29, 2003.

   The Bank Credit Facilities require the Company to meet certain financial tests, including minimum interest coverage and maximum leverage ratios beginning as of and for the quarter ended May 31, 1998. The Bank Credit Facilities also contain covenants which, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends, enter into transactions with affiliates, form subsidiaries, enter into sale-leaseback transactions, make capital expenditures, loans, investments or lease payments, merge, consolidate or acquire or dispose of assets, voluntarily prepay or amend other indebtedness, incur liens and encumbrances and other matters customarily restricted in loan agreements of this type.

   For the quarters ended May 31, 1998, and August 31, 1998 the Company was in default of certain financial covenants. The Company's lenders have provided an interim waiver with respect to the defaults. Under the waiver, the Company has approximately $5.1 million of availability under its revolving line of credit as of October 20, 1998.

   The Company is in discussion with its lenders and believes the covenant provisions of the credit agreement will be amended. Accordingly, the Company continues to classify its outstanding debt as long term in accordance with the existing loan maturity dates. The final classification of the Company's outstanding bank debt and 12% Senior Subordinated Notes, will be in accordance with the terms of any final credit agreement.

   The Bank Credit Facilities also contain customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross defaults, certain events of bankruptcy and insolvency, ERISA, judgement defaults, failure of any guarantee or security agreement supporting the Company's obligations under the Bank Credit Facilities to be in full force and effect, and a change of control of the Company's Parent or the Company.

   The obligations of the Company under the Bank Credit Facilities are unconditionally guaranteed by the Company's Parent and any direct or indirect subsidiaries of the Company. In addition, the obligations of the Company under the Bank Credit Facilities are secured by substantially all of the assets of the Company.

   12% SENIOR SUBORDINATED NOTES DUE 2008--The 12% Senior Subordinated Notes due 2008 were issued January 29, 1998 pursuant to an indenture agreement and became obligations of the Company as of the Merger Date. Interest accrues at 12% per annum and is payable semiannually in arrears on each January 15 and July 15, commencing July 15, 1998. The Notes are unsecured obligations of the Company, ranking subordinate in right of payment to all senior indebtedness (as defined), and ranking pari passu in right of payment with any future senior subordinated indebtedness and senior in right of payment to all other subordinated obligations of the Company. The Notes will be redeemable, in whole of in part, at the Company's option on or after January 15, 2003 at redemption prices set forth in the indenture agreement. Up to 35% of the aggregate principal amount of the Notes may be redeemed on or prior to January 15, 2001 with the net cash proceeds of a public offering at redemption prices and terms in accordance with the Note indenture agreement. The Note indenture agreement provides noteholders the option to have their notes purchased in the event of a change in control. In addition, the Note indenture contains covenants restricting the incurrence of additional indebtedness, payment of dividends, sales of assets, incurrence of liens, mergers and acquisitions and conduct of the business to existing businesses.

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

E. COMMITMENTS AND CONTINGENCIES

   Joseph I. Peters v. George Rubin, et al, Civ. Action No. 16026-NC, Court of Chancery, New Castle County, Delaware. On or about November 12, 1997, a summons and complaint were filed in the Delaware Court on behalf of Joseph I. Peters, as plaintiff. On or about December 18, 1997, an amended complaint was filed (the "Amended Complaint"). The Amended Complaint names the Company, the members of the Company's board of directors, Weiss, Peck & Greer ("Weiss Peck") and the WPG Corporate Development Associates V, L.P., a Weiss Peck affiliate, as defendants. The Amended Complaint challenges the Tender Offer and Merger. The Amended Complaint seeks class action status on behalf of the stockholders of the Company. The plaintiff in the action claims that the offer price for the Company's Common Stock is inadequate and that the defendants have breached their fiduciary duties to the plaintiff and other stockholders of the Company. The plaintiff seeks unspecified damages. On January 7, 1998, a motion to dismiss was filed by Weiss Peck and WPG Corporate Development Associates V, L.P. On January 13, 1998, answers to the complaint were filed by the Company and the remaining defendants. The parties to the action are currently conducting discovery. The Company believes the allegations contained in the Amended Complaint are without merit and intends to defend the action vigorously.

   First Fidelity Bank, N.A., et al v. Hill International, Inc. et al., Superior Court of New Jersey, Law Division, Burlington County, Docket No. Bur-L-03400-95, filed December 19, 1995. Irvin E. Richter, et al v. ATC Group Services Inc., et al. United States District Court, District of New Jersey, Civ. No. 96 CV 5818 (JBS) filed December 6, 1996. On December 19, 1995, a second amended complaint was filed in the above-entitled action which joined the Company as a defendant and included a count against the Company seeking recovery of certain assets purchased from Hill International, Inc. ("Hill") on the grounds that plaintiff banks held security interests in the assets and that Hill was in default under the security agreement creating such alleged security interests. The original plaintiffs in this action were First Fidelity Bank, N.A. and United Jersey Bank, N.A. The primary defendants were Hill and certain of its subsidiaries, and Irvin Richter, David Richter, Janice Richter and William Doyle. Irvin Richter and David Richter are officers and stockholders of Hill. In April 1996, the Company filed a cross-claim against Hill, Irvin Richter and David Richter alleging breach of contract and fraud, among other allegations, and seeking unspecified damages, including punitive damages, and equitable relief.

    In August, 1996, Hill and the Richters filed an answer denying ATC's cross-claims, a cross-claim against ATC and a third party claim against certain members of ATC's management and an employee. The cross-claim and third party claim seek unspecified damages, including punitive damages, for defamation, breach of the Richters' non-competition agreements and securities fraud. The defamation claims are based (i) on plaintiff banks' allegation of fraud against Hill and the Richters in their amended complaint, which Hill and the Richters allege was based on defamatory statements made by ATC in settlement discussions with the plaintiff banks and (ii) on a letter alleged to contain defamatory statements which was sent to an account debtor of the Company by an employee. In its answer, the Company both denies that it made defamatory statements and asserts that the defamation allegations fail to state legally valid claims. The breach of contract and securities claims are based on allegations that ATC made representations concerning a registration rights agreement to be provided in connection with options issued to the Richters as consideration for their non-competition agreements. In its answer, the Company denies that an agreement concerning registration rights was ever reached and asserts that any such rights were forfeited or suspended by the Richters in any case as a result of their conduct in connection with the asset purchase. ATC also disputes that the Richters sustained damages on the grounds, among others, that the options were non-transferable and because ATC's stock price never exceeded the exercise price at any point where the options would have been exercisable. In January, 1997, the plaintiff banks dismissed their claim against ATC. The remaining claims are subject to a stay pending the federal action described below.

    On December 6, 1996, Hill and the Richters commenced an action against ATC and the same officers and employees of ATC alleging essentially the same claims in federal court as in the state action. This action is entitled Irwin
E. Richter et al. v. ATC Group Services, et al., Civ. No. 96-5818 (JBS), U.S. District Court for the District of New Jersey, December 6, 1996. ATC has answered, raising the same defenses and additional defenses related to the timeliness of the federal securities claims. The case is currently in the discovery and pretrial motion phase. It does not create a risk of double recovery.

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

    Notice of the related Commonwealth of Massachusetts, Barrett-Moeller and Spencer claims (the "Suffolk County" claims) has been made to ATC's professional liability insurer. At the time that notice of Suffolk County claims was filed, the Company had in effect a professional liability insurance policy in the amount of $10.0 million with a deductible of $250,000.

   Cambridge Housing Authority v. CON-TEST, Inc. and ATC Group Services Inc., Superior Court of Middlesex County, Massachusetts. This action was brought on October 1, 1997 for damages in excess of $1,000,000 alleging that Con-Test, Inc. breached its contract with Cambridge Housing Authority and was negligent in performing asbestos survey work preparatory to a housing project re-modernization project. ATC was joined as a party on the theory of continuous business enterprise successor liability. ATC has filed an answer denying that it was a successor to Con-Test under Massachusetts's law and asserting that it should therefore have no liability for Con-Test's alleged acts or omissions. The Company believes that the case is without merit because ATC does not meet the criteria for a finding of successor liability in the State of Massachusetts. ATC has filed a notice of claim with Con-Test's insurance company which has assumed the defense of the action.

   Professional Service Industries, Inc. v. ATC Group Services Inc. and Thomas Bowker, Superior Court, Norfolk County, Massachusetts, June 19, 1997, Civ. No. 97-01146. The complaint alleges that ATC interfered with a non-competition agreement between Mr. Bowker, an ATC employee, and PSI. An injunction has been issued by the court against ATC and Mr. Bowker prohibiting them from competitive acts within certain geographic areas. The case is currently on hold pending mediation between the parties in an attempt to settle the case. If settlement is not achieved through the mediation process, ATC intends to continue to vigorously defend the claim.

   Etzel Place II, L.P. v. ATC Environmental Inc. Action No. 982-01473, Missouri Circuit Court, Twenty-Second Judicial Circuit (St. Louis City). This action was brought on June 2, 1998 and alleges that ATC breached its contract with the plaintiff and was negligent in performing asbestos survey services in connection with an asbestos removal project. Plaintiff requests damages in the amount of $241,062.40. ATC is currently engaged in settlement discussions with plaintiff. Notice of this claim has been made under ATC's professional liability and pollution liability insurance policy. The insurance policy is subject to a $150,000 self-insured retention amount.

   1100 Airport North Partnership v. ATC Group Services Inc., Cause No. 02D01-9804-CP-813, Superior Court of Allen County Indiana. This action was filed on May 1, 1998 and arises out of ATC's lease of office space in Fort Wayne, Indiana. The Plaintiff seeks damages and attorneys fees for ATC's alleged breach of the lease. On July 1, 1998, a default judgment was entered against ATC in the amounts of $302,116.13 and $1,443.00 for damages and attorneys fees, respectively. ATC has initiated settlement discussions and will proceed to have the judgement overturned to continue to dispute the claim if necessary.

PROBABLE CLAIMS

   One Parkway Project. ATC has received notice of related claims by R.M. Shoemaker Co., a Pennsylvania construction firm, and four of its workers arising out of ATC's performance of asbestos abatement survey, design and project monitoring services. The services were performed by ATC's Burlington, New Jersey office on a project known as the One Parkway Project. The claims allege that ATC: (i) failed to locate certain asbestos-containing materials in a high rise building during its inspection of the facility; (ii) failed to include these undiscovered materials in the design specifications for an asbestos abatement project in connection with a renovation project on the building; and (iii) failed to properly clearance inspect and test the areas on which abatement had been performed prior to demobilization of the asbestos abatement project. The claimants allege that ATC's acts or omissions resulted in additional corrective actions including remobilization of certain areas, delays of the renovation project and exposure of construction workers to asbestos contamination. R.M. Shoemaker has alleged that it sustained damages in the amount of $1,500,000 for additional abatement costs plus additional damages for delay. The workers' exposure claims have not been quantified. No suit has been filed.

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

   Bob Moore Construction/Garden Ridge, Inc. ATC received notice of a claim arising out of ATC's performance of soil compaction testing for Bob Moore Construction, Inc., the general contractor on a retaining wall construction project for Garden Ridge, Inc., a garden supply chain, in Norcross, Georgia. ATC settled this claim for $88,000 during the three months ended August 31, 1998.

   Argosy Casino, Lawrenceburg, Indiana. ATC has received notice of claim arising out of geotechnical analyses for which American Testing and Engineering Corporation originally provided the geotechnical analyses and on which ATC subsequently performed the design of a Tensar/soil stabilized earth slope. A tentative settlement reached among the parties to this claim would result in ATC's payment of $266,000 in corrective costs, of which ATC expects contribution from other parties in an amount of up to $80,000. The Company has previously recorded a reserve of the minimum expected loss in the accompanying consolidated balance sheet. Notice of this claim has been made under ATC's professional liability insurance policy. The professional liability insurance is subject to a $250,000 deductible.

    TG Kentucky, Lebanon, Kentucky. The potential claim arises out of a contract to perform preliminary geotechnical investigations at the TG Kentucky Facility, Lebanon, Kentucky, for James M. Gray Construction Company ("Gray"). ATC issued geotechnical engineering reports based on its investigations. Gray alleges that it encountered differing site conditions from those identified in ATC's geotechnical reports. Gray asserts it could incur over $500,000 in additional costs to finish the project considering these alleged unexpected conditions. Allegations have been made against ATC for costs over budget. ATC believed it performed all services properly and that it should incur no liability. Notice has been given to ATC's professional liability insurer. The policy is subject to the $150,000 self-insured retention amount.

   Marina Bay Development Group. On October 7, 1998, ATC received a notice of claim from Marina Bay Development Group, LLC and related parties alleging a breach of contract and negligence by ATC or its subcontractor in the performance of geophysical survey and environmental assessment services on a property in Quincy, Massachusetts. The claimants allege that ATC failed to disclose the existence of truck washing operations formerly conducted on the site and that ATC's subcontractor failed to locate an underground storage tank. The claimants have alleged damages in an amount ranging from $100,000 to $250,000. ATC has entered into settlement negotiations with the claimants. ATC has served a notice of claim regarding this matter on its professional liability insurance policy, which is subject to a $150,000 self-insured retention.

   Smith Technology Acquisition Claims. ATC has filed two claims for recoupment against Smith Technology Corporation ("Smith") arising out of the Agreement for Sale and Purchase of Business Assets of August 19, 1997, between ATC and Smith ("the Agreement"). The first claim asserted a recoupment against the full amount of the $200,000 30-day note and a return of conditionally assumed liabilities in the total amount of $135,000. These remedies were asserted to partially recoup a deficiency in the Adjusted Equity Value as stated on Smith's closing Engineering Division Balance Sheet from that warranted in the purchase agreement.

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

   On May 22, 1998, ATC filed notice to Smith and Chase Bank of Smith's breach of the covenants of the Agreement in failing to turn over $606,604.39 of ATC's cash receipts. Smith and Chase have thus far refused to turn over these funds on the basis of their allegation that a dispute between Smith and ATC exists concerning certain payments and recoupment claims under the Agreement as described above. Although ATC believes it is entitled to these funds under the Agreement, the release of such funds will not be obtained without legal action or settlement of the matters in dispute.

   On August 21, 1998, ATC filed a claim in the case entitled Plymouth Nine Hundred, Inc./DE f/k/a BCM Engineers, Inc. of Delaware, Case No. 97-2066
(HSB), U.S. Bankruptcy Court for the District of Delaware, asserting claims against Smith in the aggregate amount of $5,287,727. Since the filing of this original claim, status changes in certain of the claim items has reduced the claim amount to $4,745,906. ATC has made a settlement offer to Smith and Chase Bank, assignee of the Smith notes, in the amount of $477,913 to resolve the parties respective claims arising out of the notes, the purchase agreement and the related joint services agreement. During the three months ended August 31, 1998, ATC recorded additional reserves relating to the outstanding disputes and liabilities arising out of the purchase transaction with a corresponding charge to goodwill.

   ATC has recorded reserves which the Company believes are appropriate, representing actual or estimated losses arising from the above claims, or revisions to litigation reserves previously established. The ultimate outcomes of the above matters can not be assured, and accordingly, the actual costs may differ from recorded estimates.

F. INDUSTRY SEGMENT DATA

   The Company provides services through its environmental consulting and engineering segment and its information technology consulting segment. Industry segment data is as follows:

                                                 Environmental     Information     Adjustments &
                                                 & Engineering     Technology      Elimination's        Total
                                                ---------------  ---------------  ---------------  ---------------
FISCAL 1999
-----------

     Quarter Ended August 31, 1998
     -----------------------------
     Revenues.............................        $ 38,485,397       $2,223,417     $  (796,254)     $ 39,912,560
     Operating income.....................          (1,470,525)         149,276               -        (1,321,249)
     Depreciation and amortization........             410,068           17,988               -           428,056
     Capital expenditures.................             463,581           50,929               -           514,510

     Six Months-Ended August 31, 1998
     --------------------------------
     Revenues.............................        $ 76,234,783       $4,948,153     $  (987,462)     $ 80,195,474
     Operating income.....................           1,188,434          490,302               -         1,678,736
     Depreciation and amortization........             822,519           34,503               -           857,022
     Capital expenditures.................           1,135,746           52,036               -         1,187,782

     Identifiable Assets as of August 31, 1998    $194,251,387       $5,868,973     $(3,713,869)     $196,406,491
     -----------------------------------------

Fiscal 1998
-----------

     Quarter Ended August 31, 1997
     -----------------------------
     Revenues..............................       $ 32,852,171     $  1,945,894     $   (75,864)     $ 34,722,201
     Operating income......................          2,653,929           53,279               -         2,707,208
     Depreciation and amortization.........            253,450           10,825               -           264,275
     Capital expenditures..................            390,515           20,125               -           410,640

     Six Months Ended August 31, 1997
     --------------------------------
     Revenues..............................       $ 62,214,082     $  4,186,193     $  (303,408)     $ 66,096,867
     Operating income......................          4,885,372          224,227               -         5,109,649
     Depreciation and amortization.........            484,185           19,670               -           503,855
     Capital expenditures..................            626,781           40,612               -           667,393

     Identifiable Assets as of August 31, 1997    $117,701,868     $  5,363,196     $(3,235,800)     $119,829,264
     -----------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------------------------

RECENT DEVELOPMENTS

  During the three months ended August 31, 1998, the Company completed two acquisitions. On July 31, 1998, ATC acquired certain assets and assumed certain liabilities of AeroVironmental Environmental Services, Inc. ("AVES"); a southern California provider of engineering and technical consulting services. On July 10, 1998, ATC acquired certain assets and assumed certain liabilities of On-Site Technologies, Inc. ("OST"), a remediation engineering services company headquartered in Hayward, California. AVES and OST reported revenues of $2.3 million and $1.2 million, respectively for their latest fiscal years.

Fiscal 1998

  Tender Offer and Merger. The Company became a wholly owned subsidiary of Acquisition Holdings, Inc. ("Holdings") upon the merger of ATC with Acquisition Corp., a wholly owned subsidiary of Holdings, with ATC being the surviving corporation (the "Merger"). Acquisition Corp. offered (the "Tender Offer") and completed the purchase of the issued and outstanding shares of the Company's Common Stock at a price of $12.00 per share. The Tender Offer was consummated using the proceeds from the issuance of $100,000,000 of 12% Senior Subordinated Notes (the "Notes"), borrowings under a new bank credit facility (the "Bank Credit Facilities") and equity investments in Holdings. The accompanying financial statements for the Company from February 5, 1998 (the "Successor Period") are attributable to operations of the Company under the successor ownership of Holdings. The predecessor financial statements, representing the period prior to February 5, 1998 (the "Predecessor Period"), relates to the previous ownership of the Company. Prior to the Tender Offer and Merger, the Company had entered into two separate Severance, Consulting and Noncompetition Agreements (the "Severance Agreements") with two officers of the Company. The Severance Agreements provided for the resignation of the officers upon completion of the Merger and the terms of a non-compete agreement. The Tender Offer and Merger, issuance of the Notes, execution of the Bank Credit Facilities and Severance Agreements, are collectively referred to as the "Transactions".

  As a result of the Merger, the consolidated financial statements for the Successor Period are presented on a different basis of accounting than that of the Predecessor Period and are therefore not directly comparable.

  Through fiscal 1998 the Company acquired twelve businesses since 1993. Three acquisitions include: (i) the purchase by the Company of all of the stock of Bing Yen & Associates, Inc. ("Bing Yen") on November 26, 1997; (ii) the purchase by the Company of substantially all of the stock of Environmental Warranty, Inc. ("EWI") on November 4, 1997; and (iii) the purchase by the Company of certain assets and the assumption by the Company of certain liabilities on August 20, 1997 of the Engineering Division of Smith Technology Corporation which operated primarily as BCM Engineers Inc. ("BCM").

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

RESULTS OF OPERATIONS

Three Months Ended August 31, 1998 Compared with Three Months Ended August
31, 1997
------------------------------------------------------------------------------

    Revenues in the three months ended August 31, 1998 increased 15.0% to $39,912,560, compared with $34,722,201 in the three months ended August 31, 1997. This increase was primarily attributable to revenues associated with the BCM acquisition which was consummated on August 20, 1997 and the acquisitions of EWI and Bing Yen which were completed in November 1997 and the acquisition of OST and AVES which were completed in July 1998. The revenue increases from acquisitions were partially offset by charges to revenues related to an increased reserve for unbilled receivables at August 31, 1998 and other revenue reductions for estimated cost overruns and billing adjustments. These charges to revenues were approximately $1.7 million for the three months ended August 31, 1998. Revenues in the three months ended August 31, 1998 from ATC's branch offices having comparable operations in the three months ended August 31, 1997 decreased 3.4% to $32,804,443, compared with $33,950,934 in the three months ended August 31, 1997. Excluding the revenue charges of $1.7 million discussed above, revenue from branch offices having comparable operations increased 1.6% during the quarter ended August
31, 1998. Revenues in the three months ended August 31, 1998 attributable to the acquisition of BCM totaled $5,560,422. Revenues attributable to the acquisition of EWI, Bing Yen, OST and AVES totaled $1,547,695 million or 3.9% of revenues in the three months ended August 31, 1998. Revenues were not affected by the Transactions.

     Reimbursable costs represent direct project expenses billed to environmental and engineering segment clients. For the three months ended August 31, 1998, reimbursable costs increased 15.0% to $6,788,950, compared with $5,905,664 in the three months ended August 31, 1997. Reimbursable costs as a percentage of revenues remained the same, 17.0% in the three months ended August 31, 1998 and 1997. Reimbursable costs were not affected by the Transactions.

     Cost of net revenues in the three months ended August 31, 1998 increased by $3,551,339 or 22.5% to $19,302,401 compared with $15,751,062 in the three months ended August 31, 1997. Cost of net revenues as a percentage of net revenues increased to 58.3% in the three months ended August 31, 1998 compared to 54.7% in the three months ended August 31, 1997. The increase in cost of net revenues as a percentage of net revenues for the three months ended August 31, 1998 over the prior year's comparable period was principally impacted by the revenue charges of $1.7 million discussed above and the Company's sales mix during the three months ended August 31, 1998.

     Gross profit in the three months ended August 31, 1998 increased 5.8% to $13,821,209, compared with $13,065,475 in the three months ended August 31, 1997. Gross margin decreased to 41.7% in the three months ended August 31, 1998, compared to 45.3% in the three months ended August 31,1997. The reduction in the gross margin percentage of 3.6% for the three months ended August 31, 1998 was principally caused by the additional reserves recorded during the period.

     Operating expenses in the three months ended August 31, 1998 increased 46.2% to $15,142,458, compared with $10,358,268 in the three months ended August 31, 1997. Operating expenses increased as a percentage of net revenues to 45.7% in the three months ended August 31, 1998, compared with 35.9% in the three months ended August 31, 1997. Employee costs increased 86.0% to $6,542,134, or 19.8% of net revenues in the three months ended August 31, 1998 compared with $3,517,889, or 12.2% of net revenues, in the three months ended August 31, 1997. These increases in total cost were due to employees hired in connection with the expansion of ATC's operations. Other increases in operating expenses resulted from higher facility costs and administrative expenses from the growth in operations, increased employee levels and certain one-time adjustments to other expenses of approximately $1.1 million, a portion of which related to the relocation of the Company's corporate administrative group, new accounting system installation and increase in allowance for doubtful accounts. Additionally, in the three months ended August 31, 1998, amortization of goodwill and intangibles increased to $1,362,271, compared with $494,769 in the three months ended August 31, 1997 reflecting the additional goodwill amortization resulting from acquisitions and the Transactions.

     Operating loss in the three months ended August 31, 1998 totaled ($1,321,249) compared with operating income of $2,707,207 in the three months ended August 31, 1997. Operating income decreased as a percentage of net revenues to (4.0)% in the three months ended August 31, 1998, compared with 9.4% in the three months ended August 31, 1997.

     Non-operating expense in the three months ended August 31, 1998 increased to $3,908,176 compared with of $644,168 in the three months ended August 31, 1997. The increase in non-operating expense is attributable to increased interest expense related to the 12% Senior Subordinated Notes and bank debt outstanding during the quarter.

     Income tax (benefit) expense in the three months ended August 31, 1998 was $(1,858,000), compared with $815,000 in the three months ended August 31, 1997. During the three months ended August 31, 1998 and 1997, the Company's effective tax rates were 35.5% and 39.5%, respectively. The lower effective tax rate for the three months ended August 31, 1998 is due to non deductible goodwill amortization related to the Transactions.

     As a result of the foregoing, the Company incurred a net loss of $3,371,425 compared with net income of $1,248,039 in the three months ended August 31, 1997. Net income (loss) decreased as a percentage of net revenues to (10.2)% in the three months ended August 31, 1998 compared with 4.3% in the three months ended August 31, 1997.


Six Months Ended August 31, 1998 Compared with Six Months Ended August 31,
1997
------------------------------------------------------------------------------
   Revenues in the six months ended August 31, 1998 increased 21.3% to $80,195,474, compared with $66,096,867 in the six months ended August 31, 1997. This increase was primarily attributable to revenues associated with the BCM acquisition which was consummated on August 20, 1997 and the acquisitions of EWI and Bing Yen which were completed in November 1997 and the acquisition of OST and AVES in July and August 1998, respectively. Revenues for the six months ended August 31, 1998 reflected certain one-time adjustments to revenue related to unbilled receivables reserves, cost overruns and billing adjustments. Revenues in the six months ended August 31, 1998 from ATC's branch offices having comparable operations in the six months ended August 31, 1997 decreased 0.3% (but increased 1.5% after excluding the revenue charges recorded during the period) to $65,108,290, compared with $65,325,600 in the six months ended August 31, 1997. Revenues in the six months ended August 31, 1998 attributable to the acquisition of BCM totaled $11,893,616. Revenues attributable to the acquisition of EWI, Bing Yen, AVES and OST totaled $3,193,568 million or 4.0% of revenues in the six months ended August 31, 1998. Revenues were not affected by the Transactions.

     Reimbursable costs represent direct project expenses billed to environmental and engineering segment clients. For the six months ended August 31, 1998, reimbursable costs increased 21.2% to $12,558,632, compared with $10,361,497 in the six months ended August 31, 1997. Reimbursable costs as a percentage of revenues remained the same, 15.7% for the six months ended August 31, 1998 and 1997. Reimbursable costs were not affected by the Transactions.

     Cost of net revenues in the six months ended August 31, 1998 increased by $7,708,624 or 25.3% to $38,121,307 compared with $30,412,683 in the six months ended August 31, 1997. Cost of net revenues as a percentage of net revenues increased to 56.4% in the six months ended August 31, 1998 compared to 54.6% in the six months ended August 31, 1997.

     Gross profit in the six months ended August 31, 1998 increased 16.6% to $29,515,535, compared with $25,322,687 in the six months ended August 31, 1997. Gross margin decreased to 43.6% in the six months ended August 31, 1998 compared to 45.4% in the six months ended August 31, 1997. The decrease in gross profit percentage was principally impacted by both one-time adjustments to revenue and the Company's sales mix during the 1998 six month period.

     Operating expenses in the six months ended August 31, 1998 increased 37.7% to $27,836,799, compared with $20,213,038 in the six months ended August 31, 1997. Operating expenses increased as a percentage of net revenues to 41.2% in the six months ended August 31, 1998, compared with 36.3% in the six months ended August 31, 1997. Employee costs increased 38.7% to $12,469,775, or 18.4% of net revenues, in the six months ended August 31, 1998 compared with $8,992,507, or 16.1% of net revenues, in the six months ended August 31, 1997. These increases in total cost were due to employees hired in connection with the expansion of ATC's operations. Other increases in operating expenses resulted from higher facility costs and administrative expenses resulting from the growth in operations and increased employee levels and increase allowance for doubtful accounts. Additionally, in the six months ended August 31, 1998, amortization of goodwill and intangibles increased to $2,682,377, compared with $920,368 in the six months ended August 31, 1997 reflecting the additional goodwill amortization resulting from acquisitions and the Transactions.

     Operating income in the six months ended August 31, 1998 decreased 67.1% to $1,678,736 compared with $5,109,649 in the six months ended August 31, 1997. Operating income decreased as a percentage of net revenues to 2.5% in the six months ended August 31, 1998, compared with 9.2% in the six months ended August 31, 1997.

     Non-operating expense in the six months ended August 31, 1998 increased to $7,696,672 compared with of $1,100,294 in the six months ended August 31, 1997. The increase in non-operating expense is attributable to increased interest expense related to the 12% Senior Subordinated Notes and bank debt outstanding during the period.

     Income tax (benefit) expense in the six months ended August 31, 1998 was $(1,944,000), compared with $1,585,000 in the six months ended August 31, 1997. During the six months ended August 31, 1998 and 1997, the Company's effective tax rates were 32.3% and 39.5%, respectively. The lower effective tax rate for the six months ended August 31, 1998 is due to non deductible goodwill amortization related to the Transactions.

     As a result of the foregoing, the Company incurred a net loss of $4,073,936 compared with net income of $2,424,355 in the six months ended August 31, 1997. Net income (loss) decreased as a percentage of net revenues to (6.0)% in the six months ended August 31, 1998 compared with 4.3% in the six months ended August 31, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal sources of liquidity are cash flow from operations and available borrowings under a Revolving Credit Facility established under the Bank Credit Facilities. The Revolving Credit Facility of $30.0 million provides the Company with an aggregate of up to $15.0 million of senior secured financing to be used for working capital and general corporate purposes with $15.0 million available for permitted acquisitions. It is expected that the Company's principal uses of liquidity will be to provide working capital, finance capital expenditures, fund costs associated with acquisitions and meet debt service requirements. As a result of the consummation of the Transactions, the Company is highly leveraged. Except to the extent set forth below, there will be no mandatory payments of principal on the Notes scheduled prior to their maturity. Based upon current operations, anticipated cost savings and future growth, the Company believes that its cash flow from operations, together with existing cash balances), available borrowings under the Revolving Credit Facility and receipt of approximately $4 million in income tax refunds will be adequate to meet its anticipated requirements for working capital, capital expenditures and scheduled principal and interest payments, although the Company believes that its ability to repay the Notes and amounts outstanding under its Bank Credit Facilities at maturity will require additional financing. There can be no assurance, however, that any such additional financing will be available at such time to the Company, or that any such available financing will be on terms favorable to the Company. Furthermore, there can be no assurance that the Company's business will continue to generate cash flow at or above current levels or that estimated cost savings or growth can be achieved.

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

    For the quarters ended May 31, 1998 and August 31, 1998, the Company was in default of certain financial covenants. The Company's lenders have provided an interim waiver with respect to the defaults. Under the waiver, the Company has approximately $5.1 million of availability under its revolving line of credit as of October 20, 1998.

    The Company is in discussion with its lenders and believes the covenant provisions of the credit agreement will be amended. Accordingly, the Company continues to classify its outstanding debt as long term in accordance with the existing loan maturity dates. The final classification of the Company's outstanding bank debt and 12% Senior Subordinated Notes, will be in accordance with the terms of any final credit agreement.

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

    The Company has historically financed its operations through internally generated funds, public and private equity and debt financings and borrowings under its credit facilities. As of August 31, 1998, working capital was $24.7 million, compared with working capital of $29.4 million at February 28, 1998, an increase of $4.7 million. The decrease in working capital was primarily due to allowances for doubtful accounts and unbilled receivables reserve, increased litigation reserves and expenditures relating to the Transactions. As a result of the Tender Offer and Merger and the Company's prior acquisitions, the Company has a negative tangible net worth, primarily as a result of goodwill amounts recognized in connection with these transactions.

    During the six months ended August 31, 1998, net cash flows used in operating activities were $1,204,308 primarily due to operating income offset by interest expense on the 12% Senior Subordinated Notes, the Bank Term Loan and the Revolving Credit Facility. Net cash flows used in investing activities were $952,672, resulting from purchases of property and equipment, the acquisition of OST and AVE less the proceeds from the sale of certain assets relating to a laboratory operation. Net cash flows used by financing activities were $1,998,698, primarily representing payments of Tender Offer obligations and net bank borrowings under the Company's Revolving Credit Facility.

    During the six months ended August 31, 1997, net cash flows used in operating activities were $1,848,304, primarily due to the increase in billed and unbilled receivables. Net cash flows used in investing activities were $8,453,396, resulting from the acquisitions of BCM and ATEC and purchases of property and equipment. Net cash flows provided by financing activities were $16,191,275, primarily representing the proceeds of the Senior Secured Notes less repayment of outstanding bank debt and a bank borrowing of $5,500,000 made in connection with the BCM acquisition.

QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

    The market risk exposure inherent in the Company's financial instruments and consolidated financial position represents the potential losses arising from adverse changes in interest rates. The Company is exposed to such interest rate risk primarily in the use of fixed and variable rate debt.

    The Company utilizes both fixed and variable rate debt to fund its operations. At August 31, 1998, the carrying value and estimated fair value of the Company's fixed rate debt was approximately $101.9 million. The
Company also had approximately $31.6 million of variable rate borrowings outstanding, which amount approximated fair value. Market risk for the fixed rate borrowings is estimated as the potential change in the fair value of the debt resulting from a hypothetical 10% adverse change in interest rates, which would have approximated $5.4 million at August 31, 1998. The effect of a similar hypothetical change in interest rates on the Company's variable rate debt would have had a negative impact on the Company's consolidated interest expense of approximately $85,000 for the quarter ended August 31, 1998.

    For additional information about the Company's financial instruments, see Notes to Consolidated Financial Statements in the Company's annual report on Form 10-K for the year ended February 28, 1998.

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

                          PART II - OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS:

   LITIGATION--Joseph I. Peters v. George Rubin, et al, Civ. Action No. 16026-NC, Court of Chancery, New Castle County, Delaware. On or about November 12, 1997, a summons and complaint were filed in the Delaware Court on behalf of Joseph I. Peters, as plaintiff. On or about December 18, 1997, an amended complaint was filed (the "Amended Complaint"). The Amended Complaint names the Company, the members of the Company's board of directors, Weiss, Peck & Greer ("Weiss Peck") and the WPG Corporate Development Associates V, L.P., a Weiss Peck affiliate, as defendants. The Amended Complaint challenges the Tender Offer and Merger. The Amended Complaint seeks class action status on behalf of the stockholders of the Company. The plaintiff in the action claims that the offer price for the Company's Common Stock is inadequate and that the defendants have breached their fiduciary duties to the plaintiff and other stockholders of the Company. The plaintiff seeks unspecified damages. On January 7, 1998, a motion to dismiss was filed by Weiss Peck and WPG Corporate Development Associates V, L.P. On January 13, 1998, answers to the complaint were filed by the Company and the remaining defendants. The parties to the action are currently conducting discovery. The Company believes the allegations contained in the Amended Complaint are without merit and intends to defend the action vigorously.

   First Fidelity Bank, N.A., et al v. Hill International, Inc. et al., Superior Court of New Jersey, Law Division, Burlington County, Docket No. Bur-L-03400-95, filed December 19, 1995. Irvin E. Richter, et al v. ATC Group Services Inc., et al. United States District Court, District of New Jersey, Civ. No. 96 CV 5818 (JBS) filed December 6, 1996. On December 19, 1995, a second amended complaint was filed in the above-entitled action which joined the Company as a defendant and included a count against the Company seeking recovery of certain assets purchased from Hill International, Inc. ("Hill") on the grounds that plaintiff banks held security interests in the assets and that Hill was in default under the security agreement creating such alleged security interests. The original plaintiffs in this action were First Fidelity Bank, N.A. and United Jersey Bank, N.A. The primary defendants were Hill and certain of its subsidiaries, and Irvin Richter, David Richter, Janice Richter and William Doyle. Irvin Richter and David Richter are officers and stockholders of Hill. In April 1996, the Company filed a cross-claim against Hill, Irvin Richter and David Richter alleging breach of contract and fraud, among other allegations, and seeking unspecified damages, including punitive damages, and equitable relief.

    In August, 1996, Hill and the Richters filed an answer denying ATC's cross-claims, a cross-claim against ATC and a third party claim against certain members of ATC's management and an employee. The cross-claim and third party claim seek unspecified damages, including punitive damages, for defamation, breach of the Richters' non-competition agreements and securities fraud. The defamation claims are based (i) on plaintiff banks' allegation of fraud against Hill and the Richters in their amended complaint, which Hill and the Richters allege was based on defamatory statements made by ATC in settlement discussions with the plaintiff banks and (ii) on a letter alleged to contain defamatory statements which was sent to an account debtor of the Company by an employee. In its answer, the Company both denies that it made defamatory statements and asserts that the defamation allegations fail to state legally valid claims. The breach of contract and securities claims are based on allegations that ATC made representations concerning a registration rights agreement to be provided in connection with options issued to the Richters as consideration for their non-competition agreements. In its answer, the Company denies that an agreement concerning registration rights was ever reached and asserts that any such rights were forfeited or suspended by the Richters in any case as a result of their conduct in connection with the asset purchase. ATC also disputes that the Richters sustained damages on the grounds, among others, that the options were non-transferable and because ATC's stock price never exceeded the exercise price at any point where the options would have been exercisable. In January, 1997, the plaintiff banks dismissed their claim against ATC. The remaining claims are subject to a stay pending the federal action described below.

    On December 6, 1996, Hill and the Richters commenced an action against ATC and the same officers and employees of ATC alleging essentially the same claims in federal court as in the state action. This action is entitled Irwin
E. Richter et al. v. ATC Group Services, et al., Civ. No. 96-5818 (JBS), U.S. District Court for the District of New Jersey, December 6, 1996. ATC has answered, raising the same defenses and additional defenses related to the timeliness of the federal securities claims. The case is currently in the discovery and pretrial motion phase. It does not create a risk of double recovery.

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


ITEM 2.  CHANGES IN SECURITIES:
         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:


         For the quarters ended May 31, 1998 and August 31, 1998, the Company was in default of certain financial covenants. The Company's lenders have provided an interim waiver with respect to the defaults. Under the waiver, the Company has approximately $5.1 million of availability under its revolving line of credit as of October 20, 1998.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
         Not Applicable

ITEM 5.  OTHER INFORMATION:
         On September 22, 1998, Ron H. Danenberg, a principal at Weiss, Peck & Greer and a director of the Company was named Chairman of the Board of Directors and replaced Nick Malino as ATC's Chief Executive Officer, Mr. Danenberg will serve as Interim Chief Executive Officer pending the appointment of a permanent Chief Executive Officer. Chris Vincze, ATC's Chief Operating Officer and Paul Grillo, the Company's Chief Financial Officer, will report to Mr. Danenberg.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:
     (a)  Exhibits:
             Not applicable

     (b)  Reports on Form 8-K:
             Not Applicable

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ATC GROUP SERVICES INC.
                                        -----------------------------------
                                                (Registrant)



Dated: October 20, 1998                 /s/ Christopher Vincze
-----------------------                 -----------------------------------
                                            Christopher Vincze
                                            Executive Vice President and
                                            Chief Operations Officer
                                            (Principal Operating Officer)


Dated: October 20, 1998                 /s/ Paul Grillo
-----------------------                 -----------------------------------
                                            Paul Grillo
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)


Dated: October 20, 1998                 /s/ Rachel Trant
-----------------------                 -----------------------------------
                                            Rachel Trant
                                            Controller
                                            (Principal Accounting Officer)