Form 10-Q
period 1998-11-30
ATC GROUP SERVICES INC /DE/
filed 1999-01-14
CIK 828828

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED NOVEMBER 30, 1998

                                       OR

                        [ ] TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-10583
                                     -------

                             ATC GROUP SERVICES INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                              46-0399408
---------------------------------                           -------------------
 (State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

104 EAST 25TH STREET, 10TH FLOOR
      NEW YORK, NEW YORK                                          10010
---------------------------------                           -------------------
(Address of principal executive                                (Zip Code)
offices)

       Registrant's telephone number, including area code: (212) 353-8280
                                 --------------

                                      NONE
    -------------------------------------------------------------------------
    (Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No


The number of shares outstanding of the Registrant's Common Stock, par value $0.01 per share, as of January 14, 1999 was 1,000.










                    ATC GROUP SERVICES INC. AND SUBSIDIARIES

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1998
    ------------------------------------------------------------------------



                                                                                Page
                                                                                ----

PART I - FINANCIAL INFORMATION:

     Item 1 - Unaudited Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets
           February 28, 1998 and November 30, 1998.............................  F-3

           Condensed Consolidated Statements of Operations
           Three and Nine months ended November 30, 1997 and 1998..............  F-4

           Condensed Consolidated Statements of Stockholders' Equity
           Nine months ended November 30, 1997 and 1998........................  F-5

           Condensed Consolidated Statements of Cash Flows
           Nine months ended November 30, 1997 and 1998........................  F-6

           Notes to Condensed Consolidated Financial Statements................  F-7

     Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................................  F-20

PART II - OTHER INFORMATION:

     Items 1-6.................................................................  F-25

     Signatures................................................................  F-27


                    ATC GROUP SERVICES INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     FEBRUARY 28, 1998 AND NOVEMBER 30, 1998

                  (DOLLARS IN THOUSANDS, except per share data)
       ------------------------------------------------------------------


                                                                        FEBRUARY 28,        NOVEMBER 30,
                                                                            1998               1998
                                             ASSETS
                                             ------
CURRENT ASSETS:
   Cash and cash equivalents................................                 $ 5,269              $1,412
   Trade accounts receivable, less allowance for doubtful
   accounts ($3,078 at February 28, 1998 and $5,559 at
   November 30,1998)........................................                  39,934              45,373
   Unbilled receivables, net of reserve.....................                  10,196               7,940
   Prepaid expenses and other current assets................                   2,423               1,111
   Deferred income taxes....................................                   2,041               2,041
   Refundable income taxes..................................                   4,233               2,832
                                                                    -----------------    ----------------
         Total current assets...............................                  64,096              60,709

PROPERTY AND EQUIPMENT, net (Note C) .......................                   5,794               5,994
GOODWILL, net of accumulated amortization ($3,261 at
   February 28, 1998 and $5,832 at November 30,1998)(Note B)                 106,829             112,566
COVENANTS NOT TO COMPETE, net of accumulated amortization
   ($775 at February 28,1998 and $2,078 at November 30,1998)
   (Note B) ................................................                   5,163               3,920
DEBT ISSUANCE COSTS, net of accumulated amortization ($108
   at February 28, 1998 and $843 at November 30, 1998)                         5,808               6,533
   (Note B)
OTHER ASSETS................................................                   1,365               3,800
                                                                    -----------------    ----------------
                                                                            $189,055            $193,522
                                                                    -----------------    ----------------
                                                                    -----------------    ----------------

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short-term debt..........................................                    $300                $530
   Current maturities of long-term debt.....................                   1,421               3,000
   Accounts payable.........................................                   7,738              13,001
   Accrued compensation.....................................                   5,097               6,247
   Tender Offer liability (Note B) .........................                  14,279               2,741
   Accrued interest expense.................................                   1,266               5,184
   Other accrued expenses...................................                   4,554               8,462
                                                                    -----------------    ----------------

         Total current liabilities............................                34,655              39,165

LONG-TERM DEBT, less current maturities (Note B) ...........                 120,420             127,614
OTHER LIABILITIES, including non-current payment obligations
   (Note B) ................................................                   2,737               1,608
DEFERRED INCOME TAXES.......................................                   4,607               4,607
                                                                    -----------------    ----------------
         Total liabilities....................................               162,419             172,994
                                                                    -----------------    ----------------


                                                                      FEBRUARY 28,         NOVEMBER 30,
COMMITMENTS AND CONTINGENCIES (Notes B and E)                             1998                 1998
STOCKHOLDERS' EQUITY:
   Common stock, par value $.01 per share/authorized 10,000
   Shares; issued and outstanding 1,000 shares at February                       --                   --
   28, 1998 and November 30, 1998...........................
   Additional paid-in capital...............................                 28,425               28,425
   Holdings restricted Common Stock net of deferred
   executive compensation...................................                     --                 153
   Deficit..................................................                 (1,789)              (8,050)
                                                                     ----------------     ----------------
         Total stockholders' equity...........................               26,636               20,528
                                                                     ----------------     ----------------

                                                                           $189,055             $193,522
                                                                     ----------------     ----------------
                                                                     ----------------     ----------------



            See notes to condensed consolidated financial statements.

                    ATC GROUP SERVICES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 30, 1997 AND 1998
                             (Dollars in thousands)
           -----------------------------------------------------------


                                                                Three Months Ended                  Nine Months Ended
                                                                   November 30,                        November 30,
                                                        ---------------- - ---------------    ---------------- --- -------------
                                                          Predecessor        Successor          Predecessor         Successor
                                                             1997               1998               1997                1998
                                                        ----------------   ---------------    ----------------     -------------
REVENUES                                                       $ 38,167        $41,316               $104,263        $121,511
  Reimbursable Costs                                              5,513          7,725                 15,874          20,283
                                                        ----------------   ---------------    ----------------     -------------

NET REVENUES                                                     32,654         33,591                 88,389         101,228
COST OF NET REVENUES                                             17,528         18,661                 47,941          56,782
                                                        ----------------   ---------------    ----------------     -------------
         Gross Profit                                            15,126         14,930                 40,448          44,446

OPERATING EXPENSES:
  Selling                                                         1,187          1,475                  3,226           4,361
  General and administration                                     10,648         12,267                 28,077          36,138
  Provision for bad debts                                           416            461                  1,161           1,542
                                                        ----------------   ---------------    ----------------     -------------
                                                                 12,251         14,203                 32,464          42,041
                                                        ----------------   ---------------    ----------------     -------------
         Operating income                                         2,875            727                  7,984           2,405

NONOPERATING EXPENSE (INCOME)
  Interest expense                                                  902          3,976                  2,163          11,680
  Interest income                                                  (16)             (4)                 (165)             (11)
  Other                                                            (32)             --                   (44)              --
                                                        ----------------   ---------------    ----------------     -------------
                                                                    854          3,972                  1,954          11,669
                                                        ----------------   ---------------    ----------------     -------------

         Income (loss) before income taxes                        2,021         (3,245)                 6,030          (9,264)
INCOME TAX EXPENSE (BENEFIT)                                        841         (1,059)                 2,426          (3,003)
                                                        ----------------   ---------------    ----------------     -------------

NET INCOME (LOSS)                                                $1,180        $(2,186)                $3,604         $(6,261)
                                                        ----------------   ---------------    ----------------     -------------
                                                        ----------------   ---------------    ----------------     -------------







            See notes to condensed consolidated financial statements.

                    ATC GROUP SERVICES INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  NINE MONTHS ENDED NOVEMBER 30, 1997 AND 1998

                  (Dollars in thousands, except per share data)


                                                                                      1997
                                            ---------------------------------------------------------------------------------------

                                                                                       Holdings
                                                 Common Stock         Additional      Restricted       Retained
                                            ------------------------
                                                                        Pain-In         Stock-        Earnings/
                                               Shares      Amount       Capital           Net         (Deficit)         Total
                                            ------------- -------------------------- -------------- --------------- ---------------
BALANCE, February 28, 1997.....                7,800,187        $78         $28,997              --        $16,365        $45,440
Sale of common stock at $1.88 to $10.00
per share, upon exercise of stock options
and warrants...........................
                                                  96,920          1             289              --             --            290
Issuance of common stock in connection
with the acquisition of Bing Yen &
Associates, Inc.........                          33,000         --             365              --             --            365
Continuing registration costs applied
against additional paid-in
capital............................                   --         --             (55)             --             --            (55)
Net income of predecessor.........                    --         --              --              --          3,604          3,604
                                            ------------- -------------------------  -------------- --------------- ---------------
BALANCE, November 30, 1997.........            7,930,107        $79         $29,596          $   --        $19,969        $49,644
                                            ------------- -------------------------  -------------- --------------- ---------------
                                            ------------- -------------------------  -------------- --------------- ---------------




                                                                                      1998
                                            ---------------------------------------------------------------------------------------

                                                                                       Holdings
                                                 Common Stock         Additional      Restricted
                                            ------------------------
                                                                        Pain-In         Stock-
                                               Shares      Amount       Capital           Net           Deficit         Total
                                            ------------- -------------------------- -------------- --------------- ---------------
BALANCE, February 28, 1998.........                1,000         --         $28,425             --      $  (1,789)      $  26,636
Amortization of deferred
   compensation costs..............                   --         --              --            153             --             153
Net loss of successor..............                   --         --              --             --         (6,261)         (6,261)
                                            ------------- -------------------------  -------------- --------------- ---------------
BALANCE, November 30, 1998.........                1,000         --        $ 28,425           $153        $(8,050)        $20,528
                                            ------------- -------------------------  -------------- --------------- ---------------
                                            ------------- -------------------------  -------------- --------------- ---------------








            See notes to condensed consolidated financial statements.
                                      F-5

                    ATC GROUP SERVICES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED NOVEMBER 30, 1997 AND 1998
                            (Dollars in thousands)

                                                                                               Nine Months Ended
                                                                                                  November 30,
                                                                                      ---------------------------------------
                                                                                         Predecessor            Successor
                                                                                             1997                 1998
                                                                                      -------------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)....................................                                           $3,604          $(6,261)
  Adjustments to reconcile net income (loss) to net
  cash from operating activities:
  Depreciation and leasehold amortization..............                                              889            1,287
  Amortization of goodwill and covenants...............                                            1,392            4,124
  Provision for bad debts..............................                                            1,160            1,542
  Other................................................                                           (2,230)            (581)
  Changes in operating assets and liabilities, net of Amounts acquired in acquisitions:
         Receivables......................................                                        (2,725)          (7,742)
         Prepaid expenses and other assets................                                         1,991           (1,123)
         Accounts payable and other liabilities...........                                        (6,514)           8,595
         Income taxes payable.............................                                           888               --
         Refundable income taxes..........................                                            --            1,401
                                                                                      -------------------    ----------------
  Net cash flows from operating activities.............                                           (1,545)           1,242

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of On-Site Technologies, Inc. ..............                                               --              (59)
  Purchase of Aerovironment Environmental Services,Inc.                                               --             (100)
  Purchase of BCM Engineers, Inc. .....................                                           (5,425)              --
  Purchase of American Testing and Engineering Corp.,
  net of cash acquired.................................                                           (2,421)              --
  Purchase of Bing Yen & Assoc., net of cash acquired..                                           (2,093)              --
  Purchase of Environment Warranty Inc., net of cash
  Acquired.............................................                                               19               --
  Purchase of property and equipment...................                                           (1,503)          (1,670)
  Other................................................                                               92              392
                                                                                      -------------------    ----------------
Net cash flows from investing activities...............                                          (11,331)          (1,435)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of long-term debt and
  Notes payable........................................                                           41,100            9,003
  Proceeds from issuance of common stock, net of
  Expenses.............................................                                              290               --
  Payment of Tender Offer obligations..................                                               --          (12,667)
  Principal payments on long-term debt and notes
  Payable..............................................                                          (24,623)              --
  Other capital transactions...........................                                              (55)              --
                                                                                      -------------------    ----------------
  Net cash flows from financing activities.............                                           16,712           (3,664)
                                                                                      -------------------    ----------------
  Net change in cash and cash equivalents..............                                            3,836           (3,857)
CASH AND CASH EQUIVALENTS, Beginning of period                                                     2,004            5,269
                                                                                      -------------------    ----------------
CASH AND CASH EQUIVALENTS, End of period                                                          $5,840           $1,412
                                                                                      -------------------    ----------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments for:
    Interest...........................................                                             $745           $7,111
                                                                                      -------------------    ----------------
                                                                                      -------------------    ----------------
    Income taxes.......................................                                           $1,753             $214
                                                                                      -------------------    ----------------
                                                                                      -------------------    ----------------

            See notes to condensed consolidated financial statements.

                    ATC GROUP SERVICES INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED NOVEMBER 30, 1998
-------------------------------------------------------------------------------
A.  GENERAL

    ACQUISITION OF THE COMPANY BY ACQUISITION HOLDINGS, INC.---ATC Group Services Inc. and subsidiaries ("ATC" or the "Company") became a wholly owned subsidiary of Acquisition Holdings, Inc. ("Holdings") effective February 5, 1998 (the "Merger Date") upon the merger of the Company with Acquisition Corp., a wholly owned subsidiary of Holdings, with ATC being the surviving corporation (the "Merger"). Holdings, through Acquisition Corp., completed an offer to purchase the outstanding common stock of ATC at $12.00 per share using the proceeds from the issuance of 12% senior subordinated notes (the "Notes"), bank borrowings (the "Bank Credit Facilities") and new equity investments. The accompanying financial statements for the Company from February 5, 1998 and subsequent thereto (the "Successor Period"), are attributable to operations of the Company under the successor ownership of Holdings. The predecessor financial statements, representing the period prior to February 5, 1998 (the "Predecessor Period"), relate to the previous ownership of the Company.

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

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed-consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements for the fiscal year ended February 28, 1998, which are included in the Company's Annual Report on Form 10-K and amendments thereto.

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


B.  MERGER AND BUSINESS ACQUISITIONS

    MERGER, NOTE OFFERING, AND TENDER OFFER TRANSACTIONS---Acquisition Holdings,Inc. ("Holdings" or "Parent") and its wholly owned subsidiary, Acquisition Corp.("Issuer"), were organized to effect the acquisition of the Company under the terms and conditions of a Merger Agreement dated November 26, 1997 (the "Merger Agreement").

    Pursuant to the Merger Agreement, the Issuer offered (the "Tender Offer")to purchase all the issued and outstanding shares of the Company's Common Stock at a price of $12.00 per share. The Tender Offer was conditioned upon Issuer issuing $100,000,000 of Senior Subordinated Notes (the "Notes"; see Note D) and obtaining sufficient bank financing necessary to consummate the Tender Offer. Effective February 5, 1998, (the "Merger Date") upon satisfaction of the necessary conditions, the Issuer was merged into ATC, with ATC being the surviving corporation (the "Merger").

     The Merger Agreement followed the execution of a stockholders agreement (the "Stockholders Agreement") with George Rubin and Morry F. Rubin (collectively the "Stockholders") requiring the Stockholders to vote 14.8% of their interest in the Company in favor of the Merger. In connection with the Stockholders Agreement, the Stockholders each agreed to and entered into Severance Consulting and Non-Competition Agreements (the "Severance Agreements"). Under these agreements, the Stockholders resigned from their officer positions, agreed to provide certain consulting services as requested by the Company for a period of three years following the consummation of the transactions, and agreed to restrict the Stockholders from competing with the Company's business and restricting certain other activities for a period ranging from three to four years from the effective date of the Merger. In consideration of the Severance Agreements, the Company paid the Stockholders
$3.1 million on the Merger Date. The Severance Agreements also provide for the Company to pay to the Stockholders a quarterly payment of $553,430 on each of the six succeeding quarters commencing April 1, 1998. The Company has not made the January 1, 1999 payment of $553,430 due under the Severance Agreements.

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

    The acquisition of the Company by Holdings has been accounted for as a purchase. The excess of the purchase cost over the historical book value of the net assets acquired was allocated to the Severance Agreements and the remainder, to goodwill, is being amortized over 30 years. The purchase price allocation was preliminary, pending completion of appraisal and other information-gathering activities.

    The accompanying consolidated balance sheet reflects the following sources and uses of funds related to the Tender Offer, Merger, Stockholders Agreement and the Bank Credit Facilities (collectively the "Transactions").


   Sources of Funds:
     Notes........................................................ $100,000,000
     Bank Term Loan...............................................   20,000,000
     Equity investment from Holdings..............................   30,714,639
     Tender Offer obligations to be funded from cash on hand and revolving credit borrowings. (The outstanding balance of
      Tender Offer obligation at November 30, 1998
      was $2,741,110).............................................   16,082,850
                                                                   ------------
                                                                   $166,797,489
                                                                   ------------
                                                                   ------------
Uses of Funds:
     Purchase of common stock, warrants and stock options......... $105,473,603
     Repay existing debt:
       Principal..................................................   42,076,461
       Accrued interest...........................................      577,345
       Accrued ATEC obligations...................................      754,250

     Shareholder Agreement Consideration:

       Amount paid at Merger Date.................................    3,100,002
       Amounts payable in quarterly installments..................    3,320,578
       Financing costs and expenses, including debt prepayment
         penalty..................................................   11,495,250
                                                                   ------------
                                                                   $166,797,489
                                                                   ------------
                                                                   ------------

Adjustments to goodwill have been recorded by the Company in fiscal 1999 related to the finalization of amounts to be allocated to a certain business venture and estimated costs to settle certain litigation which was outstanding at the date of the Transactions. Predecessor management was contesting certain matters with the belief that they would prevail and any adverse outcome would not be significant to the predecessor's financial position or results of operations. The new owners of the Company have directed successor management to use its best efforts to settle certain litigation and due to this change in approach, the company has recorded its best estimate of the expected costs. Should such estimate be in excess of amounts ultimately paid, goodwill will be reduced in future periods.

The total consideration paid in connection with the Transactions and allocation of the consideration to the historical book value of assets, covenant not to compete and goodwill is as follows:

   Consideration:
     Purchase price of common stock, warrants, and stock options. $105,473,603
     Severance Agreements consideration..........................    6,420,580
     Financing costs and expenses less amount related to debt
       issuances.................................................    4,828,614
                                                                  ------------
                                                                   116,722,797
   Allocation of Consideration:
     Net assets acquired.........................................   51,214,836
   Fair value adjustments:
     Non-compete agreement.......................................    4,700,000
     Other.......................................................     (301,537)
                                                                  ------------
   Excess purchase consideration.................................   61,109,498
   Predecessor basis adjustment..................................   (2,289,050)
                                                                  ------------
     Goodwill.................................................... $ 58,820,448
                                                                  ------------
                                                                  ------------

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

    BUSINESS ACQUISITIONS--The following acquisitions have been accounted for as purchases. The acquired company's assets and liabilities are included in the accompanying condensed consolidated balance sheets at fair value at the date of purchase. The acquired company's operations subsequent to the acquisition are included in the accompanying condensed consolidated statements of operations. The preliminary purchase price allocation is subject to change when additional information concerning asset and liability valuations is obtained. Therefore, the final allocation may differ from the preliminary allocation.

Fiscal 1999

    AEROVIRONMENT ENVIRONMENTAL SERVICES INC.--On July 31, 1998 ATC acquired certain assets and assumed certain liabilities of AeroVironmental Environmental Services, Inc. ("AVES"), a regional provider of engineering and technical consulting services, with emphasis on the air quality and pollution fields. AVES is located in Monrovia, CA. During its fiscal year ended April 30, 1998, AVES reported $2.3 million in revenues. ATC paid $642,000, $100,000 of which was cash paid at closing, $312,000 in assumed liabilities and transaction costs, and $230,000 in a non-interest bearing note, payable six months from the date of purchase. Assets purchased included work in progress, property and equipment, certain intangible assets, and an ownership interest in Aerovironment/NESA LLC, a subsidiary of AVES.

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

    The purchase price was comprised of the following consideration:

     Amounts paid to seller:
       Cash.........................................................  $2,200,000
       Note payable at 8% due January 2, 1998.......................     550,000
       Notes payable at 8% due in three annual installments
        commencing January 1999.....................................   1,150,000
                                                                     -----------
                                                                       3,900,000
     Liabilities assumed:
       Current liabilities..........................................     313,254
       Direct expenses of transaction...............................      50,000
                                                                     -----------
                                                                      $4,263,254
                                                                     -----------
                                                                     -----------

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

    During the quarter ended November 30, 1998, Bing Yen achieved the minimum net revenue levels required to earn the $1,500,000 in contingent achievement promissory notes. The Company has not paid the initial installment of $354,371, net of setoffs, on the notes payable due January 4, 1999 and the initial payment of $750,000 under the contingent achievement promissory notes due January 4, 1999.

    The preliminary purchase price allocation is as follows:


     Cash...........................................................  $  163,680
     Accounts receivable, net.......................................   2,292,191
     Unbilled receivables...........................................       5,122
     Prepaid expense................................................      10,746
     Property and equipment.........................................     142,241
     Covenant not to compete........................................      50,000
     Goodwill.......................................................   1,595,324
     Other assets...................................................       3,950
                                                                     -----------
                                                                      $4,263,254
                                                                     -----------
                                                                     -----------


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

    The purchase price was comprised of the following consideration:

     Amounts paid to seller or to others on behalf of seller:
       Cash........................................................ $5,425,539
       Notes payable...............................................  2,950,000
       Less note payable offset....................................   (200,000)
                                                                    -----------
                                                                     8,175,539
     Liabilities assumed:
       Current liabilities.........................................  2,833,665
       Non current liabilities.....................................  1,356,151
       Direct expenses related to acquisition......................    112,133
                                                                    -----------
                                                                   $12,477,488
                                                                    -----------
                                                                    -----------

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

    The preliminary purchase price allocation is summarized as follows:


     Accounts receivable, net of allowance..........................$ 4,710,960
     Unbilled receivables..........................................   3,684,939
     Other current assets..........................................       7,357
     Other assets..................................................   1,327,270
     Covenants not to compete......................................     100,000
     Goodwill......................................................   2,646,962
                                                                    -----------
                                                                    $12,477,488
                                                                    -----------
                                                                    -----------

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

     PRO FORMA FINANCIAL INFORMATION (UNAUDITED) - The following unaudited pro forma information sets forth the results of operations of ATC as if the Merger and Tender Offer and ATC's purchases of BCM, EWI and Bing Yen had occurred on March 1, 1997:

(Dollars in thousands)

                                                PRO FORMA                                      PRO FORMA
                                     THREE MONTHS ENDED NOVEMBER 30,                NINE MONTHS ENDED NOVEMBER 30,
                                 ----------------------------------------        --------------------------------------
                                      1997                     1998                   1997                  1998
                                 ---------------------    ---------------------     ----------------      -------------
Revenues                               $39,181                 $ 41,316              $123,453             $ 121,511
Operating Income                         2,366                      727                 6,071                 2,405
Net income (loss)                         (898)                  (2,186)               (2,987)               (6,261)

C.   PROPERTY AND EQUIPMENT

     Property and equipment is comprised of the following:

     (Dollars in thousands)

                                                                               FEBRUARY 28, 1998         NOVEMBER 30, 1998
                                                                              --------------------      --------------------
Office equipment                                                                     $ 5,345                    $6,464
Laboratory and field equipment                                                         3,968                     3,904
Transportation equipment                                                                 582                       593
Leasehold improvements                                                                 1,112                     1,145
                                                                              --------------------      --------------------
                                                                                      11,007                    12,106
Less accumulated depreciation                                                         (5,213)                   (6,112)
                                                                              --------------------      --------------------
Property and Equipment, net                                                          $ 5,794                    $5,994
                                                                              --------------------      --------------------
                                                                              --------------------      --------------------




D. DEBT AND CREDIT AGREEMENTS

   BANK CREDIT FACILITIES--On January 29, 1998, a credit facility with variouslending institutions was established providing the Company senior secured credit facilities consisting of a $20 million Term Loan and a $30 million Revolving Credit Facility (the "Bank Credit Facilities").

   On October 30, 1998, the Revolving Credit Facility available to the Company for working capital and general corporate purposes was reduced from the original $15 million to $13 million, with $15 million available for certain permitted acquisitions. Revolving loans mature on January 29, 2003. At the Company's option, revolving loans will accrue interest at either (a) an adjusted rate based on the Eurodollar rate plus a margin of 2.25% or (b) the base rate (effectively the prime rate) plus a margin of 1.25%. The loan margins are subject to quarterly decreases based upon improvements in the Company's leverage ratio. Interest is payable monthly and the Company pays a revolving loan commitment fee of 1/2 of 1% on a quarterly basis.

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

   For the quarters ended May 31, 1998, August 31, 1998 and November 30, 1998, the Company was in default of certain financial covenants. The Company's lenders had provided an interim waiver with respect to the defaults which waiver expired on December 4, 1998. Due to the expiration of the waiver on December 4, 1998, the Company is unable to borrow any additional amounts under the Revolving Credit Agreement. The total amount outstanding under the Revolving Credit Agreement at January 14, 1999 approximates $11.7 million.

   The Company is in discussion with its lenders and believes the covenant provisions of the credit agreement, among other items, will be amended. Accordingly, the Company continues to classify its outstanding debt as long term in accordance with the existing loan maturity dates.

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

   12% SENIOR SUBORDINATED NOTES DUE 2008--The 12% Senior Subordinated Notes due 2008 were issued January 29, 1998 pursuant to the indenture dated as of January 29, 1998 between Acquisition Corp. and State Street Bank and Trust Company (the "Indenture") and became obligations of the Company as of the Merger Date. Interest accrues at 12% per annum and is payable semiannually in arrears on each January 15 and July 15, commencing July 15, 1998. The Notes are unsecured obligations of the Company, ranking subordinate in right of payment to all Senior Indebtedness (as defined in the Indenture), and ranking pari passu in right of payment with any future senior subordinated indebtedness and senior in right of payment to all other subordinated obligations of the Company. The Notes will be redeemable, in whole of in part, at the Company's option on or after January 15, 2003 at redemption prices set forth in the Indenture. Up to 35% of the aggregate principal amount of the Notes may be redeemed on or prior to January 15, 2001 with the net cash proceeds of a public offering at redemption prices and terms in accordance with the Indenture. The Indenture provides noteholders the option to have their notes purchased in the event of a change in control. In addition, the Indenture contains covenants restricting the incurrence of additional indebtedness, payment of dividends, sales of assets, incurrence of liens, mergers and acquisitions and conduct of the business to existing businesses.

    The Company will be unable to make the interest payment due on January 15, 1999 on the Notes. The Company is unable to make the interest payment for two reasons. The Company's cash flow is insufficient. In addition, as a result of a payment default with respect to certain Senior Indebtedness as defined in the Indenture dated as of January 29, 1998 between Acquisition Corp. and State Street Bank and Trust Company (the "Indenture"), the Company is prohibited, pursuant to the terms of the Indenture, from making any payments on the Notes until the payment default is cured or waived. The payment default stems from the failure to pay on January 4, 1999 $1.1 million owing with respect to certain seller notes issued in connection with the acquisition by the Company of Bing Yen & Associates, Inc. in November 1997.

    The Company is in the process of retaining Houlihan Lokey Howard & Zukin Capital, investment bankers ("Houlihan Lokey"). Houlihan Lokey is expected to review the Company's financial position, cash flow requirements, financial history, operations, competitive environment and assets to assist the Company in developing a business plan which will serve as the basis in determining its various financial alternatives, and ultimately the proposed terms of a comprehensive financial restructuring. In doing so, Houlihan Lokey is expected to work with the Company's senior management to complete, and review the Company's new business plan. Once the review of the Company is begun, a proposed timetable is expected to be communicated to the holders of the Notes.

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

On December 6, 1996, Hill and the Richters commenced an action against ATC and the same officers and employees of ATC alleging essentially the same claims in federal court as in the state action. This action is entitled Irwin E. Richter et al. v. ATC Group Services, et al., Civ. No. 96-5818 (JBS), U.S. District Court for the District of New Jersey, December 6, 1996. ATC has answered, raising the same defenses and additional defenses related to the timeliness of the federal securities claims. The case is currently in the discovery and pretrial motion phase. ATC filed a motion for Summary Judgement on the Federal Court claims. This motion was heard on January 8, 1999 and the Court dismissed the Plaintiff's state and federal securities fraud claims and common law fraud claims and reserved judgement on the other counts. The dual forum litigation does not create a risk of double recovery.

Commonwealth of Massachusetts v. TLT Construction Corp. et al., Civ. Action No. 96-02281 F, Superior Court of Middlesex County, Massachusetts. This is an action brought by the Commonwealth of Massachusetts in April 1996, against the architects and general contractor on a renovation and construction project on the Suffolk County Courthouse in Massachusetts. The basis of the lawsuit is that one or more damp-proofing products specified by the architect defendants and installed by the contractor defendant made employees in the courthouse ill because of the off-gassing of harmful vapors. Dennison Environmental Services Inc., ("Dennison") an ATC subsidiary, was joined on August 13, 1996, as a third party defendant by TLT Construction Corporation, the general contractor, because Dennison performed some air quality testing of the air in the courthouse for the Commonwealth of Massachusetts during the construction process. The contractor alleges that it acted in reliance on these tests in continuing to install the material after the test report was given to it by the state. ATC's position is that it did not commit any error or omission in this case, that ATC made no representation to the contractors or material supplier and had no privity with them and that Dennison's opinion concerning short term, during- construction health effects of the off-gassing could not be justifiably relied upon with respect to the long-term performance and health effects of the product or its installation. This case is in the discovery phase. At this point, ATC considers the case to be without merit, and ATC intends to vigorously defend the action. Notice of this claim has been made to ATC's professional liability insurer. At the time that notice of Suffolk County claims was filed, the Company had in effect a professional liability insurance policy in the amount of $10.0 million with a deductible of $250,000.

Barrett-Moeller et al. v. ATC Associates Inc., Civ. Action No. 97-01037D, Superior Court of Middlesex County, Massachusetts and Joan Spencer v. TLT Construction et al., Civ. Action No. 97-4161C, Superior Court of Middlesex County, Massachusetts . These actions arise out of the same set of occurrences as gave rise to Commonwealth of Massachusetts v. TLT Construction, Corp. described above. One action( Barrett-Moeller) was brought by a group of employees who worked in the Suffolk County Courthouse during the period in which the off-gassing of harmful vapors was alleged to have occurred. The other action (Spencer)was brought by an employee who worked in the Suffolk County Courthouse during the period in which the off-gassing of harmful vapors was alleged to have occurred. Both suits seeks damages for personal injury in an unspecified amount. ATC, AIG ( our insurer) and the manufacturer-defendant, Pecora, reached settlement with the Barrett-Moeller and Spencer plaintiffs in January of 1999. As a result of this settlement, ATC has expended its deductible portion for these claims and AIG will now assume the defense of the Commonwealth of Massachusetts claim.

Cambridge Housing Authority v. CON-TEST, Inc. and ATC Group Services Inc., Civil Action No. MICV 97-04893, Superior Court of Middlesex County, Massachusetts. This action was brought on October 1, 1997 for damages in the amount of $3,381,805 alleging that Con-Test, Inc. breached its contract with Cambridge Housing Authority and was negligent in performing asbestos survey work preparatory to a housing project re-modernization project. ATC was joined as a party on the theory of successor liability. ATC has filed an answer denying that it was a successor to Con-Test under Massachusetts's law and asserting that it should therefore have no liability for Con-Test's alleged acts or omissions. The Company believes that the case is without merit because ATC does not meet the criteria for a finding of successor liability in the State of Massachusetts. ATC has filed a notice of claim with Con-Test's insurance company which has assumed the defense of the action. Con-Test's insurance company made an offer to settle for $460,001 alleging that their damage expert had determined this sum was the amount of actual damages incurred by Cambridge Housing Authority. Cambridge Housing Authority rejected the offer and countered with $2,150,000 as a settlement figure.

Professional Service Industries, Inc. v. ATC Group Services Inc. and Thomas Bowker, Superior Court, Norfolk County, Massachusetts, June 19, 1997, Civ. No. 97-01146. The complaint alleges that ATC interfered with a Non-competition agreement between Mr. Bowker, an ATC employee, and PSI. An injunction has been issued by the court against ATC and Mr. Bowker prohibiting them from competitive acts within certain geographic areas. The parties to this suit have reached a settlement effective December 19, 1998.

Etzel Place II, L.P. v. ATC Environmental Inc. Action No. 982-01473,
Missouri Circuit Court, Twenty-Second Judicial Circuit (St. Louis City). This action was brought on June 2, 1998 and alleges that ATC breached its contract with the plaintiff and was negligent in performing asbestos survey services in connection with an asbestos removal project. Plaintiff requests damages in the amount of $207,310. Plaintiff has offered to settle this matter for $103,655. ATC is currently engaged in settlement discussions with plaintiff and is reviewing their offer to settle. Notice of this claim has been made under ATC's professional liability and pollution liability insurance policy. The insurance policy is subject to a $150,000 self-insured retention amount.

1100 Airport North Partnership v. ATC Group Services Inc., Case No. 02D01-9804-CP-813, Superior Court of Allen County Indiana. This action was filed on May 1, 1998 and arises out of ATC's lease of office space in Fort Wayne, Indiana. The Plaintiff seeks damages and attorneys fees for ATC's alleged breach of the lease. On July 1, 1998, a default judgment was entered against ATC in the amounts of $302,116.13 and $1,443.00 for damages and attorneys fees, respectively. The default judgment against ATC was vacated on November 5, 1998, and the case has been settled between all parties involved.

QST Environmental Inc. v. ATC Group Services Inc. and Environmental Warranty Inc.("EWI"), Case No. 98-421, Circuit Court of the Tenth Judicial Circuit, Peoria County, Ilinois. This action was brought on December 4, 1998 and alleges that ATC and its subsidiary, EWI, violated the Illinois Trade Secrets Act as well as committed common law conversion. The claim arises out of ATC's submission of a proposal to remediate a parcel of property in the City of Olney, Illinois and EWI's underwriting of a policy to insure the parcel. Plaintiff alleges that the ATC and EWI used their proprietary data and information in this transaction. Notice of this claim has been made under both ATC's and EWI's professional liability and commercial liability insurance policy.

Borough of Kane Authority v. BCM Engineers, Inc. a Division of ATC Group Services Inc., et al., Case No. 1074 CD 1998, Court of Common Pleas of McKean County, Pennsylvania. This action was filed on October 22, 1998 and arises out of an alleged breach of warranty, breach of contract and professional negligence by Smith Technology Corporation ("Smith") in a design project at a wastewater treatment facility for the Borough of Kane. ATC did not purchase this contract in the Smith Transaction and is wrongly named in the case as a successor. The Company believes the case against ATC is without merit because ATC was not involved in the project and the contract in question was not assumed by ATC in the Smith transaction. ATC has filed a notice of claim with Smith's professional liability carrier as well as ATC's carrier. This claim is subject to a $150,000 self insured retention.

Morry F. Rubin and George Rubin v. ATC Group Services Inc. (Index No. 600130/99), Supreme Court of the State of New York County of New York. This action was brought on January 11, 1999 by Morry Rubin and George Rubin and seeks damages of $553,430 in connection with the failure by the Company to pay amounts owed the Rubins on January 1, 1999 pursuant to a Severance, Consulting and Non Competition Agreement entered into by the Company with each of Morry Rubin and George Rubin.

PROBABLE CLAIMS

One Parkway Project. ATC has received notice of related claims by R.M.
Shoemaker Co., a Pennsylvania construction firm, and four of its workers arising out of ATC's performance of asbestos abatement survey, design and project monitoring services. The services were performed by ATC's Burlington, New Jersey office on a project known as the One Parkway Project. The claims allege that ATC: (i) failed to locate certain asbestos-containing materials in a high rise building during its inspection of the facility; (ii) failed to include these undiscovered materials in the design specifications for an asbestos abatement project in connection with a renovation project on the building; and
(iii) failed to properly clearance inspect and test the areas on which abatement had been performed prior to demobilization of the asbestos abatement project. The claimants allege that ATC's acts or omissions resulted in additional corrective actions including remobilization of certain areas, delays of the renovation project and exposure of construction workers to asbestos contamination. R.M. Shoemaker has alleged that it sustained damages in the reduced amount of $883,955 for additional abatement costs plus additional damages for delay. The workers' exposure claims have not been quantified. ATC has been engaged in settlement discussions with RM Shoemaker. No suit has been filed.

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

Argosy Casino, Lawrenceburg, Indiana. ATC has received notice of claim arising out of geotechnical analyses for which American Testing and Engineering Corporation originally provided the geotechnical analyses and on which ATC subsequently performed the design of a Tensar/soil stabilized earth slope. A tentative settlement reached among the parties to this claim would result in ATC's payment of $266,000 in corrective costs, of which ATC expects contribution from other parties in an amount of up to $80,000. ATC is currently negotiating with the Subcontractor for contribution toward this settlement. Notice of this claim has been made under ATC's professional liability insurance policy. The professional liability insurance is subject to a $250,000 deductible.

TG Kentucky, Lebanon, Kentucky. The potential claim arises out of a contract to perform preliminary geotechnical investigations at the TG Kentucky Facility, Lebanon, Kentucky, for James M. Gray Construction Company ("Gray"). ATC issued geotechnical engineering reports based on its investigations. Gray alleges that it encountered differing site conditions from those identified in ATC's geotechnical reports. Gray asserts it could incur over $500,000 in additional costs to finish the project considering these alleged unexpected conditions. Allegations have been made against ATC for costs over budget. ATC believed it performed all services properly and that it should incur no liability. Gray has not pursued ATC any further on this matter. Notice has been given to ATC's professional liability insurer. The policy is subject to the $150,000 self-insured retention amount.

Marina Bay Development Group. On October 7, 1998, ATC received a notice of claim from Marina Bay Development Group, LLC and related parties alleging a breach of contract and negligence by ATC or its subcontractor in the performance of geophysical survey and environmental assessment services on a property in Quincy, Massachusetts. The claimants allege that ATC failed to disclose operations formerly conducted on the site and that ATC's subcontractor failed to locate an underground storage tank. The claimants have alleged damages in an amount ranging from $100,000 to $250,000. ATC has entered into settlement negotiations with the claimants. ATC has served a notice of claim regarding this matter on its professional liability insurance policy, which is subject to a $150,000 self-insured retention.

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

On August 21, 1998, ATC filed a claim in the case entitled Plymouth Nine Hundred, Inc./DE f/k/a BCM Engineers, Inc. of Delaware, Case No. 97-2066
(HSB), U.S. Bankruptcy Court for the District of Delaware, asserting claims against Smith in the aggregate amount of $5,287,727. Since the filing of this original claim, status changes in certain of the claim items has reduced the claim amount to $4,745,906. ATC has made a settlement offer to Smith and Chase Bank, assignee of the Smith notes, to resolve the parties respective claims arising out of the notes, the purchase agreement and the related joint services agreement. The general terms of the settlement are as follows:

ATC pays $264,346 to Smith to satisfy its obligation for the joint services costs and ATC is released from any further liability for joint services. ATC releases its claim to the $606,604.39 held by Chase in the Smith lock box. Chase and Smith agree to release ATC from any obligations under the notes. The payment obligations are contingent on ATC receiving a channeling order to protect ATC from claims from Smith's creditors. In addition, the court would issue an order declaring that ATC is not a successor to Smith. ATC would also gain the ability to pursue Smith's rights against third parties who have committed acts that resulted in losses that ATC had to pay on behalf of Smith. The parties are in the process of negotiating a stipulation that will address the settlement terms.

There are several non-litigation matters and potential claims that arise out of Smith's performance of services or Smith's business prior to the Sale Agreement which are non-assumed liabilities. In general these relate to performance or business errors by Smith that require ATC to perform corrective services to preserve a client relationship under a Smith assumed contract. These potential costs were factored into the decision to settle with Smith and Chase. The terms of the settlement will allow ATC several avenues to minimize losses incurred in resolving these Smith related non-litigation, potential claims.

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

F. INDUSTRY SEGMENT DATA

   The Company provides services through its environmental consulting and engineering segment and its information technology consulting segment. Industry segment data is as follows:

   (Dollars in thousands)

                                                  Environmental      Information       Adjustments &
                                                  & Engineering      Technology        Eliminations           Total
                                                ------------------ ----------------  -----------------  ------------------
FISCAL 1999
Quarter Ended November 30, 1998
   Revenues........................                      $ 39,142            $2,249            $   (75)           $ 41,316
   Operating income................                           656                72                 --                 727
   Depreciation and amortization...                         1,809                63                 --               1,872
   Capital expenditures............                           470                12                 --                 482
Nine Months Ended November 30, 1998
   Revenues........................                      $115,376            $7,197            $(1,062)           $121,511
   Operating income................                         1,845               560                 --               2,405
   Depreciation and amortization...                         5,229               182                                  5,411
   Capital Expenditures............                         1,606                64                                  1,670
Identifiable Assets as of November 30,
1998...............................                      $191,188            $5,749            $(3,415)           $193,522

FISCAL 1998
Quarter Ended November 30, 1997
   Revenues........................                      $ 35,874            $2,293            $    --            $ 38,167
   Operating income................                         2,723               152                 --               2,875
   Depreciation and amortization...                           845                12                 --                 857
   Capital expenditures............                           820                15                 --                 835
Nine Months Ended November 30, 1997
   Revenues........................                       $98,086            $6,480            $  (303)           $104,263
   Operating income................                         7,608               376                 --               7,984
   Depreciation and amortization...                         2,249                32                 --               2,281
   Capital expenditures............                         1,447                56                 --               1,503
Identifiable Assets as of November
30, 1997...........................                      $114,456            $5,760            $(2,671)           $117,545

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

    The Company is currently in default under its Bank Credit Facilities. In addition, the Company will be unable to make the $6.0 million interest payment due on January 15, 1999 on the Notes. The Company is unable to make the interest payment for two reasons. The Company's cash flow is insufficient. In addition, as a result of a payment default with respect to certain Senior Indebtedness as defined in the Indenture dated as of January 29, 1998 between Acquisition Corp. and State Street Bank and Trust Company (the "Indenture"), the Company is prohibited, pursuant to the terms of the Indenture, from making any payments on the Notes until the payment default is cured or waived. The payment default stems from the failure to pay on January 4, 1999 $1.1 million owing with respect to certain seller notes issued in connection with the acquisition by the Company of Bing Yen & Associates, Inc. in November 1997. In addition, on January 1, 1999, the Company failed to pay $553,430 owed to Morry Rubin and George Rubin, pursuant to the Severance Agreements described below. On January 11, 1999 the Rubins filed suit against the Company in New York Supreme Court seeking $553,430 in damages as a result of this failure to pay.

  During the nine months ended November 30, 1998, the Company completed two acquisitions. On July 31, 1998, ATC acquired certain assets and assumed certain liabilities of AeroVironmental Environmental Services, Inc. ("AVES"); a southern California provider of engineering and technical consulting services. On July 10, 1998, ATC acquired certain assets and assumed certain liabilities of On-Site Technologies, Inc. ("OST"), a remediation engineering services company headquartered in Hayward, California. AVES and OST reported revenues of $2.3 million and $1.2 million, respectively, for their latest fiscal years.

Fiscal 1998

  Tender Offer and Merger. The Company became a wholly owned subsidiary of Acquisition Holdings, Inc. ("Holdings") upon the merger of ATC with Acquisition Corp., a wholly owned subsidiary of Holdings, with ATC being the surviving corporation (the "Merger"). Acquisition Corp. offered (the "Tender Offer") and completed the purchase of the issued and outstanding shares of the Company's Common Stock at a price of $12.00 per share. The Tender Offer was consummated using the proceeds from the issuance of $100,000,000 of 12% Senior Subordinated Notes (the "Notes"), borrowings under a new bank credit facility (the "Bank Credit Facilities") and equity investments in Holdings. The accompanying condensed consolidated financial statements for the Company from February 5, 1998 (the "Successor Period") are attributable to operations of the Company under the successor ownership of Holdings. The predecessor condensed consolidated financial statements, representing the period prior to February 5, 1998 (the "Predecessor Period"), relate to the previous ownership of the Company. Prior to the Tender Offer and Merger, the Company had entered into two separate Severance, Consulting and Noncompetition Agreements (the "Severance Agreements") with two officers of the Company. The Severance Agreements provided for the resignation of the officers upon completion of the Merger and the terms of a non-compete agreement. The Tender Offer and Merger, issuance of the Notes, execution of the Bank Credit Facilities and Severance Agreements, are collectively referred to as the "Transactions".

  As a result of the Merger, the consolidated financial statements for the Successor Period are presented on a different basis of accounting than that of the Predecessor Period and are therefore not directly comparable.

  Through fiscal 1998 the Company acquired twelve businesses since 1993. Three acquisitions include: (i) the purchase by the Company of all of the stock of Bing Yen & Associates, Inc. ("Bing Yen") on November 26, 1997; (ii) the purchase by the Company of substantially all of the stock of Environmental Warranty, Inc. ("EWI") on November 4, 1997; and (iii) the purchase by the Company of certain assets and the assumption by the Company of certain liabilities on August 20, 1997 of the Engineering Division of Smith Technology Corporation which operated primarily as BCM Engineers Inc.("BCM").

OVERVIEW

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

  The Company's rapid growth is primarily attributable to the acquisition of assets of American Testing and Engineering Corporation ("ATEC") in May 1996 and the acquisition of assets of BCM in August 1997. ATEC, with its large network of regional and branch offices, positioned the Company as a national provider of professional environmental consulting, testing and engineering services. As a result of the BCM acquisition, ATC has become a high quality provider of consulting, engineering and design services in water supply and treatment, wastewater systems, air quality management, traditional environmental site investigations, site assessments and storage tank management services. Subsequent to each acquisition that it has made, the Company has implemented cost reduction measures, including integration of Offices, introduction of flexible staffing programs and reduction of duplicate corporate overhead costs.

RESULTS OF OPERATIONS

Three Months Ended November 30, 1998 Compared with Three Months Ended November 30, 1997

    Revenues in the three months ended November 30, 1998 increased 8.3% to $41.3 million, compared with $38.2 million in the three months ended November 30, 1997. This increase was primarily attributable to revenues associated with the acquisitions of EWI and Bing Yen which were completed in November 1997 and the acquisitions of OST and AVES which were completed in July 1998. Revenues in the three months ended November 30, 1998 attributable to the acquisitions of EWI, Bing Yen, OST and AVES totaled $1.6 million or 3.9% of revenues in the three months ended November 30, 1998. Revenues were not affected by the Transactions.

     Reimbursable costs represent direct project expenses billed to environmental and engineering segment clients. For the three months ended November 30, 1998, reimbursable costs increased 40.1% to $7.7 million compared with $5.5 million in the three months ended November 30, 1997. Reimbursable costs as a percentage of revenues increased to 18.7% in the three months ended November 30, 1998 from 14.4% in the comparable prior year period, principally due to changes in Sales mix, which required increased use of various subcontractor services in the 1998 period. Reimbursable costs were not affected by the Transactions.

     Cost of net revenues in the three months ended November 30, 1998 increased by $1.2 million or 6.5% to $18.7 million compared with $17.5 million in the three months ended November 30, 1997. Cost of net revenues as a percentage of net revenues increased to 55.6% in the three months ended November 30, 1998 compared to 53.7% in the three months ended November 30, 1997. The increase in cost of net revenues as a percentage of net revenues for the three months ended November 30, 1998 over the prior year's comparable period was principally impacted by the Company's Sales mix during the three months ended November 30, 1998.

     Gross profit in the three months ended November 30, 1998 decreased 1.3% to $14.9 million, compared with $15.1 million in the three months ended November 30, 1997. Gross margin decreased to 44.4% in the three months ended November 30, 1998, compared to 46.3% in the three months ended November 30,1997. The reduction in the gross margin percentage of 1.9% for the three months ended November 30, 1998 was principally caused by the Company's Sales mix during the three months ended November 30, 1998.

     Operating expenses in the three months ended November 30, 1998 increased 15.9% to $14.2 million, compared with $12.3 million in the three months ended November 30, 1997. Operating expenses increased as a percentage of net revenues to 42.3% in the three months ended November 30, 1998, compared with 37.5% in the three months ended November 30, 1997. The increase in operating expenses was attributable to an increase in Employee costs. Employee costs increased 16.1% to $6.5 million, or 19.4% of net revenues in the three months ended November 30, 1998 compared with $5.6 Million, or 17.1% of net revenues, in the three months ended November 30, 1997. These increases in total employee costs were due to employees hired in connection with the expansion of ATC's operations. The increase in operating expenses also resulted from higher facility costs and administrative expenses resulting from the growth in operations, increased employee levels and costs related to the establishment of the Company's corporate administrative group, and implementation of new accounting systems and processes. Additionally, in the three months ended November 30, 1998, amortization of goodwill and intangibles increased to $1.4 million, compared with $0.5 million in the three months ended November 30, 1997 reflecting the additional goodwill amortization resulting from acquisitions and the Transactions.

      For the reasons set forth above, operating income in the three months ended November 30, 1998 totaled $0.7 million compared with operating income of $2.9 million in the three months ended November 30, 1997. Operating income decreased as a percentage of net revenues to 2.2% in the three months ended November 30, 1998, compared with 8.8% in the three months ended November 30, 1997.

     Non-operating expense in the three months ended November 30, 1998 increased to $4.0 million compared with $0.9 million in the three months ended November 30, 1997. The increase in non-operating expense is attributable to increased interest expense related to the 12% Senior Subordinated Notes and bank debt outstanding during the quarter ended November 30, 1998.

     Income tax (benefit) expense in the three months ended November 30, 1998 was $(1.1 million), compared with $0.8 million in the three months ended November 30, 1997. During the three months ended November 30, 1998 and 1997, the Company's effective tax rates were 32.6% and 41.6%, respectively. The lower effective tax rate for the three months ended November 30, 1998 is due principally to non deductible goodwill amortization related to the Transactions.

     As a result of the foregoing, the Company incurred a net loss of $2.2 million compared with net income of $1.2 million in the three months ended November 30, 1997. Net income (loss) decreased as a percentage of net revenues to (6.5)% in the three months ended November 30, 1998 compared with 3.6% in the three months ended November 30, 1997.

Nine Months Ended November 30, 1998 Compared with Nine Months Ended November 30, 1997

     Revenues in the nine months ended November 30, 1998 increased 16.5% to $121.5 million, compared with $104.3 million in the nine months ended November 30, 1997. This increase was primarily attributable to revenues associated with the BCM acquisition which was consummated on August 20, 1997 and the acquisitions of EWI and Bing Yen which were completed in November 1997 and the acquisitions of OST and AVES in July, 1998. Revenues for the nine months ended November 30, 1998 reflected certain one time adjustments to revenue related to unbilled receivables reserves, cost overruns and billing adjustments. Revenues in the nine months ended November 30, 1998 attributable to the acquisition of BCM totaled $13.2 million. Revenues attributable to the acquisition of EWI, Bing Yen, AVES and OST totaled $4.5 million or 3.7% of revenues in the nine months ended November 30, 1998. Revenues were not affected by the Transactions.

     Reimbursable costs represent direct project expenses billed to environmental and engineering segment clients. For the nine months ended November 30, 1998, reimbursable costs increased 27.8% to $20.3 million, compared with $15.9 million in the nine months ended November 30, 1997. Reimbursable costs as a percentage of revenues increased to 16.7% for the nine months ended November 30, 1998 from 15.2% in the comparable prior year period, principally due to changes in sales mix, which required increased use of various subcontractor services in the 1998 period. Reimbursable costs were not affected by the Transactions.

     Cost of net revenues in the nine months ended November 30, 1998 increased by $8.9 million or 18.4% to $56.8 million compared with $47.9 million in the nine months ended November 30, 1997. Cost of net revenues as a percentage of net revenues increased to 56.1% in the nine months ended November 30, 1998 compared to 54.2% in the nine months ended November 30, 1997, principally due to changes in sales mix during the 1998 period.

     Gross profit in the nine months ended November 30, 1998 increased 9.9% to $44.4 million, compared with $40.4 million in the nine months ended November 30, 1997. Gross margin decreased to 43.9% in the nine months ended November 30, 1998 compared to 45.8% in the nine months ended November 30, 1997. The decrease in gross profit percentage was principally impacted by both one time adjustments to revenue and the Company's sales mix during the 1998 nine month period.

     Operating expenses in the nine months ended November 30, 1998 increased 29.5% to $42.0 million, compared with $32.5 million in the nine months ended November 30, 1997. Operating expenses increased as a percentage of net revenues to 41.5% in the nine months ended November 30, 1998, compared with 36.7% in the nine months ended November 30, 1997. The increase in operating expense was principally attributable to an increase in employee costs. Employee costs increased 27.4% to $18.6 million, or 18.4% of net revenues, in the nine months ended November 30, 1998 compared with $14.6 million, or 16.5% of net revenues, in the nine months ended November 30, 1997. These increases in employee cost were due to employees hired in connection with the expansion of ATC's operations including acquisitions completed during the period. Increases in operating expenses also resulted from higher facility costs and administrative expenses resulting from the growth in operations and increased employee levels and increased allowance for doubtful accounts. Additionally, in the nine months ended November 30, 1998, amortization of goodwill and intangibles increased to $4.1 million, compared with $1.4 million in the nine months ended November 30, 1997 reflecting the additional goodwill amortization resulting from acquisitions and the Transactions.

     Operating income in the nine months ended November 30, 1998 decreased 69.9% to $2.4 million compared with $8.0 million in the nine months ended November 30, 1997. Operating income decreased as a percentage of net revenues to 2.4% in the nine months ended November 30, 1998, compared with 9.0% in the nine months ended November 30, 1997.

     Non-operating expense in the nine months ended November 30, 1998 increased to $11.7 million compared with $2.0 million in the nine months ended November 30, 1997. The increase in non-operating expense is attributable to increased interest expense related to the 12% Senior Subordinated Notes and bank debt outstanding during the 1998 period.

     Income tax (benefit) expense in the nine months ended November 30, 1998 was $(3.0 million), compared with $2.4 million in the nine months ended November 30, 1997. During the nine months ended November 30, 1998 and 1997, the Company's effective tax rates were 32.4% and 40.2%, respectively. The lower effective tax rate for the nine months ended November 30, 1998 is due principally to non-deductible goodwill amortization related to the Transactions.

     As a result of the foregoing, the Company incurred a net loss of $6.3 million for the nine months ended November 30, 1998, compared with net income of $3.6 million in the nine months ended November 30, 1997. Net income (loss) decreased as a percentage of net revenues to (6.2)% in the nine months ended November 30, 1998 compared with 4.1% in the nine months ended November 30, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the consummation of the Transactions, the Company is highly leveraged. As described in Note D, due to defaults under the Bank Credit Facilities with respect to certain financial covenants for the quarters ended May 31, 1998, August 31, 1998 and November 30, 1998, the Company is presently unable to borrow any additional amounts under its Revolving Credit Agreement. As a result, the Company's only source of liquidity is cash flow from operations. It is expected that the Company's principal uses of liquidity will be to provide working capital for operations and fund necessary capital expenditures. There can be no assurance, however, that cash flow from operations will be sufficient for these purposes and to the extent it is not sufficient for such purposes, the Company's financial condition and results of operations will be materially and adversely affected.

     The Company is in discussion with the lenders under its Bank Credit Facilities and believes the covenants in the Bank Credit Facilities will be amended and the existing defaults waived. There can be no assurance, however, that any such amendment or waiver will be entered into and to the extent these defaults continue, the lenders under the Bank Credit Facilities could accelerate all amounts owing thereunder. The Company would not have sufficient cash to repay all amounts owing under the Bank Credit Facilities if the lenders accelerated amounts owing thereunder. The Bank Credit Facilities are secured by substantially all of the Company's assets. Proceeds from any sale of assets securing the Bank Credit Facilities would be used first to repay in full amounts outstanding thereunder.

     In addition, as a result of its lack of liquidity, the Company has not made and will not make certain payments it is contractually obligated to make.

     The Company will be unable to make the $6.0 million interest payment due on January 15, 1999 on the Notes. The Company is unable to make the interest payment for two reasons. The Company's cash flow is insufficient. In addition, as a result of a payment default with respect to certain Senior Indebtedness as defined in the Indenture dated as of January 29, 1998 between Acquisition Corp. and State Street Bank and Trust Company (the "Indenture"), the Company is prohibited, pursuant to the terms of the Indenture, from making any payments on the Notes until the payment default is cured or waived. The payment default stems from the failure to pay on January 4, 1999 $1.1 million owing with respect to certain seller notes issued in connection with the acquisition by the Company of Bing Yen & Associates, Inc. in November 1997. In addition, on January 1, 1999, the Company failed to pay $553,430 owed to Morry Rubin and George Rubin, pursuent to the Severance Agreements. On January 11, 1999 the Rubins filed suit against the Company in New York Supreme Court seeking $553,430 in damages as a result of this failure to pay.

     The Company is in the process of retaining Houlihan Lokey Howard & Zukin Capital, investment bankers ("Houlihan Lokey"). Houlihan Lokey is expected to review the Company's financial position, cash flow requirements, financial history, operations, competitive environment and assets to assist the Company in developing a business plan which will serve as the basis for determining its various financial alternatives, and ultimately the proposed terms of a comprehensive financial restructuring. In doing so, Houlihan Lokey is expected to work with the Company's senior management to complete and review the Company's new business plan. Once the review of the Company has begun, a proposed timetable is expected to be communicated to the holders of the Notes. There can be no assurance, however, that the Company will be able to successfully develop and execute alternative financial, and operating plans, ultimately resulting in a comprehensive restructuring plan.

     The Notes impose certain limitations on the ability of the Company and its subsidiaries to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, issue preferred stock, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries. In addition, the New Credit Facility contains other and more restrictive covenants effectively prohibiting the Company from prepaying the Notes. The Bank Credit Facility also requires the Company to maintain specified financial ratios and satisfy certain financial tests. The Company's ability to meet such financial ratios and tests may be affected by events beyond its control. As mentioned above, the Company is currently in default with respect to certain of these financial ratios.

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

    The Company has historically financed its operations through internally generated funds, public and private equity and debt financings and borrowings under its credit facilities. As of November 30, 1998, working capital was $21.5 million, compared with working capital of $29.4 million at February 28, 1998, a decrease of $7.9 million. The decrease in working capital was primarily due to allowances for doubtful accounts and unbilled receivables reserves, increased litigation reserves and expenditures relating to the Transactions. As a result of the Tender Offer and Merger and the Company's prior acquisitions, the Company has a negative tangible net worth, primarily as a result of goodwill amounts recognized in connection with these transactions.

    During the nine months ended November 30, 1998, net cash flows generated from operating activities were $1.2 million primarily due to operating income offset by interest expense on the 12% Senior Subordinated Notes, the Bank Term Loan and the Revolving Credit Facility. Net cash flows used in investing activities were $1.4 million, resulting from purchases of property and equipment, the acquisition of OST and AVES less the proceeds from the sale of certain assets relating to a laboratory operation. Net cash flows used by financing activities were $3.7 million, primarily representing payments of Tender Offer obligations and net bank borrowings under the Company's Revolving Credit Facility.

    During the nine months ended November 30, 1997, net cash flows used in operating activities were $1.5 million, primarily due to the increase in billed and unbilled receivables and decreases in accounts payable and other liabilities, representing payments of property facility rentals, non-compete consideration and assumed liabilities of ATEC and other acquisitions. Net cash flows used in investing activities were $11.3 million, resulting from the acquisitions of BCM and ATEC and purchases of property and equipment. Net cash flows provided by financing activities were $16.7 million, primarily representing the proceeds of the Senior Secured Notes less repayment of outstanding bank debt and a bank borrowing of $5.5 million made in connection with the BCM acquisition.

QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

    The market risk exposure inherent in the Company's financial instruments and consolidated financial position represents the potential losses arising from adverse changes in interest rates. The Company is exposed to such interest rate risk primarily in the use of fixed and variable rate debt.

    The Company utilizes both fixed and variable rate debt to fund its operations. At November 30, 1998, the carrying value and estimated fair value of the Company's fixed rate debt was approximately $101.7 million. The Company also had approximately $29.4 million of variable rate borrowings outstanding, which amount approximated fair value. Market risk for the fixed rate borrowings is estimated as the potential change in the fair value of the debt resulting from a hypothetical 10% adverse change in interest rates, which would have approximated $5.4 million at November 30, 1998. The effect of a similar hypothetical change in interest rates on the Company's variable rate debt would have had a negative impact on the Company's consolidated interest expense of approximately $200,000 for the nine months ended November 30, 1998.

    For additional information about the Company's financial instruments, see Notes to Consolidated Financial Statements in the Company's annual report on Form 10-K for the year ended February 28, 1998.

INFORMATION SYSTEMS AND THE YEAR 2000

    The Company is in the process of addressing Year 2000 issues. The Company is currently engaged in a comprehensive project to convert its accounting and management information system to a system consisting of new hardware and packaged software recently purchased from a large vendor who has represented that these systems are Year 2000 compliant. The Company's information technology segment, which provides information system support services to both the Company and the Company's clients, is currently operating on systems that are Year 2000 compliant. ATC's remaining operations are generally dependent only on personal computers and off-the-shelf commercial word processing, drafting, spreadsheet and engineering software. Year 2000 compliant versions of these systems are currently available, and the Company will convert to these compliant systems during calendar year 1999 as the Company upgrades its operational personal computer systems in the ordinary course to the most recently issued software releases.

                           PART II - OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS

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

On December 6, 1996, Hill and the Richters commenced an action against ATC and the same officers and employees of ATC alleging essentially the same claims in federal court as in the state action. This action is entitled Irwin E. Richter et al. v. ATC Group Services, et al., Civ. No. 96-5818 (JBS), U.S. District Court for the District of New Jersey, December 6, 1996. ATC has answered, raising the same defenses and additional defenses related to the timeliness of the federal securities claims. The case is currently in the discovery and pretrial motion phase. ATC filed a motion for Summary Judgement on the Federal Court claims. This motion was heard on January 8, 1999 and the Court dismissed the Plaintiff's state and federal securities fraud claims and common law fraud claims and reserved judgement on the other counts. The dual forum litigation does not create a risk of double recovery.

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

Cambridge Housing Authority v. CON-TEST, Inc. and ATC Group Services Inc., Civil Action No. MICV 97-04893, Superior Court of Middlesex County, Massachusetts. This action was brought on October 1, 1997 for damages in the amount of $3,381,805 alleging that Con-Test, Inc. breached its contract with Cambridge Housing Authority and was negligent in performing asbestos survey work preparatory to a housing project re-modernization project. ATC was joined as a party on the theory of successor liability. ATC has filed an answer denying that it was a successor to Con-Test under Massachusetts's law and asserting that it should therefore have no liability for Con-Test's alleged acts or omissions. The Company believes that the case is without merit because ATC does not meet the criteria for a finding of successor liability in the State of Massachusetts. ATC has filed a notice of claim with Con-Test's insurance company which has assumed the defense of the action. Con-Test's insurance company made an offer to settle for $460,001 alleging that their damage expert had determined this sum was the amount of actual damages incurred by Cambridge Housing Authority. Cambridge Housing Authority rejected the offer and countered with $2,150,000 as a settlement figure.

Etzel Place II, L.P. v. ATC Environmental Inc. Action No. 982-01473,
Missouri Circuit Court, Twenty-Second Judicial Circuit (St. Louis City). This action was brought on June 2, 1998 and alleges that ATC breached its contract with the plaintiff and was negligent in performing asbestos survey services in connection with an asbestos removal project. Plaintiff requests damages in the amount of $207,310. Plaintiff has offered to settle this matter for $103,655. ATC is currently engaged in settlement discussions with plaintiff and is reviewing their offer to settle. Notice of this claim has been made under ATC's professional liability and pollution liability insurance policy. The insurance policy is subject to a $150,000 self-insured retention amount.

QST Environmental Inc. v. ATC Group Services Inc. and Environmental Warranty Inc.("EWI"), Case No. 98-421, Circuit Court of the Tenth Judicial Circuit, Peoria County, Ilinois. This action was brought on December 4, 1998 and alleges that ATC and its subsidiary, EWI, violated the Illinois Trade Secrets Act as well as committed common law conversion. The claim arises out of ATC's submission of a proposal to remediate a parcel of property in the City of Olney, Illinois and EWI's underwriting of a policy to insure the parcel. Plaintiff alleges that the ATC and EWI used their proprietary data and information in this transaction. Notice of this claim has been made under both ATC's and EWI's professional liability and commercial liability insurance policy.

Borough of Kane Authority v. BCM Engineers, Inc. a Division of ATC Group Services Inc., et al., Case No. 1074 CD 1998, Court of Common Pleas of McKean County, Pennsylvania. This action was filed on October 22, 1998 and arises out of an alleged breach of warranty, breach of contract and professional negligence by Smith Technology Corporation ("Smith") in a design project at a wastewater treatment facility for the Borough of Kane. ATC did not purchase this contract in the Smith Transaction and is wrongly named in the case as a successor. The company believes the case against ATC is without merit because ATC was not involved in the project and the contract in question was not assumed by ATC in the Smith transaction. ATC has filed a notice of claim with Smith's professional liability carrier as well as ATC's carrier. This claim is subject to a $150,000 self insured retention.

Morry F. Rubin and George Rubin v. ATC Group Services Inc. (Index No. 600130/99), Supreme Court of the State of New York County of New York. This action was brought on January 11, 1999 by Morry Rubin and George Rubin and seeks damages of $553,430 in connection with the failure by the Company to pay amounts owed the Rubins on January 1, 1999 pursuant to a Severance, Consulting and Non Competition Agreement entered into by the Company with each of Morry Rubin and George Rubin.

ITEM 2.  CHANGES IN SECURITIES:
         Not Applicable
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:


             For the quarters ended May 31, 1998, August 31, 1998 and November 30, 1998, the Company was in default of certain financial covenants. The Company's lenders had provided an interim waiver with respect to the defaults, which waiver expired on December 4, 1998. Due to the expiration of the waiver on December 4, 1998, the Company is unable to borrow any additional amounts under the Revolving Credit Agreement. The total amount outstanding under the Revolving Credit Agreement at January 14, 1999 approximates $11.7 million.

             The Company is also in default under $2.65 million aggregate principal amount of promissory notes issued in connection with the acquisition by the Company of Bing Yen & Associates. This default results from the failure to pay $1.1 million owing with respect to such notes on January 4, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
         Not Applicable

ITEM 5.  OTHER INFORMATION:

         On September 22, 1998, Ron H. Danenberg, a principal at Weiss, Peck & Greer and a director of the Company, was named Chairman of the Board of Directors and replaced Nick Malino as ATC's Chief Executive Officer; Mr. Danenberg will serve as Interim Chief Executive Officer pending the appointment of a permanent Chief Executive Officer. Chris Vincze, ATC's Chief Operating Officer and Paul Grillo, the Company's Chief Financial Officer, will report to Mr. Danenberg.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:
     (a)  Exhibits:
             Not applicable

     (b)  Reports on Form 8-K:
             None

     This Form 10-Q contains "forward-looking" statements within the meaning of the Securities Litigation Reform Act of 1995, including, without limitation, those concerning: the results of any discussions with the Company's creditors; the ability of the Company to make required future payments; the retention of Houlihan Lokey; whether the Company is able to propose a comprehensive financial restructuring in a timely manner or propose a timetable to holders of the Notes; the Company's future financial performance and cash flow; whether or not the Company's cash flow will be sufficient to meet its working capital and other cash needs; and the ability of the Company to meet its short-term cash needs, including the ability to make the January 15, 1999 $6.0 million interest payment on its senior subordinated notes. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as: the demand for the Company's services; the impact of cost reductions on revenues; utilization rates of Company personnel; changes in the pricing environment; general economic conditions in the Company's markets; competitors' actions; accuracy of assumptions regarding savings from restructuring activities; the status and effectiveness of the Company's Year 2000 efforts; the ability to successfully restructure future cash payments, particularly in the short-term; whether or not the Company ultimately retains Houlihan Lokey, and if it does, whether or not the Company and Houlihan Lokey can propose in a timely manner a comprehensive financial restructuring acceptable to the Company's creditors; and other risks described in the Company's filings with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ATC GROUP SERVICES INC.
                                             (Registrant)



Dated: January 14, 1999                 /s/ Christopher Vincze
                                            Christopher Vincze
                                            Executive Vice President and
                                            Chief Operations Officer
                                            (Principal Operating Officer)


Dated: January 14, 1999                /s/ Paul Grillo
                                           Paul Grillo
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)


Dated: January 14, 1999                /s/ Rachel Trant
                                           Rachel Trant
                                           Controller
                                           (Principal Accounting Officer)